Form 10-Q
period 2002-09-30
DORCHESTER MINERALS LP
filed 2002-12-12
CIK 1172358

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 2002            Commission file number 333-88282



                            DORCHESTER MINERALS, L.P.
             (Exact name of registrant as specified in its charter)




            Delaware                                     81-0551518
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)



                  3738 Oak Lawn, Suite 300, Dallas, Texas 75219
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (214) 559-0300


                                      None
                  Former name, former address and former fiscal
                       year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No X

     As of December 11, 2002, zero common units of partnership interest were outstanding.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                               September 30, 2002


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheet as of September 30, 2002 (Unaudited)

          Notes to Balance Sheet (Unaudited)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3. Qualitative and Quantitative Disclosures about Market Risk

  Item 4. Controls and Procedures

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities and Use of Proceeds

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)


                                  BALANCE SHEET

                                                           September 30, 2002
                                                           ------------------
                                     ASSETS                   (Unaudited)


Capital contributions receivable............................   $ 1,000
                                                               --------
                                                               $ 1,000
                                                               ========



Partners' capital ...........................................  $ 1,000
                                                               --------
                                                               $ 1,000
                                                               ========

                          The accompanying notes are an
                      integral part of this balance sheet.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                             NOTES TO BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

Dorchester Minerals, L.P. (the Partnership) was formed on December 12, 2001, as a Delaware limited partnership. The Partnership has not commenced operations. On December 13, 2001, the Partnership entered into a combination agreement with Dorchester Hugoton, Ltd. (Hugoton), Republic Royalty Company (Republic) and Spinnaker Royalty Company (Spinnaker). The combination agreement provides for the combining of the business and properties of Hugoton, Republic and Spinnaker (the Combining Partnerships) into the Partnership upon approval of the limited partners of the Combining Partnerships.

NOTE B - BASIS OF PRESENTATION

Since its formation, the Partnership has had no income, expenses or cash flows. Therefore, the financial statements do not include statements of earnings or cash flows.

NOTE C - CAPITAL CONTRIBUTION

The capital contribution receivable was paid subsequent to September 30, 2002.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dorchester Minerals, L.P. (the Partnership) was formed on December 12, 2001, as a Delaware limited partnership. The Partnership has not commenced operations. On December 13, 2001, the Partnership entered into a combination agreement with Dorchester Hugoton, Ltd. (Hugoton), Republic Royalty Company (Republic) and Spinnaker Royalty Company (Spinnaker). The combination agreement provides for the combining of the business and properties of Hugoton, Republic and Spinnaker (the Combining Partnerships) into the Partnership upon approval of the limited partners of the Combining Partnerships.

Where required, the parties to the combination currently have their respective Special Meetings of Limited Partners scheduled for December 30, 2002. If sufficient approvals are received and other conditions to the combination are satisfied, the Partnership could begin commencing operations as early as January 1, 2003.

If the combination is consummated, the Partnership's business plan is to own and hold a net profits interest in the former properties of Hugoton and own and hold the properties acquired from Republic and Spinnaker, which will generally consist of producing and non-producing mineral, royalty, overriding royalty, net profits and leasehold interests. The Partnership will distribute on a quarterly basis all cash that it receives from the ownership of those interests beyond that required to pay its costs and fund reasonable reserves. The Partnership does not anticipate incurring any debt other than trade debt incurred in the ordinary course of our business. One of the Partnership's objectives will be to avoid unrelated business taxable income for federal income tax purposes.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

The Partnership may acquire oil and natural gas properties in the future after the combination. However, the Partnership's Amended and Restated Partnership Agreement will generally require majority approval of its common unit holders for the general partner to cause the Partnership to acquire oil and natural gas properties unless the acquisition is complementary to the Partnership's business and is made either (i) in exchange for the Partnership's limited partner interests, including common units, not exceeding 20% of the common units outstanding after issuance; or (ii) in exchange for cash, if the aggregate cost of any acquisitions made for cash during the twelve month period ending on the first to occur of the execution of a definitive agreement for the acquisition or its consummation is no more than ten percent (10%) of our aggregate cash distributions for the four most recent fiscal quarters.

On a pro forma basis, giving effect to the combination agreement, the Partnership's proved reserves consisted of 81,530,209 Mcf of natural gas and 4,374,761 Bbl of oil, with SEC PV-10 present value of $119,004,300 as of December 31, 2001.

Item 3. Qualitative and Quantitative Disclosures about Market Risk: None.

Item 4. Controls and Procedures.

Based on the evaluation of the Partnership's disclosure controls and procedures by W.C. McManemin, Chief Executive Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of Dorchester Minerals, L.P., and H.C. Allen, Chief Financial Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of Dorchester Minerals, L.P. as of a date within 90 days of the filing date of this quarterly report, each of them have concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)
PART II
                                OTHER INFORMATION



Item 1. Legal Proceedings: None.

Item 2. Changes in Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None.

Item 5. Other Information: None.

Item 6.  Exhibits and Reports on Form 8-K
     a)   Exhibits: None.
     b) Reports on Form 8-K: The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER MINERALS, L.P.
                                       Registrant

                                    by Dorchester Minerals Management LP
                                       its General Partner,
                                    by Dorchester Minerals Management GP LLC
                                       its General Partner



Date: December 11, 2002                 /s/ H.C. Allen
                                       ------------------------
                                       H. C. Allen
                                       Chief Financial Officer

                                 CERTIFICATION

I, W.C. McManemin, Chief Executive officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of Dorchester Minerals, L.P., (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dorchester Minerals, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 11, 2002             /s/ W.C. McManemin
                                      ------------------
                                      W. C. McManemin
                                      Chief Executive Officer

                                 CERTIFICATION

I, H.C. Allen, Chief Financial Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of Dorchester Minerals, L.P., (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dorchester Minerals, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 11, 2002              /s/ H.C. Allen
                                      ------------------
                                      H. C. Allen
                                      Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




     In connection with the accompanying Quarterly Report of Dorchester Minerals, L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 (the "Report"), I, W.C. McManemin, Chief Executive Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 11, 2002                    /s/W. C. McManemin
                                           -------------------------------------
                                           W. C. McManemin
                                           Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




     In connection with the accompanying Quarterly Report of Dorchester Minerals, L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 (the "Report"), I, H.C. Allen, Chief Financial Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 11, 2002                    /s/ H. C. Allen
                                           -------------------------------------
                                           H. C. Allen
                                           Chief Financial Officer