Form 10-Q
period 2003-03-31
DORCHESTER MINERALS LP
filed 2003-05-14
CIK 1172358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or
                        [ ] TRANSITION REPORT PURSUANT TO
                              SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________



For the Quarterly Period Ended March 31, 2003   Commission file number 000-50175



                            DORCHESTER MINERALS, L.P.
             (Exact name of Registrant as specified in its charter)




         Delaware                                        81-05551518
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


              3738 Oak Lawn Avenue, Suite 300, Dallas, Texas 75219
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (214) 559-0300



                                      None
                  Former name, former address and former fiscal
                       year, if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     As of May 13, 2003, 27,040,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS




DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS..............................3

PART I.......................................................................3

     ITEM 1. FINANCIAL INFORMATION...........................................3

     Condensed Balance Sheets as of March 31, 2003 (unaudited) and
          December 31, 2002..................................................4

     Condensed  Statements of Earnings for the Three Months Ended
          March 31, 2003 and 2002 (unaudited)................................5

     Statements of  Comprehensive  Income for the Three  Months  Ended
          March 31, 2003 and 2002 (unaudited)................................5

     Condensed  Statements  of Cash Flows for the Three  Months  Ended
          March 31, 2003 and 2002 (unaudited)................................6

     Notes to Condensed Financial Statements (unaudited).....................7

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
           AND RESULTS OF OPERATIONS.........................................8

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....12

     ITEM 4. CONTROLS AND PROCEDURES........................................13

PART II.....................................................................13

     Item 1. Legal Proceedings..............................................13

     Item 2. Changes in Securities and Use of Proceeds......................13

     Item 3. Defaults Upon Senior Securities................................13

     Item 4. Submission of Matters to a Vote of Security Holders............13

     Item 5. Other Information..............................................13

     Item 6. Exhibits and Reports on Form 8-K...............................13

SIGNATURES..................................................................14

CERTIFICATIONS..............................................................15

INDEX TO EXHIBITS...........................................................17

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of
operations   or  of  financial   condition  or  state  other   "forward-looking"
information.

     These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, changes in the operations on or development of the
Partnership's properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and the Partnership's financial position, business strategy and other plans and objectives for future operations. These and other factors are set forth in the Partnership's filings with the Securities and Exchange Commission.

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest, you should be aware that the occurrence of any of the events herein described in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.




                                     PART I

ITEM 1.  FINANCIAL INFORMATION


     Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that was formed in December 2001 in connection with the combination, which was completed on January 31, 2003, of Dorchester Hugoton, Ltd., which was a publicly traded Texas limited partnership, and Republic Royalty Company and Spinnaker Royalty Company, L.P., both of which were privately held Texas partnerships. The amounts and results of operations of Dorchester Minerals included in these financial statements as historical amounts prior to February 1, 2003 reflect the results of operations of Dorchester Hugoton. The effect of the combination is reflected in the balance sheet at March 31, 2003 and in the results of operations and cash flows since January 31, 2003. The combination was accounted for on the purchase method. In this report, the term "Partnership," as well as the terms "us," "our," "we," and "its," are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                       March 31,  December 31,
                                                         2003       2002
                                                     ----------   -----------
                                                                  (unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents.......................  $  5,955     $ 23,129
     Accounts receivable.............................    11,146        2,566
     Prepaid expenses and other current assets.......        89          223
                                                       --------     --------
         Total current assets........................    17,190       25,918


Oil and gas properties - at cost (full cost method)..   268,152       35,180
       Less depreciation, depletion and amortization.   (25,579)     (20,995)
Net oil and gas properties...........................   242,573       14,185
                                                       --------     --------
         Total assets................................  $259,763     $ 40,103
                                                       ========     ========
                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
     Accounts payable and other current liabilities..  $    166     $    451
     Production and property taxes payable or accrued       203          358
     Royalties payable...............................         -          423
     Distributions payable to Unitholders............         -            1
                                                       --------     --------
          Total current liabilities..................       369        1,233

Commitments and contingencies                                 -            -

Partnership capital:
     General Partners................................     9,804          312
     Unitholders.....................................   249,590       38,558
                                                       --------     --------
          Total partnership capital..................   259,394       38,870
                                                       --------     --------
Total liabilities and partnership capital............  $259,763     $ 40,103
                                                       ========     ========

              The accompanying condensed notes are an integral part
                         of these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                       ---------------------
                                                         2003         2002
                                                       --------     --------
Net operating revenues:
     Net profits interest............................  $  4,874     $      -
     Natural gas sales...............................     2,401        3,677
     Royalties.......................................     6,555            -
     Other...........................................       126           23
                                                       --------     --------
     Total net operating revenues....................    13,956        3,700

Cost and expenses:
     Operating, including production taxes...........       782          825
     Depreciation, depletion and amortization........     4,971          541
     General and administrative......................       907          224
     Management fees.................................       524          121
     Combination costs and related expenses..........     2,907          262
                                                       --------     --------
     Total operating expenses........................    10,091        1,973
                                                       --------     --------
Operating income.....................................     3,865        1,727

Other income (expense)
     Investment income...............................        21          106
     Interest expense................................         -           (8)
     Other income (expense), net.....................        57           (8)
                                                       --------     --------
     Total other income (expense)....................        78           90

Net earnings.........................................  $  3,943     $  1,817
                                                       ========     ========
Allocation of Net Earnings
     General partners................................  $    131     $     18
                                                       ========     ========
     Unitholders.....................................  $  3,812     $  1,799
                                                       ========     ========
Net earnings per common unit (in dollars)............  $   0.18     $   0.17
                                                       ========     ========

Weighted average common units outstanding            21,608,414   10,744,380
                                                     ==========   ==========
                       STATEMENTS OF COMPREHENSIVE INCOME
                               Dollars in Thousand
                                   (Unaudited)

Net earnings.........................................  $  3,943     $  1,817
Unrealized holding gain on available for sale securities      -          580
                                                       --------     --------
Comprehensive income.................................  $  3,943     $  2,397

              The accompanying condensed notes are an integral part
                         of these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                          2003        2002
                                                       --------     --------

Net cash provided by operating activities. ........... $  3,374     $  2,541
                                                       --------     --------

Cash flows from investing activities:
       Cash received in combination...................       68            -
       Capital expenditures...........................       (3)         (34)
       Cash received on sale of property and equipment        -           13
                                                       --------     --------
Net cash used by investing activities.................       65          (21)
                                                       --------     --------

Cash flows from financing activities:
        Distributions paid to Unitholders.............  (20,613)      (2,930)
                                                       --------     --------

Decrease in cash and cash equivalents.................  (17,174)        (410)

Cash and cash equivalents at January 1,...............   23,129       18,439
                                                       --------     --------
Cash and cash equivalents at March 31,................ $  5,955     $ 18,029
                                                       ========     ========

Non cash investing and financing activities:

     Acquisition of assets for units
          Oil and gas properties...................... $233,466     $      -
          Receivables.................................    3,754            -
          Cash........................................       68            -
                                                       --------     --------
          Value assigned to assets acquired........... $237,257     $      -
                                                       ========     ========

              The accompanying condensed notes are an integral part
                         of these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION: Dorchester Minerals, L.P. (the "Partnership") is a publicly traded Delaware limited partnership that was formed in December 2001 in connection with the combination, which was completed on January 31, 2003, of Dorchester Hugoton, Ltd., which was a publicly traded Texas limited partnership, and Republic Royalty Company (Republic) and Spinnaker Royalty Company, L.P., (Spinnaker) both of which were privately held Texas partnerships.

     The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of the Partnership's financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. Per-unit information is calculated by dividing the income applicable to holders of the Partnership's common units by the weighted average number of units outstanding. Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

     The accompanying financial statements reflect the combination completed on January 31, 2003 and accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, Dorchester Hugoton was designated as the accounting acquirer. Under the purchase method of accounting, the Partnership used the market price of Dorchester Hugoton's partnership units on the last day of trading, adjusted for the liquidating distribution to Dorchester Hugoton Unitholders, to determine the value of the Republic and Spinnaker oil and gas properties merged into the Partnership. Such method increased the historic book values of the oil and gas properties of Republic and Spinnaker by approximately $192,000,000 which increased the Partnership's quarterly depletion. See the Partnership's Form 8-K filed on April 15, 2003 and
Note 4 for more details.

     Prior to January 31, 2003, the Partnership had no combined operations. In these circumstances, the Partnership is required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquirer, for the three month period ended March 31, 2002 and the financial condition and results of operations of the Partnership for the three month period ended March 31, 2003, which includes the financial condition and results of operations for Dorchester Hugoton for the one month period ended January 31, 2003 and the financial condition and results of operations for the Partnership for the two month period ended March 31, 2003.

2. CONTINGENCIES: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. Dorchester Minerals Operating LP, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The suit is currently pending in the District Court of Texas County, Oklahoma and discovery is underway by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs also assert defendants conspired to restrain trade by warning of dangers of natural gas use and using such warnings to induce some plaintiffs to release their domestic gas rights. Plaintiffs also seek certification of class action against defendants. Additionally, plaintiffs seek an accounting of fuel use by defendants. Dorchester Minerals Operating LP believes plaintiffs' claims are completely without merit. In July 2002, the defendants were granted a motion for summary judgment removing RRNGR as a plaintiff. Based upon past measurements of such gas usage, Dorchester Minerals Operating LP believes the damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

     The Partnership and Dorchester Minerals Operating LP are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. DEBT: Between 1994 and 2002, Dorchester Hugoton maintained an unsecured revolving credit facility for $15,000,000 with Bank One, Texas, N.A. While the latest borrowing base was $6,000,000, since August 1997 only $100,000 had been outstanding. On June 4, 2002, Dorchester Hugoton repaid its borrowings and terminated the agreement.

4. COMBINATION TRANSACTION:On January 31, 2003, Dorchester Hugoton transferred certain assets to Dorchester Minerals Operating LP in exchange for a net profits interest, contributed the net profits interes and other assets to the Partnership and subsequently liquidated. Republic and Spinnaker transferred certain assets to Dorchester Minerals Operating LP in exchange for net profits interests and subsequently merged with the Partnership. For accounting purposes Dorchester Hugoton is deemed the acquirer. The value assigned to the assets of Republic and Spinnaker was based on the market capitalization of Dorchester Hugoton and the share of the total common units of the Partnership received by the former partners of Republic (10,953,078 common units) and Spinnaker (5,342,973 common units). The assets of Republic and Spinnaker were valued at $237,257,000 which was allocated as follows:

        Cash..................................        $     68,000
        Oil and gas properties................         233,466,000
        Receivables...........................           3,754,000
                                                      ------------
        Total.................................        $237,257,000
                                                      ============
     The following reflects unaudited pro forma data related to the combination discussed herein. The unaudited pro forma data assumes the combination had taken place as of the beginning of each period. The pro forma amounts are not necessarily indicative of the results that may be reported in the future. Pro forma adjustments have been made to depletion, depreciation, and amortization to reflect the new basis of accounting for the assets of Spinnaker and Republic as of January 31, 2003, and to revenues to reflect the revenues of Dorchester
Hugoton   as   Net   Profits   Interests.
                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        2003            2002
                                                    -----------     ------------
Revenues.........................................   $15,845,000     $10,195,000
Depletion........................................     6,722,000      10,967,000
Net earnings (loss)..............................     3,794,000      (4,146,000)
Earnings (loss) per common unit..................          0.18           (0.14)

Nonrecurring items:

Severance and related costs......................    $3,003,000              --
Combination-related costs........................       496,000         943,000


5. DISTRIBUTION TO HOLDERS OF COMMON UNITS: On May 8, 2003 the Partnership paid an initial cash distribution of $.206469 per common unit to holders of record as of April 28, 2003. The next cash distribution will be paid by August 15, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that was formed in December 2001 in connection with the combination, which was completed on January 31, 2003, of Dorchester Hugoton, which was a publicly traded Texas limited partnership, and Republic and Spinnaker both of which were privately held Texas partnerships.

     Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds the working interest properties previously owned by Dorchester Hugoton and a minor portion of mineral interest properties previously owned by Republic and Spinnaker. Dorchester Minerals Oklahoma LP, which is owned directly and indirectly by our Partnership, holds a 96.97% net profits overriding royalty interest in these properties. We refer to our net profits overriding royalty interest in these properties as the Net Profits Interests (formerly referred to as the Operating ORRIs). After the close of each month, we receive a payment equaling

96.97% of the net proceeds actually received during that month from the properties subject to the Net Profits Interests.

     In addition to the Net Profits Interests, we also hold producing and non-producing mineral, royalty, overriding royalty and net profits interests which we acquired as part of the combination upon the mergers of Republic and Spinnaker into our Partnership. We refer to these interests as the Royalty Properties. The Royalty Properties located in Oklahoma are held by Dorchester Minerals Oklahoma LP. The remaining Royalty Properties are held directly by our Partnership. We currently own Royalty Properties in 564 counties and parishes in 25 states.

BASIS OF PRESENTATION

     In the combination completed on January 31, 2003 and accounted for as a purchase, Dorchester Hugoton was designated as the accounting acquirer. Prior to January 31, 2003, Dorchester Minerals had no combined operations. IN THESE CIRCUMSTANCES, WE ARE REQUIRED TO PRESENT, DISCUSS AND ANALYZE THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DORCHESTER HUGOTON, THE ACCOUNTING ACQUIROR, FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002 AND THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DORCHESTER MINERALS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003, WHICH INCLUDES THE RESULTS OF OPERATIONS FOR DORCHESTER HUGOTON FOR THE ONE MONTH PERIOD ENDED JANUARY 31, 2003 AND THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR DORCHESTER MINERALS FOR THE TWO MONTH PERIOD ENDED MARCH 31, 2003. FOR THE PURPOSES OF THIS PRESENTATION, THE TERM COMBINATION MEANS THE TRANSACTIONS CONSUMMATED IN CONNECTION WITH THE COMBINATION OF THE BUSINESS AND PROPERTIES OF DORCHESTER HUGOTON, REPUBLIC AND SPINNAKER.

COMMODITY PRICE RISKS

     Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

RESULTS OF OPERATIONS

Three  Months  Ended March 31, 2003 as compared to Three  Months Ended March 31,
2002

     Normally, our period to period changes in net earnings and cash flows from operating activities are principally determined by changes in natural gas and crude oil sales volumes and prices. Our portion of gas and oil sales and weighted average prices were:
                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                 2003    2002
Sales Volumes:                                               --------  --------
Dorchester Hugoton  Gas Sales (mmcf) (1) ...................      448      1,397
Net Profits Interests Gas Sales (mmcf)......................      886          -
Net Profits Interests Oil Sales (mbbls) ....................        2          -
Royalty Properties Gas Sales (mmcf) ........................      658          -
Royalty Properties Oil Sales (mbbls) .......................       57          -

Weighted Average Sales Price:
Dorchester Hugoton Gas Sales ($/mcf) .......................   $ 5.20      $2.55
Net Profits Interests Gas Sales ($/mcf).....................     6.63          -
Net Profits Interests Oil Sales ($/bbl).....................    33.23          -
Royalty Properties Gas Sales ($/mcf) .......................     7.00          -
Royalty Properties Oil Sales ($/bbl)........................    33.91          -

Production Costs Deducted
    Under the Net Profits Interests ($/mcfe) (2)............   $ 1.18          -
________________________________________________________
(1) For purposes of comparison both the January 2003 and first quarter 2002 Dorchester Hugoton volumes have been reduced to reflect our 96.97% Net Profits Interest in production from the underlying properties.
(2) Provided to assist in determination of Net Profits Interest revenues from sales volume and price.

     First quarter natural gas sales volumes attributable to the former Dorchester Hugoton properties underlying our Net Profits Interests declined 8.5% from 1,397,000 mcf during 2002 to 1,278,000 mcf during 2003 due to natural reservoir pressure declines.

     Oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests from Republic and Spinnaker are not included in our results for the period ending March 31, 2002. Please see Basis of Presentation.

     The weighted average sales price for natural gas production from the former Dorchester Hugoton properties underlying our Net Profits Interests increased 144% from $2.55 during first quarter 2002 to $6.22 during first quarter 2003 due to changing market conditions.

     Weighted average prices for oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests from Republic and Spinnaker are not included in our results for the period ending March 31, 2002. See Basis of Presentation.

     Our first quarter net operating revenues increased 277% from $3,700,000 during 2002 to $13,956,000 during 2003 due primarily to increased natural gas prices combined with the effects of the combination. Management cautions the reader in the comparison of results for these periods because operations attributable to properties formerly owned by Republic and Spinnaker are not included in the period ending March 31, 2002. Please see Basis of Presentation and Notes 1 and 4 to the Financial Statements.

     Several categories of costs during the first quarter of 2003 were higher than the first quarter of 2002 because of non-recurring expenses associated with the 2003 liquidation of Dorchester Hugoton. Such comparisons include combination and related expenses which increased from $262,000 to $2,907,000 primarily as a result of approximately $2.5 million in severance payments and related costs. Similarly management fees in 2003 include a one-time $496,000 charge. Also, general and administrative costs increased from $224,000 to $907,000 primarily as a result of $445,000 in insurance premiums for Dorchester Hugoton officers and directors continuation coverage.

     Depletion, depreciation and amortization increased from $541,000 in first quarter 2002 to $4,971,000 in first quarter 2003 primarily due to the effects of the combination. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included in the period ending March 31, 2002 and due to the application of purchase accounting methods. Please see Basis of Presentation, Critical Accounting Policies, and Notes 1 and 4 to the Financial Statements.

     We received $126,000 in lease bonus and other income during February and March 2003 attributable to 15 leases of our interest in lands located in ten counties and parishes in four states. Eight of these leases were granted for royalty terms ranging from 15% to 28.5% of production and bonus payments ranging from $20/acre to $350/acre. Seven additional leases were granted pursuant to state regulation requiring pooling elections for royalty terms ranging from 18.75% to 25% of production and bonus payments ranging from $0/acre to $150/acre.

     During first quarter 2003, we identified 49 new wells completed on our properties in 18 counties and parishes in five states. New wells include the El Paso Production Coates A-34 well located in Hidalgo County, Texas which tested at rates of 7,489 mcf per day and 266 bbls of oil per day and in which we own an approximate 6.3% net revenue interest, and the Carrizo Oil and Gas, Inc. Pauline Huebner A-382 No. 1 well located in Matagorda County, Texas which tested at rates of 6,100 mcf per day and 2,230 bbls of oil per day and in which we own an approximate 1.4% net revenue interest. Based on performance of nearby properties, management expects production from each of these wells to decline at significant rates in their early productive lives. During first quarter 2003, we received $69,965 in net royalty revenue attributable to three months of oil production and two months of gas production from the Huebner A-382 well. Our initial receipt of royalty revenue attributable to the Coates A-34 well occurred subsequen to March 31, 2003.

     First quarter net earnings allocable o common units increased 112% from $1,799,000 during 2002 to $3,812,000 during 2003 due primarily to the effects of the combination. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for the period ending March 31, 2002 and due to the application of purchase accounting methods. Please see Basis of Presentation and Notes 1 and 4 to Financial Statements.

     Net cash provided by operating activities increased 33% from $2,541,000 during 2002 to $3,374,000 during 2003 due primarily to the effects of the combination as well as increased natural gas prices compared to the same period of 2002. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for the period ending March 31, 2002. Please see Basis of Presentation and Notes 1 and 4 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. Our only cash requirements are the distributions to our unitholders and the payment of oil and gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and properly allocated in accordance with our Partnership Agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas prices and sales volumes, sufficient funds are anticipated to be available at all times for payment thereof. On May 8, 2003 the Partnership paid an initial cash distribution of $.206469 per common unit to holders of record as of April 28, 2003. The next cash distribution will be paid by August 15, 2003.

     The Partnership is not liable for the payment of any exploration, development or production costs. We do not have any transactions, arrangements or other relationships that could materially affect our liquidity or the availability of capital resources. We have not guaranteed the debt of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt.

     Pursuant to the terms of our Partnership Agreement, we cannot incur indebtedness other than trade payables, (i) in excess of $50,000 in the aggregate at any given time or (ii) which would constitute "acquisition indebtedness" (as defined in Section 514 of the Internal Revenue Code of 1986, as amended).

EXPENSES AND CAPITAL EXPENDITURES

     Dorchester Minerals Operating LP does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone, the Council Grove formation or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton, but successful activities by others in these formations could prompt a reevaluation. Any such drilling is estimated to require $250,000 to $300,000 per well. Dorchester Minerals Operating LP anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton but is unable to predict the cost until additional engineering studies are done. One well, scheduled for fracture treating in February 2003, recovered its volume with minor treatment. Such activities by Dorchester Minerals Operating LP could influence the amount we receive from the Net Profits Interests.

     Regarding the facilities formerly owned by Dorchester Hugoton, Dorchester Minerals Operating LP anticipates normal gradual increases in repairs to its Oklahoma gas compression and dehydration facility and gradual increases in Oklahoma field operating costs and expenses as repairs to its 50-year-old pipelines and gas wells become more frequent and as pressures decline. Dorchester Minerals Operating LP does not anticipate significant replacement of these items at this time. However, Dorchester Minerals Operating LP will install rental field compression units at various locations on its Oklahoma gas gathering pipelines in 2003 because of lower pressures. The cost of such additional compression will require approximately $500,000 in capital and require approximately $650,000 per year additional operating costs (primarily compressor rental). While it is believed that the benefits of such compression will more than exceed cost and recover capital, the amount of increased gas production is not currently predictable. At present, environmental construction permits have been obtained. Such activities by Dorchester Minerals Operating LP could influence the amount we receive from the Net Profits Interests.

     In 1998, Oklahoma regulations removed production quantity restrictions in the Guymon-Hugoton field, and did not address efforts by third parties to persuade Oklahoma to permit infill drilling in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities are unpredictable. No additional compression that affects the wells formerly owned by Dorchester Hugoton has been installed since 2000 by operators on adjoining acreage, resulting from the relaxed production rules. Such installations by others could require expenditures by Dorchester Minerals Operating LP to stay competitive with adjoining operators. Such activities by Dorchester Minerals Operating LP could influence the amount we receive from the Net Profits Interests.

LIQUIDITY AND WORKING CAPITAL

     Dorchester Minerals' cash and cash equivalents totaled $5,955,000 at March 31, 2003 and Dorchester Hugoton's cash and cash equivalents totaled $18,029,000 at March 31, 2002.

CRITICAL ACCOUNTING POLICIES

     Dorchester Minerals uses the full cost method of accounting for its oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool" as such costs are incurred. Oil and gas properties in the pool, plus estimated future development and abandonment costs are depleted and charged to operations using the unit of production method. The full cost method subjects companies to a quarterly calculation of a "ceiling test" or limitation on the amount that may be capitalized on the balance sheet attributable to gas properties. To the extent capitalized costs (net of depreciation, depletion and amortization) exceed the calculated ceiling, the excess must be permanently written off to expense.

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

     While the quantities of proved reserves require substantial judgment, the associated prices of natural gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling calculation requires prices and costs in effect as of the last day of the accounting period are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Natural gas prices have historically been volatile and the prevailing prices at any given time may not reflect our Partnership's or the industry's forecast of future prices.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted each period toward its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity reports a gain or loss upon settlement to the extent the actual costs differ from the recorded liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Dorchester Minerals adopted SFAS No. 143 on January 1, 2003 and does not expect it to have a material effect on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following information provides quantitative and qualitative information about our potential exposures to market risk. The term "market risk" refers to the risk of loss arising from adverse changes in oil and natural gas prices, interest rates and currency exchange rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.

MARKET RISK RELATED TO OIL AND NATURAL GAS PRICES

     Essentially all of our assets and sources of income are from the Net Profits Interests and the Royalty Properties, which generally entitle us to receive a share of the proceeds based on oil and natural gas production from those properties. Consequently, we are subject to market risk from fluctuations in oil and natural gas prices. Pricing for oil and natural gas production has been volatile and unpredictable for several years. We do not anticipate entering into financial hedging activities intended to reduce our exposure to oil and natural gas price fluctuations.

ABSENCE OF INTEREST RATE AND CURRENCY EXCHANGE RATE RISK

     We do not anticipate having a credit facility or incurring any debt, other than trade debt. Therefore, we do not expect interest rate risk to be material to us. We do not anticipate engaging in transactions in foreign currencies which could expose us to foreign currency related market risk.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14c) as of a date within 90 days prior to the filing of this Form 10-Q, have concluded that the Company's disclosure controls and procedures effectively ensure that the information required to be disclosed in the reports the Company files with the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.


                                     PART II

Item 1.  Legal Proceedings:  None.
Item 2.  Changes in Securities and Use of Proceeds:  None.
Item 3.  Defaults Upon Senior Securities:  None.
Item 4.  Submission of Matters to a Vote of Security Holders:  None.
Item 5.  Other Information:  None.
Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits: See the attached Index to Exhibits.

     b) Reports on Form 8-K filed during the quarter ended March 31, 2003 and through the date hereof:

     (i) Filed January 24, 2003 on Item 5. Other Events (Regarding Prospectus Supplement No. 2)
     (ii) Filed February 3, 2003 on Item 2. Acquisition or Disposition of Assets (Regarding Closing of the Combination)
     (iii)Filed February 6, 2003 on Item 5. Other Events (Regarding the Appointment of the Independent Managers)
     (iv) Filed April 15, 2003 on Item 2. Acquisition or Disposition of Assets (Regarding Closing of the Combination)
     (v) Filed April 17, 2003 on Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition (Regarding Initial Cash Distribution)
     (vi) Filed May 14, 2003 on Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition (Regarding First Quarter Earnings)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DORCHESTER MINERALS, L.P.

                                     By:  Dorchester Minerals Management LP
                                          its General Partner,

                                     By:  Dorchester Minerals Management GP LLC,
                                          its General Partner

                                     /s/ William Casey McManemin
                                     --------------------------------------
                                     William Casey McManemin
Date:  May 14, 2003                  Chief Executive Officer


                                     /s/ H.C. Allen
                                     --------------------------------------
                                     H.C. Allen
Date:  May 14, 2003                  Chief Financial Officer

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

                                                    /s/ William Casey McManemin
                                                    ---------------------------
                                                    William Casey McManemin
Date:  May 14, 2003                                 Chief Executive Officer

I, H. C. Allen, Chief Financial Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of Dorchester Minerals, L.P., (the "Registrant"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Dorchester Minerals;

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

                                                     /s/ H. C. Allen
                                                     --------------------------
                                                     H. C. Allen
Date:  May 14, 2003                                  Chief Financial Officer

                                INDEX TO EXHIBITS

Number       Description

3.1  Certificate   of  Limited   Partnership   of  Dorchester   Minerals,   L.P.
     (incorporated   by  reference  to  Exhibit  3.1  to  Dorchester   Minerals'
     Registration Statement on Form S-4, Registration Number 333-88282)

3.2 Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals' Report on Form 10-K filed for the year ended December 31, 2002)

3.3  Certificate of Limited Partnership of Dorchester Minerals Management,  L.P.
     (incorporated   by  reference  to  Exhibit  3.4  to  Dorchester   Minerals'
     Registration Statement on Form S-4, Registration Number 333-88282)

3.4 Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management, L.P. (incorporated by reference to Exhibit 3.4 to Dorchester Minerals' Report on Form 10-K for the year ended December 31,
     2002)

3.5  Certificate  of  Formation  of  Dorchester   Minerals   Management  GP  LLC
     (incorporated   by  reference  to  Exhibit  3.7  to  Dorchester   Minerals'
     Registration Statement on Form S-4, Registration Number 333-88282)

3.6 Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals' Report on Form 10-K for the year ended December 31,
     2002).

3.7  Certificate   of  Formation  of  Dorchester   Minerals   Operating  GP  LLC
     (incorporated  by  reference  to  Exhibit  3.10  to  Dorchester   Minerals'
     Registration Statement on Form S-4, Registration Number 333-88282)

3.8  Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC
     (incorporated  by  reference  to  Exhibit  3.11  to  Dorchester   Minerals'
     Registration Statement on Form S-4, Registration Number 333-88282)

3.9  Certificate  of Limited  Partnership  of Dorchester  Minerals  Operating LP
     (incorporated  by  reference  to  Exhibit  3.12  to  Dorchester   Minerals'
     Registration Statement on Form S-4, Registration Number 333-88282)

3.10 Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP. (incorporated by reference to Exhibit 3.10 to Dorchester Minerals' Report on Form 10-K for the year ended December 31,
     2002)

3.11 Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP. (incorporated by reference to Exhibit 3.11 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.12 Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP. (incorporated by reference to Exhibit 3.12 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.13 Certificate of Incorporation of Dorchester Minerals Oklahoma GP Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.14 Bylaws of Dorchester Minerals Oklahoma GP Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

99.1* Section 906 Certification for William Casey McManemin

99.2* Section 906 Certification for H.C. Allen
-------
*    Filed herewith

                                                                    EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the accompanying Quarterly Report of Dorchester Minerals, L.P., (the "Partnership") on Form 10-Q for the period ended March 31, 2003 (the "Report), I, William Casey McManemin, Chief Executive Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ William Casey McManemin
                                            ___________________________
                                            William Casey McManemin
Date:  May 14, 2003                         Chief Executive Officer

                                                                    EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the accompanying Quarterly Report of Dorchester Minerals, L.P., (the "Partnership") on Form 10-Q for the period ended March 31, 2003 (the "Report), I, H. C. Allen, Chief Financial Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) of 15(d) or the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                        /s/ H. C. Allen
                                                        -----------------------
                                                        H. C. Allen
Date:  May 14, 2003                                     Chief Financial Officer