Form 10-Q
period 2003-06-30
DORCHESTER MINERALS LP
filed 2003-08-13
CIK 1172358

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



For the Quarterly Period Ended June 30, 2003   Commission file number 000-50175



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

     As of August 11, 2003, 27,040,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS




DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS..............................3

PART I.......................................................................3

     ITEM 1. FINANCIAL INFORMATION...........................................3

     Condensed Balance Sheets as of June 30, 2003 (unaudited) and
          December 31, 2002..................................................4

     Condensed  Statements of Operations for the Three and Six Months Ended
          June 30, 2003 and 2002 (unaudited)........... .....................5

     Statements of  Comprehensive  Income (Loss) for the Three  and Six Months
          Ended June 30, 2003 and 2002 (unaudited)...........................5

     Condensed  Statements  of Cash Flows for the Six  Months  Ended
          June  30, 2003 and 2002 (unaudited)................................6

     Notes to Condensed Financial Statements (unaudited).....................7

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
           AND RESULTS OF OPERATIONS.........................................9

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....14

     ITEM 4. CONTROLS AND PROCEDURES........................................14

PART II.....................................................................14

     ITEM 1. LEGAL PROCEEDINGS..............................................14

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................14

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................14

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............14

     ITEM 5. OTHER INFORMATION..............................................14

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................14

SIGNATURES..................................................................15

CERTIFICATIONS..............................................................16

INDEX TO EXHIBITS...........................................................18

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may", "believe", "will", "expect", "anticipate", "estimate", "continue" or other similar words. These statements discuss future expectations, contain projections of results of
operations   or  of  financial   condition  or  state  other   "forward-looking"
information.

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

                                     PART I

ITEM 1.  FINANCIAL INFORMATION

     Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that was formed in December 2001 in connection with the combination, which was completed on January 31, 2003, of Dorchester Hugoton, Ltd., which was a publicly traded Texas limited partnership, and Republic Royalty Company and Spinnaker Royalty Company, L.P., both of which were privately held Texas partnerships. The amounts and results of operations of Dorchester Minerals included in these financial statements as historical amounts prior to February 1, 2003 reflect the results of operations of Dorchester Hugoton. The effect of the combination is reflected in the balance sheet at June 30, 2003 and in the results of operations and cash flows since January 31, 2003. The combination was accounted for on the purchase method. In this report, the term "Partnership", as well as the terms "us", "our", "we", and "its", are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                      June 30,    December 31,
                                                        2003          2002
                                                     ----------   -----------
                                                                  (unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents.......................  $ 13,113     $ 23,129
     Accounts receivable.............................     8,420        2,566
     Prepaid expenses and other current assets.......        69          223
                                                       --------     --------
         Total current assets........................    21,602       25,918


Oil and gas properties - at cost (full cost method)..   268,154       35,180
       Less depreciation, depletion and amortization.   (54,465)     (20,995)
                                                       --------     --------
Net oil and gas properties...........................   213,689       14,185
                                                       --------     --------
         Total assets................................  $235,291     $ 40,103
                                                       ========     ========

                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
     Accounts payable and other current liabilities..  $    171     $    451
     Production and property taxes payable or accrued       406          358
     Royalties payable...............................         -          423
     Distributions payable to Unitholders............         -            1
                                                       --------     --------
          Total current liabilities..................       577        1,233

Commitments and contingencies                                 -            -

Partnership capital:
     General partner ................................     9,156          312
     Unitholders.....................................   225,558       38,558
                                                       --------     --------
          Total partnership capital..................   234,714       38,870
                                                       --------     --------
Total liabilities and partnership capital............  $235,291     $ 40,103
                                                       ========     ========

              The accompanying condensed notes are an integral part
                         of these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)
                                           Three Months Ended  Six Months Ended
                                                 June 30,         June 30,
                                            ----------------- -----------------
                                              2003      2002     2003     2002
                                            --------  -------  -------   ------
Net operating revenues:
     Net profits interest.................. $  5,332  $     - $ 10,206  $    -
     Natural gas sales.....................        -    4,611    2,401   8,288
     Royalty...............................    5,901        -   12,456       -
     Other.................................       67       37      193      60
                                            --------  -------  -------  ------
     Total net operating revenues..........   11,300    4,648   25,256   8,348

Cost and expenses:
     Operating, including prod. taxes......      534      924    1,316   1,749
     Depreciation, depletion and amort.....    6,672      536   11,643   1,077
     Impairment of full cost props.........   22,214        -   22,214       -
     General and administrative............      687      249    1,594     473
     Management fees.......................        -      131      524     252
     Combination costs and related expenses      173      168    3,080     430
                                            --------  ------- --------  ------
     Total operating expenses..............   30,280    2,008   40,371   3,981
                                            --------  ------- --------  ------
Operating income (loss)....................  (18,980)   2,640  (15,115)  4,367

Other income (expense)
     Investment income.....................        4      100       25     206
     Interest expense......................        -       (6)       -     (14)
     Other income (expense), net...........       48        4      105      (4)
                                            --------  ------- --------  ------
     Total other income (expense)..........       52       98      130     188

Net earnings (loss)........................ $(18,928) $ 2,738 $(14,985) $4,555
                                            ========  ======= ========  ======
Allocation of net earnings (loss):
     General partner....................... $   (479) $    27 $   (348) $   46
                                            ========  ======= ========  ======
     Unitholders........................... $(18,449) $ 2,711 $(14,637) $4,509
                                            ========  ======= ========  ======
Net earnings(loss) per common
 unit(in dollars).......................... $  (0.68) $  0.25 $  (0.60) $ 0.42
                                            ========  ======= ========  ======

Wtd aver. common units outstanding (000's)    27,040   10,744   24,324  10,744
                                            ========  ======= ========  ======

                       STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                               Dollars in Thousand
                                   (Unaudited)

Net earnings (loss)........................ $(18,928) $ 2,738 $(14,985) $4,555
Unrealized holding gain (loss)on available
 for sale securities                               -     (373)       -     207
                                            --------  -------  -------- ------
Comprehensive income (loss)................ $(18,928) $ 2,365 $(14,985) $4,762

              The accompanying condensed notes are an integral part
                         of these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                          2003        2002
                                                       --------     --------

Net cash provided by operating activities. ........... $ 16,286     $  5,429
                                                       --------     --------

Cash flows from investing activities:
       Cash received in combination...................       68            -
       Capital expenditures...........................       (5)         (86)
       Cash received on sale of property and equipment        -           13
                                                       --------     --------
Net cash used by investing activities.................       63          (73)
                                                       --------     --------

Cash flows from financing activities:
        Distributions paid to Unitholders.............  (26,365)      (5,860)
                                                       --------     --------

Increase (decrease) in cash and cash equivalents......  (10,016)        (504)

Cash and cash equivalents at January 1,...............   23,129       18,439
                                                       --------     --------
Cash and cash equivalents at June 30,................. $ 13,113     $ 17,935
                                                       ========     ========

Non cash investing and financing activities:

     Acquisition of assets for units
          Oil and gas properties...................... $233,466     $      -
          Receivables.................................    3,723            -
          Cash........................................       68            -
                                                       --------     --------
          Value assigned to assets acquired........... $237,257     $      -
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

     The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of the Partnership's financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. Per-unit information is calculated by dividing the earnings or loss applicable to holders of the Partnerships common units by the weighted average number of units outstanding. Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

     The accompanying financial statements reflect the combination completed on January 31, 2003 and accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, Dorchester Hugoton was designated as the accounting acquirer. Under the purchase method of accounting, the Partnership used the market price of Dorchester Hugoton's partnership units on the last day of trading, adjusted for the liquidating distribution to Dorchester Hugoton Unitholders, to determine the value of the Republic and Spinnaker oil and gas properties merged into the Partnership. Such method increased the historic book values of the oil and gas properties of Republic and Spinnaker by approximately $192,000,000 which increased the Partnership's quarterly depletion. See the Partnership's Form 8-K filed on April 15, 2003 and
Note 4 and Critical Accounting Policies for more details.

     Prior to January 31, 2003, the Partnership had no combined operations. In these circumstances, the Partnership is required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquirer, for the three month and six month periods ended June 30, 2002 and the financial condition and results of operations of the Partnership for the three month and six month periods ended June 30, 2003, which includes the financial condition and results of operations for Dorchester Hugoton for the one month period ended January 31, 2003 and the financial condition and results of operations for the Partnership for the five month period ended June 30, 2003.

2. CONTINGENCIES: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. Dorchester Minerals Operating LP, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The suit is currently pending in the District Court of Texas County, Oklahoma and discovery is underway by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs' claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, violation of irrigation gas contracts, underpayment of royalties, a request for an accounting, violation of the Oklahoma Consumer Protection Act, and fraud. Plaintiffs also seek certification of class action against defendants. Dorchester Minerals Operating LP believes plaintiffs' claims are completely without merit. In July 2002, the defendants were granted a motion for summary judgment removing RRNGR as a plaintiff. Portions of plaintiff's claims are subject to a pending motion to dismiss. Based upon past measurements of such gas usage, Dorchester Minerals Operating LP believes the damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

     The Partnership and Dorchester Minerals Operating LP are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. COMBINATION TRANSACTION: On January 31, 2003, Dorchester Hugoton transferred certain assets to Dorchester Minerals Operating LP in exchange for a net profits interest, contributed the net profits interest and other assets to the Partnership and subsequently liquidated. Republic and Spinnaker transferred certain assets to Dorchester Minerals Operating LP in exchange for net profits interests and subsequently merged with the Partnership. For accounting purposes Dorchester Hugoton is deemed the acquirer. The value assigned to the assets of Republic and Spinnaker was based on the market capitalization of Dorchester Hugoton and the share of the total common units of the Partnership received by the former partners of Republic (10,953,078 common units) and Spinnaker (5,342,973 common units). The assets of Republic and Spinnaker were valued at $237,257,000 which was allocated as follows:

                Cash.................................. $     68,000
                Oil and gas properties................  233,466,000
                Receivables...........................    3,723,000
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

                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                             -----------------------  -------------------------
                                 2003       2002           2003       2002
                             ------------  ---------- ------------- -----------
Revenues                     $ 11,300,000  $8,325,000 $ 27,145,000  $18,520,000
Depletion                    $  6,672,000  $5,470,000 $ 13,394,000  $16,437,000
Impairment                   $ 22,214,000         --- $ 22,214,000          ---
Net earnings (loss)          $(18,928,000) $1,494,000 $(15,134,000) $(2,652,000)
Earnings(loss) per com. unit $      (0.68) $     0.06 $      (0.54) $     (0.09)
Nonrecurring items:
Severance and related costs           ---         --- $  3,003,000          ---
Combination-related costs    $    174,000  $  205,000 $    670,000  $ 1,148,000

4. IMPAIRMENT OF OIL AND GAS PROPERTIES: During the second quarter 2003, the Partnership recorded a non-cash charge against earnings of $22,214,000. The write-down represents an impairment of assets that results primarily from the difference between the discounted present value of the Partnership's proved natural gas and oil reserves using June 30, 2003 gas and oil prices as compared to the book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules which value significantly exceeded historic book value. The write-down is a function of such increased value and changes in prevailing oil and gas prices since the consummation of the combination transaction. Cash flow from operations and cash distributions to unitholders are not affected by the write-down. Please see Note 1 and Note 3 of the Notes to Condensed Financial Statements and Critical Accounting Policies.

5. DISTRIBUTION TO HOLDERS OF COMMON UNITS: On May 8, 2003, the Partnership paid an initial cash distribution of $0.206469 per common unit to holders of record as of April 28, 2003. On August 7, 2003, the Partnership paid its second quarter cash distribution of $0.458087 per common unit to holders of record as of July 28, 2003. The next cash distribution will be paid by November 15, 2003.

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

     In addition to the Net Profits Interests, we also hold producing and non-producing mineral, royalty, overriding royalty, leasehold and net profits interests which we acquired as part of the combination upon the mergers of Republic and Spinnaker into our Partnership. We refer to these interests as the Royalty Properties. The Royalty Properties located in Oklahoma are held by Dorchester Minerals Oklahoma LP. The remaining Royalty Properties are held directly by our Partnership. We currently own Royalty Properties in 564 counties and parishes in 25 states.

Basis of Presentation

     In the combination completed on January 31, 2003 and accounted for as a purchase, Dorchester Hugoton was designated as the accounting acquirer. Prior to January 31, 2003, Dorchester Minerals had no combined operations. In these circumstances, we are required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquiror, for the three and six month periods ended June 30, 2002 and the financial condition and results of operations of Dorchester Minerals for the three and six month periods ended June 30, 2003, which includes the results of operations for Dorchester Hugoton for the one month period ended January 31, 2003 and the financial condition and results of operations for Dorchester Minerals for the five month period ended June 30, 2003. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

Commodity Price Risks

     Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three and Six Months Ended June 30, 2003 as compared to Three and Six Months Ended June 30, 2002

     Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in natural gas and crude oil sales volumes and prices. Our portion of gas and oil sales and
weighted   average   prices   were:

                                           Three Months Ended   Six Months Ended
                                          --------------------  ----------------
                                                         March
                                            June 30,      31,        June 30,
                                          ------------   ------  -------  ------
Accrual Basis Sales Volumes:               2003   2002    2003     2003    2002
                                          -----  -----   ------  -------  ------
Dorchester  Hugoton  Gas Sales  (mmcf)(1)    --  1,382     448       448   2,780
Net  Profits Interests Gas Sales(mmcf)    1,261     --     886     2,147      --
Net Profits Interests Oil Sales (mbbls)       1     --       2         3      --
Royalty  Props. Gas Sales(mmcf)(2)(3)       817     --     658     1,475      --
Royalty Props. Oil Sales 84 (mbbls)(2)(3)    84     --      57       141      --

Weighted Average Sales Price:
Dorchester Hugoton Gas Sales ($/mcf)         --  $3.23  $ 5.20    $ 5.20  $ 2.89
Net Profits Interests Gas Sales($/mcf)   $ 5.51     --  $ 6.63    $ 5.97      --
Net Profits Interests Oil Sales ($/bbl)  $22.99     --  $33.23    $29.20      --
Royalty Properties Gas Sales ($/mcf)     $ 4.62     --  $ 7.00    $ 5.68      --
Royalty Properties Oil Sales ($/bbl)     $25.29     --  $33.91    $28.79      --

Production Costs Deducted Under
the Net Profits  Interests ($/mcfe)(4)   $ 1.33     --  $ 1.18    $ 1.27      --

(1) For purposes of comparison both the January 2003 and all 2002 Dorchester Hugoton volumes have been reduced to reflect our 96.97% Net Profits Interest in production from the underlying properties.
(2) Royalty Property net gas sales volumes attributable to our cash receipts during the first quarter of 2003 were 623.3 mmcf and generally reflect production during the months of December, 2002 and January, 2003. Royalty Property net oil sales volumes attributable to our cash receipts during the first quarter of 2003 were 55.4 mbbls and generally reflect production for during the months of January and February, 2003.
(3) Royalty Property net gas sales volumes attributable to our cash receipts during the second quarter of 2003 were 871.2 mmcf and generally reflect production during the months of February, March and April, 2003.Royalty Property net oil sales volumes attributable to our cash receipts during the second quarter of 2003 were 83.8 mbbls and generally reflect production during the months of March, April and May, 2003.
(4) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

     Second quarter natural gas sales volumes attributable to the former Dorchester Hugoton properties underlying our Net Profits Interests declined 10.4% from 1,382,000 mcf during 2002 to 1,238,000 mcf during 2003 due to natural reservoir pressure declines. Additionally, various wells were not produced for limited periods during the 2003 second quarter due to the performance of scheduled maintenance and concurrent state mandated gas well tests. Such activities resulted in an approximate 3.5% reduction in gas produced during the quarter. Also, during the first six months natural gas sales volumes declined 9.5% from 2,780,000 mcf during 2002 to 2,516,000 mcf during 2003 due to natural reservoir pressure decline. Please see pressure discussion under Liquidity and Capital Resources - Expenses and Capital Expenditures.

     Oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests from Republic and Spinnaker are not included in our results for the three and six month periods ending June 30, 2002. Please see Basis of Presentation and
Note 1 to the Financial Statements.

     The weighted average sales price for natural gas production from the former Dorchester Hugoton properties underlying our Net Profits Interests increased 70% from $3.23 per mcf during second quarter 2002 to $5.49 per mcf during second quarter 2003 and 102.8% from $2.89 per mcf during the first six months of 2002 to $5.86 per mcf during the first six months of 2003 due to changing market conditions.

     Weighted average prices for oil and natural gas sales volumes attributable to the Royalty Properties and for oil and natural gas sales volumes attributable to the Net Profits Interests from Republic and Spinnaker are not included in our results for the three and six month periods ending June 30, 2002. See Basis of Presentation and Note 1 to the Financial Statements.

     Our second quarter net operating revenues increased 143.1% from $4,648,000 during 2002 to $11,300,000 during 2003 and our first six months net operating revenues increased 202.5% from $8,348,000 during 2002 to $25,256,000 during 2003 due primarily to increased natural gas prices combined with the effects of the combination.

Management cautions the reader in the comparison of results for these periods because operations attributable to properties formerly owned by Republic and Spinnaker are not included in the periods ending June 30, 2002. Please see Basis of Presentation and Note 1 to the Financial Statements.

     Several categories of costs during the first six months of 2003 were higher than the first six months of 2002 due to non-recurring expenses associated with the 2003 liquidation of Dorchester Hugoton. Such comparisons include combination and related expenses which increased from $430,000 to $3,080,000 primarily as a result of approximately $2.5 million in severance payments and related costs. Similarly, management fees in 2003 include a one-time $496,000 charge. Also, general and administrative costs increased from $473,000 to $1,594,000 primarily as a result of $445,000 in insurance premiums for Dorchester Hugoton officers and directors continuation coverage and the costs of office facilities and personnel resulting from the combination with Republic and Spinnaker. For similar reasons, general and administrative expenses during the 2003 second quarter exceeded the combined 2002 second quarter total of general and administrative and management fees. Please see Basis of Presentation and Note 1 to the Financial Statements.

     Depletion, depreciation and amortization increased from $536,000 in second quarter 2002 to $6,672,000 in second quarter 2003 and from $1,077,000 in the first six months of 2002 to $11,643,000 in the first six months of 2003 primarily due to the effects of the combination. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included in the periods ending June 30, 2002. Please see Basis of Presentation and Notes 1 and 3 to the Financial Statements.

     During the second quarter of 2003, the Partnership recorded a non-cash charge against earnings of $22,214,000. The write-down represents an impairment of oil and gas properties that results primarily from the difference between the discounted present value of the Partnership's proved natural gas and oil reserves using June 30, 2003 gas and oil prices as compared to the book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules which value significantly exceeded historic book value. The write-down is a function of such increased value and changes in prevailing oil and gas prices since consummation of the combination transaction. Cash flow from operations and cash distributions to unitholders are not affected by the write-down. Please see Note 1 and Note 3 to the Financial Statements and Critical Accounting Policies.

     We received cash payments in the amount of $116,000 from various sources during the second quarter, including lease bonus attributable to 12 leases of our interests in lands located in 10 counties and parishes in three states. Nine of these leases were privately negotiated, five of which reflected lease bonus payments ranging from $50/acre to $300/acre; all of these leases reflect royalty terms of 25%. Two of these leases were limited to the wellbore of the initial test well drilled on the subject tracts, leaving the balance of our interest in these lands available for future lease, farmout or participation. In addition, we retained the right in these two leases to convert a portion of our royalty interest to a net profits interest after payout of the initial test wells drilled on the subject tracts, thereby increasing our net revenue interest in production from these wells by approximately 38%. Three additional leases were granted pursuant to state regulations requiring participation or pooling elections and reflected royalty terms ranging from 18.75% to 25%. We did not receive bonus payments for these three leases.

     During the second quarter, we identified 55 new wells completed on our properties in 31 counties and parishes in seven states. New wells include the El Paso Production Coates A-33 well located in Hidalgo County, Texas which tested at a rate of 2,131 mcf of gas per day and in which we own an approximate 6.3% net revenue interest; and the Peoples Energy Production Villareal 11 well located in Starr County, Texas which tested at rates of 6,181 mcf of gas per day and 100 bbls of oil per day and in which we own an approximate 1.6% net revenue interest; and the Brigham Oil & Gas Mathes-Huebner 1 well located in Matagorda County, Texas which tested at rates of 2,250 mcf of gas per day and 1,033 bbls of oil per day an in which we own an approximate 0.7% net revenue interest. Based on performance of nearby properties, management expects production from these wells to decline at significant rates in their early productive lives.

     Considering the impairment (asset write-down) representing the non-cash charge to earnings, second quarter net earnings decreased from $2,738,000 during 2002 to a loss of $18,928,000 during 2003 and from $4,555,000 during the first six months of 2002 to a loss of $14,985,000 during the same period 2003. Earnings excluding the asset write-down, (a financial measure not defined by GAAP) for the second quarter increased 20% from $2,738,000 during 2002 to $3,286,000 during 2003 and 58.7% from $4,555,000 during the first six months of 2002 to $7,229,000 during the first six months of 2003 due primarily to the effects of the combination. Earnings excluding the asset write-down are computed in accordance with generally accepted accounting principles (GAAP) with the exception of the exclusion of the asset write-down. Management believes the presentation of earnings excluding the asset write-down is useful to Unitholders because energy industry investors generally see disclosure of earnings before impairment charges and because it is consistent with industry practice. Management cautions the reader in the comparison of results for these periods because the operations of the properties formerly owned by

Republic and Spinnaker are not included for the periods ending June 30, 2002 and due to full cost accounting and the application of purchase accounting methods. Please see Basis of Presentation and Notes 1, 3 and 4 to the Financial Statements and Critical Accounting Policies.

     Net cash provided by operating activities increased 200% from $5,429,000 during the first six months of 2002 to $16,286,000 during the first six months of 2003 due primarily to the effects of the combination as well as increased natural gas prices compared to the same periods of 2002. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for the periods ending June 30, 2002. Please see Basis of Presentation and Note 1 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. Our only cash requirements are the distributions to our unitholders and the payment of oil and gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our Partnership Agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas prices and sales volumes, sufficient funds are anticipated to be available at all times for payment thereof. On May 8, 2003, the Partnership paid an initial cash distribution of $.206469 per common unit to holders of record as of April 28, 2003. On August 7, 2003, the Partnership paid its second quarter cash distribution of $0.458087 per common unit to holders of record as of July 28, 2003. The next cash distribution will be paid by November 15, 2003.

     While not affecting the Partnership's first and second quarter cash distributions, pursuant to a newly enacted Oklahoma law (HB 1356), "pass through entities," including the Partnership, are required to withhold "5% of the Oklahoma share of income of the entity distributed to each nonresident" common unitholder. Consequently, each common unitholder's third quarter distribution will be reduced by this withholding tax. We estimate that the tax to be withheld will be approximately 2% of each common unitholder's distribution. The withholding tax is payable to Oklahoma without regard to a common unitholder's actual Oklahoma income tax liability, but it reduces the 2003 income taxes otherwise payable by such common unitholder. Implementing regulations, when issued, are expected to provide further detail regarding this withholding obligation.

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

Expenses and Capital Expenditures

     Dorchester Minerals Operating LP does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone, the Council Grove formation or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton, but successful activities by others in these formations could prompt a reevaluation of this position. Any such drilling is estimated to require $250,000 to $300,000 per well. Dorchester Minerals Operating LP anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton but is unable to predict the cost until additional engineering studies are done. Such activities by Dorchester Minerals Operating LP could influence the amount we receive from the Net Profits Interests.

     Regarding the facilities formerly owned by Dorchester Hugoton, Dorchester Minerals Operating LP anticipates normal gradual increases in repairs to its Oklahoma gas compression and dehydration facility and gradual increases in Oklahoma field operating costs and expenses as repairs to its 50-year-old pipelines and gas wells become more frequent and as pressures decline. Dorchester Minerals Operating LP does not anticipate significant replacement of these items at this time. However, Dorchester Minerals Operating LP is currently installing rental field compression units at various locations on its Oklahoma gas gathering pipelines because of lower pressures.

The cost of such additional compression will require approximately $600,000 in capital and require approximately $650,000 per year additional operating costs (primarily compressor rental). These capital expenditures and additional operating costs will be reflected in Net Profits Interest payments we receive from Dorchester Minerals Operating LP. While it is believed that the benefits of such compression will more than exceed cost and recover capital, the amount of increased gas production is not currently predictable. Early indications show favorable results from these activities. At present, environmental construction permits have been obtained and air emission tests needed for operating permits are underway.

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

Liquidity and Working Capital

     Cash and cash equivalents totaled $13,113,000 at June 30, 2003 and $23,129,000 at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

     We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquirer of the Republic and Spinnaker assets. The Partnership's acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton's common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. The Partnership did not assign any book or market value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter. At June 30, 2003, our unamortized costs of oil and gas properties exceeded the ceiling test amount by $22,214,000.

     Our discounted present value of our proved oil and gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to earnings. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

     While the quantities of proved reserves require substantial judgment, the associated prices of oil and gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling calculation requires prices and costs in effect as of the last day of the accounting period are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Oil and gas prices have historically been volatile and the prevailing prices at any given time may not reflect our Partnership's or the industry's forecast of future prices.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted each period toward its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity reports a gain or loss upon settlement to the extent the actual costs differ from the recorded liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Dorchester Minerals adopted SFAS No. 143 on January 1, 2003 and does not expect it to have a material effect on its financial statements.

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

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS
                  None.
ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None.
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None.
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.
ITEM 5.           OTHER INFORMATION
                  On July 17, 2003 the Partnership adopted a Code of Business Conduct and Ethics.
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibits:  See the attached Index to Exhibits.

                  b) Reports on Form 8-K filed during the quarter ended June 30, 2003 and through the date hereof:

                 (i) Filed July 17, 2003 on Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition (Regarding Second Quarter Cash Distribution)

                 (ii) Filed August 12, 2003 on Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition (Regarding Second Quarter Earnings)

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

                                          DORCHESTER MINERALS, L.P.

                                     By:  Dorchester Minerals Management LP
                                          its General Partner,

                                     By:  Dorchester Minerals Management GP LLC,
                                          its General Partner

                                     /s/ William Casey McManemin
                                     --------------------------------------
                                     William Casey McManemin
Date:  August 12, 2003               Chief Executive Officer


                                     /s/ H.C. Allen, Jr.
                                     --------------------------------------
                                     H.C. Allen, Jr.
Date:  August 12, 2003               Chief Financial Officer

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

                                                    /s/ William Casey McManemin
                                                    ---------------------------
                                                    William Casey McManemin
Date:  August 12, 2003                              Chief Executive Officer

I, H.C. Allen, Jr., Chief Financial Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of Dorchester Minerals, L.P., (the "Registrant"), certify that:

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

                                                     /s/ H. C. Allen, Jr.
                                                     --------------------------
                                                     H. C. Allen, Jr.
Date:  August 12, 2003                               Chief Financial Officer

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

99.2* Section 906 Certification for H.C. Allen, Jr.
-------
*    Filed herewith

                                                                    EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the accompanying Quarterly Report of Dorchester Minerals, L.P., (the "Partnership") on Form 10-Q for the period ended June 30, 2003 (the "Report), I, William Casey McManemin, Chief Executive Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ William Casey McManemin
                                            ___________________________
                                            William Casey McManemin
Date:  August 12, 2003                      Chief Executive Officer

                                                                    EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the accompanying Quarterly Report of Dorchester Minerals, L.P., (the "Partnership") on Form 10-Q for the period ended June 30, 2003 (the "Report), I, H. C. Allen, Jr., Chief Financial Officer of Dorchester Minerals Management GP LLC, General Partner of Dorchester Minerals Management LP, General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) of 15(d) or the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                        /s/ H. C. Allen, Jr.
                                                        -----------------------
                                                        H. C. Allen, Jr.
Date:  August 12, 2003                                  Chief Financial Officer