Form 10-Q
period 2003-09-30
DORCHESTER MINERALS LP
filed 2003-11-07
CIK 1172358

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



               For the Quarterly Period Ended September 30, 2003
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

     As of November 7, 2003, 27,040,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS




DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS..............................3

PART I.......................................................................3

     ITEM 1. FINANCIAL INFORMATION...........................................3

     Condensed Balance Sheets as of September 30, 2003 (unaudited) and
          December 31, 2002..................................................4

     Condensed  Statements of Operations for the Three and Nine Months Ended
          September 30, 2003 and 2002 (unaudited)...... .....................5

     Statements of  Comprehensive  Income (Loss) for the Three  and Nine Months
          Ended September 30, 2003 and 2002 (unaudited)......................5

     Condensed  Statements  of Cash Flows for the Nine Months Ended
          September 30, 2003 and 2002 (unaudited)............................6

     Notes to Condensed Financial Statements ................................7

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
           AND RESULTS OF OPERATIONS.........................................9

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....14

     ITEM 4. CONTROLS AND PROCEDURES........................................14

PART II.....................................................................15

     ITEM 1. LEGAL PROCEEDINGS..............................................15

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................15

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................15

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............15

     ITEM 5. OTHER INFORMATION..............................................15

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................15

SIGNATURES..................................................................15

INDEX TO EXHIBITS...........................................................16

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

                                     PART I

ITEM 1.  FINANCIAL INFORMATION

     Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that was formed in December 2001 in connection with the combination, which was completed on January 31, 2003, of Dorchester Hugoton, Ltd., which was a publicly traded Texas limited partnership, and Republic Royalty Company and Spinnaker Royalty Company, L.P., both of which were privately held Texas partnerships. The amounts and results of operations of Dorchester Minerals included in these financial statements as historical amounts prior to February 1, 2003 reflect the results of operations of Dorchester Hugoton. The effect of the combination is reflected in the balance sheet at September 30, 2003 and in the results of operations and cash flows since January 31, 2003. The combination was accounted for on the purchase method. In this report, the term "Partnership", as well as the terms "us", "our", "we", and "its", are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                     September 30,  December 31,
                                                          2003          2002
                                                     ------------   -----------
                                                     (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents.......................   $ 12,336     $ 23,129
     Accounts receivable.............................      8,282        2,566
     Prepaid expenses and other current assets.......         49          223
                                                        ---------    ---------
         Total current assets........................     20,667       25,918


Oil and gas properties - at cost (full cost method)..    268,154       35,180
       Less depreciation, depletion and amortization.    (82,655)     (20,995)
                                                        ---------     --------
       Net oil and gas properties....................    185,499       14,185
                                                        ---------     --------
         Total assets................................   $206,166     $ 40,103
                                                        =========     ========

                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
     Accounts payable and other current liabilities..   $    237     $    451
     Production and property taxes payable or accrued        608          358
     Royalties payable...............................          -          423
     Distributions payable to Unitholders............          -            1
                                                        ---------    ---------
          Total current liabilities..................        845        1,233

Commitments and contingencies                                  -            -

Partnership capital:
     General partner ................................      8,411          312
     Unitholders.....................................    196,910       38,558
                                                        ---------    ---------
          Total partnership capital..................    205,321       38,870
                                                        ---------    ---------
Total liabilities and partnership capital............   $206,166     $ 40,103
                                                        =========    =========

              The accompanying condensed notes are an integral part
                         of these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)
                                           Three Months Ended  Nine Months Ended
                                               September 30,     September 30,
                                            ----------------- ------------------
                                              2003      2002     2003     2002
                                            --------  -------  -------  --------
Net operating revenues:
     Net profits interest.................. $  5,583  $     - $ 15,789  $     -
     Natural gas sales.....................        -    4,473    2,401   12,761
     Royalties.............................    6,936        -   19,392        -
     Other.................................       29       36      222       96
                                            --------  -------  -------  -------
     Total net operating revenues..........   12,548    4,509   37,804   12,857

Cost and expenses:
     Operating, including production taxes.      592      938    1,908    2,687
     Depreciation, depletion and amort.....    6,600      539   18,243    1,616
     Impairment of full cost properties....   21,590        -   43,804        -
     General and administrative............      590      225    2,184      698
     Management fees.......................        -      129      524      381
     Combination costs and related expenses        -       95    3,080      525
                                            --------  ------- --------  -------
     Total operating expenses..............   29,372    1,926   69,743    5,907
                                            --------  ------- --------  -------
Operating income (loss)....................  (16,824)   2,583  (31,939)   6,950

Other income (expense)
     Investment income.....................       83       94      108      300
     Interest expense......................        -        -        -      (14)
     Other income (expense), net...........       55      (17)     160      (21)
                                            --------  ------- --------  -------
     Total other income (expense)..........      138       77      268      265

Net earnings (loss)........................ $(16,686) $ 2,660 $(31,671) $ 7,215
                                            ========  ======= ========  =======
Allocation of net earnings (loss):
     General partner....................... $   (425) $    27 $   (773) $    72
                                            ========  ======= ========  =======
     Unitholders........................... $(16,261) $ 2,633 $(30,898) $ 7,143
                                            ========  ======= ========  =======
Net earnings (loss) per common
 unit(in dollars).......................... $  (0.60) $  0.24 $  (1.22) $  0.66
                                            ========  ======= ========  =======

Wtd. avg. common units outstanding (000's)    27,040   10,744   25,230   10,744
                                            ========  ======= ========  =======

                       STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                               Dollars in Thousand
                                   (Unaudited)

Net earnings (loss)........................ $(16,686) $ 2,660 $(31,671) $ 7,215
Unrealized loss on available
 for sale securities.......................        -     (575)       -     (947)
                                            --------  ------- --------- -------
Comprehensive income (loss)................ $(16,686) $ 2,085 $(31,671) $ 6,268

              The accompanying condensed notes are an integral part
                         of these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                          2003        2002
                                                       --------     --------

Net cash provided by operating activities. ........... $ 28,216     $  8,597
                                                       --------     --------

Cash flows from investing activities:
       Cash received in combination...................       68            -
       Capital expenditures...........................       (5)        (175)
       Cash received on sale of property and equipment        -           41
                                                       --------     --------
Net cash provided by (used in) investing activities...       63         (134)
                                                       --------     --------

Cash flows from financing activities:
        Distributions paid to Partners................  (39,072)      (8,791)
                                                       --------     --------

Increase (decrease) in cash and cash equivalents......  (10,793)        (328)

Cash and cash equivalents at January 1................   23,129       18,439
                                                       --------     --------
Cash and cash equivalents at September 30............. $ 12,336     $ 18,111
                                                       ========     ========

Non cash investing and financing activities:

     Acquisition of assets for units
          Oil and gas properties...................... $233,466     $      -
          Receivables.................................    3,723            -
          Cash........................................       68            -
                                                       --------     --------
          Value assigned to assets acquired........... $237,257     $      -
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

     The accompanying financial statements reflect the combination completed on January 31, 2003 and accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, Dorchester Hugoton was designated as the accounting acquirer. Under the purchase method of accounting, the Partnership used the market price of Dorchester Hugoton's partnership units on the last day of trading, adjusted for the liquidating distribution to Dorchester Hugoton Unitholders, to determine the value of the Republic and Spinnaker oil and gas properties merged into the Partnership. Such method increased the historic book values of the oil and gas properties of Republic and Spinnaker by approximately $192,000,000 which increased the Partnership's quarterly depletion. See the Partnership's Form 8-K filed on April 15, 2003 and
Note 4 of the Notes to Condensed Financial Statements and Critical Accounting Policies for more details.

     Prior to January 31, 2003, the Partnership had no combined operations. In these circumstances, the Partnership is required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquirer, for the three month and nine month periods ended September 30, 2002 and the financial condition and results of operations of the Partnership for the three month and nine month periods ended September 30, 2003, which includes the financial condition and results of operations for Dorchester Hugoton for the one month period ended January 31, 2003 and the financial condition and results of operations for the Partnership for the eight month period ended September 30, 2003.

2. CONTINGENCIES: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. Dorchester Minerals Operating LP, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The suit is currently pending in the District Court of Texas County, Oklahoma and discovery is underway by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs' claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, violation of irrigation gas contracts, underpayment of royalties, a request for an accounting, and fraud. Plaintiffs also seek certification of class action against defendants. Dorchester Minerals Operating LP believes plaintiffs' claims are completely without merit. In July 2002, the defendants were granted a motion for summary judgment removing RRNGR as a plaintiff. Based upon past measurements of such gas usage, Dorchester Minerals Operating LP believes the damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

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

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                             ------------------------ --------------------------
                                 2003         2002        2003         2002
                             ------------  ---------- ------------- -----------
Revenues                     $ 12,548,000  $9,309,000 $ 39,693,000  $27,829,000
Depletion                    $  6,600,000  $3,834,000 $ 19,994,000  $20,271,000
Impairment                   $ 21,590,000         --- $ 43,804,000          ---
Net earnings (loss)          $(16,686,000) $4,156,000 $(31,820,000) $ 1,505,000
Earnings(loss) per com. unit $      (0.60) $     0.15 $      (1.14) $      0.06

Nonrecurring items:
Severance and related costs           ---         --- $  3,003,000          ---
Combination-related costs    $        ---  $  271,000 $    670,000  $ 1,419,000

4. IMPAIRMENT OF OIL AND GAS PROPERTIES: During the third quarter 2003, the Partnership recorded a non-cash charge against earnings of $21,590,000. The write-down represents an impairment of assets that results primarily from the difference, after accumulated depletion and prior write-downs, between the discounted present value of the Partnership's proved natural gas and oil reserves using September 30, 2003 gas and oil prices as compared to the initial book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules, which value significantly exceeded historic book value. The write-down is a function of such increased initial book value, accumulated depletion and prior write-downs, and changes in prevailing oil and gas prices since the consummation of the combination transaction. Cash flow from operations and cash distributions to unitholders are not affected by the write-down. Please see Note 1 and Note 3 of the Notes to Condensed Financial Statements and Critical Accounting Policies.

5. DISTRIBUTION TO HOLDERS OF COMMON UNITS: Since the Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been:

        2003 QUARTER    RECORD DATE           PAYMENT DATE        AMOUNT
        -------------   ---------------       ----------------    ---------
        1st (partial)   April 28, 2003        May 8, 2003         $0.206469
        2nd             July 28, 2003         August 7, 2003      $0.458087
        3rd             October 31, 2003      November 10, 2003   $0.422674

The next cash distribution will be paid by February 13, 2004.

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

Basis of Presentation

     In the combination completed on January 31, 2003 and accounted for as a purchase, Dorchester Hugoton was designated as the accounting acquirer. Prior to January 31, 2003, Dorchester Minerals had no combined operations. In these circumstances, we are required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquiror, for the three and nine month periods ended September 30, 2002 and the financial condition and results of operations of Dorchester Minerals for the three and nine month periods ended September 30, 2003, which includes the results of operations for Dorchester Hugoton for the one month period ended January 31, 2003 and the financial condition and results of operations for Dorchester Minerals for the eight month period ended September 30, 2003. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

Commodity Price Risks

     Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three and Nine Months Ended September 30, 2003 as compared to Three and Nine Months Ended September 30, 2002

     Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in natural gas and crude oil sales volumes and prices and to a lessor extent by capital expenditures deducted under the net profits interests calculation. Our portion of gas and oil sales and weighted average prices were:
                                                                       Nine
                                           Three Months Ended      Months Ended
                                          --------------------    --------------
                                                          June
                                          September 30,    30,     September 30,
                                          -------------  ------   --------------
Accrual Basis Sales Volumes:               2003   2002    2003     2003    2002
                                          ------ ------  ------   ------  ------
Dorchester Hugoton Gas Sales (mmcf)(1)       --  1,395               448   4,176
Net Profits Interests Gas Sales (mmcf)    1,441     --    1,261    3,586      --
Net Profits Interests Oil Sales (mbbls)       2     --        1        5      --
Royalty Props. Gas Sales(mmcf)(2)(3)        897     --      817    2,372      --
Royalty Props. Oil Sales (mbbls)(2)(3)       83     --       84      224      --

Weighted Average Sales Price:
Dorchester Hugoton Gas Sales ($/mcf)         --  $3.11       --   $ 5.20  $ 2.96
Net Profits Interests Gas Sales ($/mcf)  $ 4.94     --   $ 5.51   $ 5.55      --
Net Profits Interests Oil Sales ($/bbl)  $29.51     --   $22.99   $29.32      --
Royalty Properties Gas Sales ($/mcf)     $ 5.08     --   $ 4.62   $ 5.46      --
Royalty Properties Oil Sales ($/bbl)     $28.68     --   $25.29   $28.75      --

Production Costs Deducted Under
the Net Profits Interests ($/mcfe)(4)    $ 1.12     --   $ 1.33   $ 1.21      --

--------------------------------------------------------------------------------

(1) For purposes of comparison both the January 2003 and all 2002 Dorchester Hugoton volumes have been reduced to reflect our 96.97% Net Profits Interest in production from the underlying properties.

(2) Royalty Property net gas sales volumes attributable to our cash receipts during the third quarter of 2003 were 851.2 mmcf and generally reflect production during the months of May, June and July, 2003. Royalty Property net oil sales volumes attributable to our cash receipts during the third quarter of 2003 were 82 mbbls and generally reflect production during the months of June, July and August, 2003.

(3) Royalty Property net gas sales volumes attributable to our cash receipts during the eight months of 2003 were 2,345.2 mmcf and generally reflect production during the months of December, 2002 through July, 2003. Royalty Property net oil sales volumes attributable to our cash receipts during the eight months of 2003 were 221.1 mbbls and generally reflect production during the months of January through August, 2003.

(4) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

     Third quarter natural gas sales volumes attributable to the former Dorchester Hugoton properties underlying our Net Profits Interests declined 1.3% from 1,395,000 mcf during 2002 to 1,377,000 mcf during 2003. Also, during the first nine months natural gas sales volumes declined 6.8% from 4,176,000 mcf during 2002 to 3,892,000 mcf during 2003. Such declines result from natural reservoir depletion partially offset by added gas compression. Please see compression discussion under Liquidity and Capital Resources - Expenses and Capital Expenditures.

     Oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests from Republic and Spinnaker prior to February, 2003 are not included in the table above. Please see Basis of Presentation and Note 1 of the Notes to the Condensed Financial Statements.

     The weighted average sales price for natural gas production from the former Dorchester Hugoton properties underlying our Net Profits Interests increased 59% from $3.11 per mcf during third quarter 2002 to $4.94 per mcf during third quarter 2003 and 87% from $2.96 per mcf during the first nine months of 2002 to $5.55 per mcf during the first nine months of 2003 due to changing market conditions.

     Weighted average oil and natural gas sales prices attributable to the Royalty Properties and oil and natural gas sales prices attributable to the Net Profits Interests from Republic and Spinnaker prior to February, 2003 are not included in the table above. Please see Basis of Presentation and Note 1 of the Notes to the Condensed Financial Statements.

     Our third quarter net operating revenues increased 178% from $4,509,000 during 2002 to $12,548,000 during 2003 and our first nine months net operating revenues increased 194% from $12,857,000 during 2002 to $37,804,000 during 2003 due primarily to increased natural gas prices combined with the effects of the combination.

Management cautions the reader in the comparison of results for these periods because operations attributable to properties formerly owned by Republic and Spinnaker are not included in the periods ending September 30, 2002. Please see Basis of Presentation and Note 1 of the Notes to the Condensed Financial Statements.

     Several categories of costs during the first nine months of 2003 were higher than the first nine months of 2002 due to non-recurring expenses associated with the 2003 liquidation of Dorchester Hugoton. Such comparisons include combination and related expenses which increased from $525,000 to $3,080,000 primarily as a result of approximately $2.5 million in severance payments and related costs. Similarly, management fees in 2003 include a one-time $496,000 charge. Also, general and administrative costs increased from $698,000 to $2,184,000 primarily as a result of $445,000 in insurance premiums for Dorchester Hugoton officers and directors continuation coverage and the costs of office facilities and personnel resulting from the combination with Republic and Spinnaker. For similar reasons, general and administrative expenses during the 2003 third quarter exceeded the combined 2002 third quarter total of general and administrative and management fees. Please see Basis of Presentation and Note 1 of the Notes to the Condensed Financial Statements.

     Depletion, depreciation and amortization increased from $539,000 in third quarter 2002 to $6,600,000 in third quarter 2003 and from $1,616,000 in the first nine months of 2002 to $18,243,000 in the first nine months of 2003 primarily due to the effects of the combination. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included in the periods ending September 30, 2002. Please see Basis of Presentation and Notes 1 and 3 of the Notes to the Condensed Financial Statements.

     During the third quarter of 2003, the Partnership recorded a non-cash charge against earnings of $21,590,000. The write-down represents an impairment of oil and gas properties that results primarily from the difference, after accumulated depletion and prior write-downs, between the discounted present value of the Partnership's proved natural gas and oil reserves using September 30, 2003 gas and oil prices as compared to the initial book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules which value significantly exceeded historic book value. The write-down is a function of such increased initial book value, accumulated depletion and prior write-downs, and changes in prevailing oil and gas prices since consummation of the combination transaction. Cash flow from operations and cash distributions to unitholders are not affected by the write-down. Please see Note 1 and Note 3 of the Notes to the Condensed Financial Statements and Critical Accounting Policies.

     We received cash payments in the amount of $117,000 from various sources during the third quarter, including lease bonus attributable to four leases of our interests in lands located in three counties in one state. These leases reflected bonus payments ranging up to $150/acre and royalty terms ranged from 16.67% to 25%. One of these leases was limited to the wellbore of the initial test well drilled on the subject tracts, leaving the balance of our interest in these lands available for future lease, farmout or participation. In addition, we retained the right in this lease to convert a portion of our royalty interest to a net profits interest after payout of the initial test well drilled on the subject tracts, thereby increasing our net revenue interest in production by approximately 38%.

     We identified 60 new wells completed on our properties in 29 counties and parishes in seven states during the third quarter of 2003. New wells include the Apache Stowe 2-9 well located in Caddo County, Oklahoma which tested at a rate of 2,330 mcf of gas per day and in which we own an approximate 1.4% net revenue interest; the Carrizo Oil & Gas Huebner A-382 No. 3 well located in Matagorda County, Texas which tested at rates of 622 mcf of gas and 632 barrels of oil per day in which we own an approximate 1.4% net revenue interest; and the Chesapeake Timm 4-7 well located in Beckham County, Oklahoma which tested at rates of 15,020 mcf of gas and 228 bbls of oil per day in which we own an approximate 2.6% net profits interest. Based on performance of nearby properties, management expects production from these wells to decline at significant rates in their early productive lives.

     Considering the impairment (asset write-down) representing the non-cash charge to earnings, third quarter net earnings decreased from $2,660,000 during 2002 to a loss of $16,686,000 during 2003 and from $7,215,000 during the first nine months of 2002 to a loss of $31,671,000 during the same period 2003. Earnings excluding the asset write-down, (a financial measure not defined by GAAP) for the third quarter increased 84% from $2,660,000 during 2002 to $4,904,000 during 2003 and 68% from $7,215,000 during the first nine months of 2002 to $12,133,000 during the first nine months of 2003 due primarily to the effects of the combination. Earnings excluding the asset write-down are computed in accordance with generally accepted accounting principles (GAAP) with the exception of the exclusion of the asset write-down. Management believes the presentation of earnings excluding the asset write-down is useful to unitholders because energy industry investors generally see disclosure of earnings before impairment charges and because it is consistent with industry practice. Management cautions the reader in the comparison of results for these periods because the operations of the properties formerly owned by

Republic and Spinnaker are not included for the periods ending September 30, 2002 and due to full cost accounting and the application of purchase accounting methods. Please see Basis of Presentation and Notes 1, 3 and 4 of the Notes to the Condensed Financial Statements and Critical Accounting Policies.

     Net cash provided by operating activities increased 228% from $8,597,000 during the first nine months of 2002 to $28,216,000 during the first nine months of 2003 due primarily to the effects of the combination as well as increased natural gas prices compared to the same periods of 2002. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for the periods ending September 30, 2002. Please see Basis of Presentation and Note 1 of the Notes to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. Our only cash requirements are the distributions to our unitholders and the payment of oil and gas production and property taxes not otherwise deducted from gross production revenues, and general and administrative expenses incurred on our behalf and allocated in accordance with our Partnership Agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas prices and sales volumes, sufficient funds are anticipated to be available at all times for payment thereof. Please see Note 5 of the Notes to the Condensed Financial Statements for the amounts and dates of cash distribution to unitholders.

     The Partnership has previously advised that, in accordance with a newly enacted Oklahoma law (HB 1356), its third quarter distribution would be reduced to reflect "pass through entity," state income tax withholding attributable to Oklahoma sourced income. The Partnership has subsequently determined that its quarterly distributions are exempt from such withholding.

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

     Regarding the facilities formerly owned by Dorchester Hugoton, Dorchester Minerals Operating LP anticipates normal gradual increases in repairs to its Oklahoma gas compression and dehydration facility and gradual increases in Oklahoma field operating costs and expenses as repairs to its 50-year-old pipelines and gas wells become more frequent and as pressures decline. Dorchester Minerals Operating LP does not anticipate significant replacement of these items at this time. However, Dorchester Minerals Operating LP completed installing rental field compression units during the third quarter 2003 at various locations on its Oklahoma gas gathering pipelines because of lower pressures. The cost of such additional compression required approximately $767,000 in capital and will require approximately $680,000 per year additional operating costs (primarily compressor rental). These capital expenditures and additional operating costs are reflected in Net Profits Interest payments we receive from Dorchester Minerals Operating LP. It is believed that the benefits of such compression will more than exceed cost and recover capital. During September 2003, the amount of increased gas sales was approximately 15% or 2000 mcf per day. Future increases are not currently predictable. At present, environmental construction permits have been obtained and air emission tests needed for operating permits have been completed.

     In 1998, Oklahoma regulations removed production quantity restrictions in the Guymon-Hugoton field, and did not address efforts by third parties to persuade Oklahoma to permit infill drilling in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities are unpredictable. Such activities by Dorchester Minerals Operating LP could influence the amount we receive from the Net Profits Interests. No additional compression that affects the wells formerly owned by Dorchester Hugoton has been installed since 2000 by operators on adjoining acreage, resulting from the relaxed production rules. Dorchester Minerals Operating LP believes it now has sufficient field compression to remain competitive with adjoining operators for the foreseeable future.


Liquidity and Working Capital

     Cash and cash equivalents totaled $12,336,000 at September 30, 2003 and $23,129,000 at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

     We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquirer of the Republic and Spinnaker assets. The Partnership's acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton's common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. The Partnership did not assign any book or market value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter. For the quarter ended September 30, 2003, our unamortized costs of oil and gas properties exceeded the ceiling test amount by $21,590,000. Through the nine-month period ending September 30, 2003, the Partnership has recorded such full cost write-downs of $43,804,000.

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

     While the quantities of proved reserves require substantial judgment, the associated prices of oil and gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling test calculation requires use of prices and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Oil and gas prices have historically been volatile and the prevailing prices at any given time may not reflect our Partnership's or the industry's forecast of future prices.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from royalties and net profits interests in properties operated by non-affiliated entities are particularly subjective due to inability to gain accurate and timely information. Therefore, actual results could differ from those estimates.
                                    PAGE 13

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Partnership's principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that the Partnership's disclosure controls and procedures effectively ensure that the information required to be disclosed in the reports the Partnership files with the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC.

Internal Controls Over Financial Reporting

     There were no changes in the Partnership's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Partnership's internal controls subsequent to the date of their evaluation of our disclosure controls and procedures.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS
                  None.
ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None.
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None.
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.
ITEM 5.           OTHER INFORMATION
                  None.
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    a)   Exhibits: See the attached Index to Exhibits.

                    b) Reports on Form 8-K filed during the quarter ended September 30, 2003 and through the date hereof:

                    (i) Filed October 16, 2003 on Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition (Regarding Third Quarter Cash Distribution)

                    (ii) Filed  November  7,  2003  on  Item  9.  Regulation  FD
                         Disclosure and Item 12. Results of Operations and Financial Condition (Regarding Third Quarter Earnings)

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

                                     DORCHESTER MINERALS, L.P.

                                     By:  Dorchester Minerals Management LP
                                          its General Partner,

                                     By:  Dorchester Minerals Management GP LLC,
                                          its General Partner

                                     By: /s/ William Casey McManemin
                                        --------------------------------------
                                             William Casey McManemin
Date:  November 7, 2003                      Chief Executive Officer


                                     By: /s/ H.C. Allen, Jr.
                                        --------------------------------------
                                             H.C. Allen, Jr.
Date:  November 7, 2003                      Chief Financial Officer

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

3.11 Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP. (incorporated by reference to Exhibit 3.11 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.12 Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP. (incorporated by reference to Exhibit 3.12 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.13 Certificate of Incorporation of Dorchester Minerals Oklahoma GP Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.14 Bylaws of Dorchester Minerals Oklahoma GP Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

31.1 Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

32.2 Certification of Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350