Form 10-K
period 2003-12-31
DORCHESTER MINERALS LP
filed 2004-03-08
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-0551518
(State of incorporation)	(I.R.S. employer identification number)

3738 Oak Lawn Avenue, Suite 300

Dallas, Texas 75219

(Address of principal executive offices) (Zip Code)

(214) 559-0300

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
None	Not applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class

Common Units Representing Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒        No  ☐

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $371,704,595 as of June 30, 2003, based on $17.57 per unit, the closing price of the common units as reported on the NASDAQ National Market on such date.

Number of Common Units outstanding as of March 8, 2004: 27,040,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2004 Annual Meeting of Unitholders to be held on May 5, 2004, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2003.

PART I.

ITEM 1.	BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003 upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership and Republic and Spinnaker were private Texas limited partnerships. Our common units are listed on the NASDAQ National Market. Our executive offices are located at 3738 Oak Lawn Avenue, Suite 300, Dallas, Texas, 75219-4379 and our telephone number is (214) 559-0300. In this report, the term “Partnership”, as well as the terms “us,” “our,” “we,” and “its,” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

Our general partner is Dorchester Minerals Management LP, which is managed by its general partner, Dorchester Minerals Management GP LLC. As a result, the Board of Managers of Dorchester Minerals Management GP LLC exercises effective control of our Partnership. In this report, the term “general partner” is used as an abbreviated reference to Dorchester Minerals Management LP. Our general partner also controls and owns, directly and indirectly, all of the partnership interests in Dorchester Minerals Operating LP and its general partner, Dorchester Minerals Operating GP LLC. Dorchester Minerals Operating LP owns the working interest and other properties underlying our Net Profits Interests, provides day-to-day operational and administrative services to us and our general partner and is the employer of all of the employees who perform such services. In this report, the term “operating partnership” is used as an abbreviated reference to Dorchester Minerals Operating LP.

Our general partner and the operating partnership are Delaware limited partnerships and the general partner of our general partner and Dorchester Minerals Operating GP LLC are Delaware limited liability companies. These entities and our Partnership were initially formed in December 2001 in connection with the combination that occurred on January 31, 2003.

Our business may be described as the acquisition, ownership and administration of Net Profits Interests and Royalty Properties. The Net Profits Interests represent net profits overriding royalty interests burdening various properties owned by the operating partnership. These properties include working interests formerly owned by Dorchester Hugoton and various mineral and working interest properties formerly owned by Republic and Spinnaker. We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. The Royalty Properties consist of producing and non-producing mineral, royalty, overriding royalty, net profits and leasehold interests formerly owned by Republic and Spinnaker located in 563 counties and parishes in 25 states.

Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from the Net Profits Interests and the Royalty Properties less certain expenses and reasonable reserves.

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

Unless otherwise approved by the holders of a majority of our common units, in the event that we acquire properties for a combination of cash and limited partner interests, including common units, (i) the cash component of the acquisition consideration must be equal to or less than 5% of the aggregate cash distributions made by our Partnership for the four most recent quarters and (ii) the amount of limited partnership interests, including common units, to be issued in such acquisition, after giving effect to such issuance, shall not exceed 10% of the common units outstanding.

We also intend to grow by encouraging exploration and development of our unleased mineral interests through our relationship with the operating partnership.

Basis of Presentation

Prior to January 31, 2003 we had no operations. The combination transaction consummated on that date among Dorchester Hugoton, Republic and Spinnaker was treated as a purchase by Dorchester Hugoton for accounting purposes. In these circumstances, the financial condition, portions of the business and properties information, and the results of operations are required to be presented for the deemed accounting acquiror, Dorchester Hugoton, for all years ended on or before December 31, 2002. Our Partnership’s financial condition, portions of the business and properties information and the results of operations for the twelve-month period ended December 31, 2003 are required to consist of the one-month period ended January 31, 2003 for Dorchester Hugoton and the eleven-month period ended December 31, 2003 for our Partnership. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

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

Oil and natural gas operations are also subject to various conservation laws and regulations. These regulations regulate the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws establish a maximum allowable production from oil and natural gas wells. These state laws also generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. These regulations limit the amount of oil and natural gas that the operators of our properties can produce and limit the number of wells or the locations at which the operators can drill.

The transportation of natural gas after sale by operators of our properties is sometimes subject to regulation by state and federal authorities, specifically by the Federal Energy Regulatory Commission. The interstate transportation of natural gas is subject to federal governmental regulation, including regulation of tariffs and various other matters, by the Federal Energy Regulatory Commission.

Customers and Pricing

The pricing of oil and natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and operational control over the volumes of oil and natural gas produced and sold.

The operating partnership sells most of its natural gas to Williams Power Company, Inc. on a month-to-month basis. The Williams Companies, Inc. has announced that it intends to reduce its commitment to Williams Power, either through the sale of all or a portion of its assets or by entering into a joint venture with a third party. The operating partnership is reviewing alternative gas purchasers which may result in less favorable pricing and payment terms, which could affect the Net Profits Interests payments to us. We believe that the loss of Williams Power by the operating partnership or the loss of any single customer would not have a material adverse effect on the results of our operations.

Acquisitions

On January 31, 2003, Dorchester Hugoton contributed assets to us and the operating partnership and then liquidated. Republic and Spinnaker contributed their working interest properties to the operating partnership and then merged with us. As a result, the operating partnership owns certain working interests and management assets and we own the Net Profits Interests and the Royalty Properties.

Competition

The energy industry in which we compete is subject to intense competition among a large number of companies, both larger and smaller than we are, many of which have financial and other resources greater than we have.

Operating Hazards and Uninsured Risks

Our operations do not directly involve the operational risks and uncertainties associated with drilling for, and the production and transportation of, oil and natural gas. However, we may be indirectly affected by the operational risks and uncertainties faced by the operators of our properties, including the operating partnership, whose operations may be materially curtailed, delayed or canceled as a result of numerous factors, including:

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

The occurrence of an operational risk or uncertainty which materially impacts the operations of the operators of our properties could have a material adverse effect on the amount that we receive in connection with our interests in production from our properties, which could have a material adverse effect on our financial condition or result of operations.

In accordance with customary industry practices, we maintain insurance against some, but not all, of the risks to which our business exposes us. While we believe that we are reasonably insured against these risks, the occurrence of an uninsured loss could have a material adverse effect on our financial condition or results of operations.

Employees

As of February 29, 2004, the operating partnership had 15 full-time employees in our Dallas and Garland, Texas offices and nine full-time employees in field locations.

ITEM 2.	PROPERTIES

Facilities

The operating partnership leases 13,420 square feet of office space in Dallas and Garland, Texas for our Partnership offices. The operating partnership also owns a field office in Hooker, Oklahoma and leases part of an office in Amarillo, Texas under a month-to-month lease. The operating partnership anticipates combining the Dallas and Garland offices into one location during 2004.

Properties

Our Partnership owns two categories of properties, the Net Profits Interests and the Royalty Properties.

Net Profits Interests

The Net Profits Interests represent net profits overriding royalty interests burdening various properties owned by the operating partnership. These properties include working interests formerly owned by Dorchester Hugoton and various mineral and working interest properties formerly owned by Republic and Spinnaker. We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. The information set forth below with respect to the Net Profits Interests does not include information prior to 2003 attributable to the properties formerly owned by Republic and Spinnaker. We believe that the exclusion of this information is immaterial.

Acreage

The following tables set forth as of December 31, 2003 information concerning properties owned by the operating partnership and subject to the Net Profits Interests. Acreage amounts listed under Leasehold reflect gross acres leased by the operating partnership and the working interest share in those properties. Acreage amounts listed under Mineral reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest in those properties. The operating partnership’s interest in these properties may be unleased, leased by others or a combination thereof. All Mineral acreage is considered to be developed although additional drilling activity may occur on those properties. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral		Royalty	Leasehold	Total
	Leased	Unleased
Number of States	5	8	1	4	9
Number of Counties/Parishes	12	28	1	4	33
Gross Acres	5,250	31,015	640	81,816	124,080
Net Acres (where applicable)	611	3,073	—	81,162	84,847

The following table reflects the states in which the acreage amounts listed above are located.

	Leasehold		Mineral/Royalty		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	79,861	74,031	6,882	383	86,743	74,414
Kansas	7,035	7,035	640	20	7,675	7,055
All Others	920	95	28,742	3,283	29,662	3,378

Totals	87,816	81,161	36,264	3,686	124,080	84,847

In addition to the Leasehold acres listed above, the operating partnership owns working interests below the currently producing horizons in 47,360 gross/46,960 net acres in Texas County, Oklahoma. The operating partnership has from time to time farmed out its interests in portions of these lands, reserving an overriding royalty interest therein, and will consider additional exploration or development of these lands as circumstances warrant.

Costs Incurred and Drilling Results

During 2003, the operating partnership participated as a working interest or unleased mineral interest owner in 35 wells located on lands subject to the Net Profits Interests. These wells are located in 10 counties and parishes in four states. As of December 31, 2003, 26 of these wells had been completed as producing oil or natural gas wells, three were deemed to be dry holes and six were in various stages of drilling or completion operations.

The following table sets forth information regarding 100% of the costs incurred in acquisition and development activities during the periods indicated in connection with the properties underlying the Net Profits Interests.

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Acquisition costs (1)	$3	$148	$5,297
Development costs (2)	1,393	21	240

Total	$1,396	$169	$5,537

(1)	The year ended December 31, 2001 includes $5,270,000 paid for an Oklahoma production payment.
(2)	The year ended December 31, 2003 includes $336,000 not yet deducted from the Net Profits Interests payments.

Productive Well Summary

The following table sets forth as of December 31, 2003 the combined number of producing wells on the properties subject to the Net Profits Interests. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	144	115.5
Kansas	20	20.0
All others	83	6.1

Total	247	141.6

(1)	Multiple well units operated by someone other than the operating partnership and in which we own net profits interests are included as one gross well.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Basis of Presentation” for a discussion of average costs and prices for the Net Profits Interests.

Royalty Properties

The Royalty Properties represent producing and nonproducing mineral, royalty, overriding royalty net profits and leasehold interests in properties located in 563 counties and parishes in 25 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. However, due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by Republic, Spinnaker and their predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to leases and other contracts pursuant to which we are not entitled to well information. Some of our leases provide for access to technical data and other information. We may have limited access to public data in some areas through third party subscription services. Consequently, the exact number of wells producing from, or drilling on the Royalty Properties at any point in time is not determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

We received cash payments in the amount of $542,190 from various sources during 2003, including lease bonus attributable to 42 leases and forced pooling elections of our interests in lands located in 31 counties and parishes in eight states. These leases reflected bonus payments ranging up to $350/acre and initial royalty terms ranging from 15% to 28.5%. These cash payments are reflected in our financial statements in various categories including, but not limited to, lease bonus, other operating revenue, investment income, and other income.

We received cash payments in the amount of $183,884 from various sources during the fourth quarter of 2003, including lease bonus attributable to eight leases and forced pooling elections of our interests in lands located in eight counties and parishes in six states. These leases reflected bonus payments ranging up to $350/acre and royalty terms ranging from 19% to 27.5%, with one lease reflecting a royalty term of 25% escalating to 30% after payout. These cash payments are reflected in our financial statements in various categories including, but not limited to, lease bonus, other operating revenue, investment income, and other income.

We identified 198 new wells completed on our properties in 57 counties and parishes in 10 states during 2003. We identified 35 new wells completed on our properties in 18 counties and parishes in seven states during the fourth quarter of 2003. New wells identified during the fourth quarter of 2003 included the Chesapeake Operating Buffalo Creek 1-17 well located in Beckham County, Oklahoma which tested at a rate of 3,520 mcf of gas per day and in which we own an approximate 1.2% net revenue interest; and the CrownQuest Operating Keystone Cattle Co. #443 well located in Winkler County, Texas which tested at rates of 243 barrels of oil and 175 mcf of gas per day and in which we own an approximate 1.1% net revenue interest.

Acreage Summary

The following table sets forth as of December 31, 2003 a summary of our gross and net, where applicable, acres of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states and the development status of the acres in each category. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral		Royalty	Overriding Royalty	Leasehold	Total
	Leased	Unleased
Number of States	19	25	17	18	8	25
Number of Counties/Parishes	207	423	190	140	35	563
Gross	600,150	1,523,138	551,876	228,683	35,398	2,939,245
Net (where applicable)	69,974	268,652	—	—	—	338,626

Our net interest in production from royalty, overriding royalty and leasehold interests is based on lease royalty and other third party contractual terms which vary from property to property. Consequently, net acreage ownership in these categories is not determinable. For example, our net interest in production from properties in which we own a royalty or overriding royalty interest will be affected by royalty terms negotiated by the mineral interest owners in such tracts and their lessees. Our interest in the majority of these properties is perpetual in nature. However, a portion of the properties are subject to terms and conditions pursuant to which all or a portion of our interest may be forfeited or otherwise terminated.

The following table sets forth as of December 31, 2003 the combined summary of total gross and net (where applicable) acres of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	106,074	7,797	Missouri	334	43
Arkansas	47,551	15,453	Montana	285,232	62,850
California	924	162	Nebraska	3,360	257
Colorado	22,880	1,424	New Mexico	32,947	2,002
Florida	88,832	24,249	New York	23,077	18,440
Georgia	3,676	1,024	North Dakota	293,774	37,202
Illinois	4,480	761	Oklahoma	205,697	14,810
Indiana	303	113	Pennsylvania	9,511	4,653
Kansas	9,074	1,334	South Dakota	14,408	1,266
Kentucky	1,995	553	Texas	1,511,539	130,119
Louisiana	112,657	1,677	Utah	5,937	200
Michigan	54,367	2,623	Wyoming	28,448	1,137
Mississippi	72,156	8,477

Activity Summary

The following table sets forth a summary of leases consummated and new wells added during 1999 through 2003 giving effect to the combination and assuming the consummation of the combination on January 1 of each year.

	2003	2002	2001	2000	1999
Consummated Leases
Number	27	25	17	47	26
Number of States	8	4	5	6	6
Number of Counties	20	14	14	25	21
Average Royalty	23.2%	24.2%	23.7%	24.8%	24.9%
Average Bonus, $/acre	$96	$49	$272	$150	$192
Total Lease Bonus	$251,996	$29,976	$173,217	$436,627	$744,938
Other Land Revenue	374,297	454,797	330,714	2,260,342	558,981

Total Land Revenue	$626,293	$484,773	$503,931	$2,696,969	$1,303,919

New Wells Added
Number	198	176	212	124	150
Number of States	10	7	11	8	8
Number of Counties	57	38	64	49	50

In addition to the activity set forth in the foregoing table, we made 15 elections during 2003 to lease under Oklahoma Corporation Commission pooling orders which generally do not provide for the payment of lease bonus. The number of new producing wells completed on the Royalty Properties each year generally reflects our best estimate of new exploratory activity and does not include many wells drilled on oil leases or in units subsequent to their initial discovery or development. For example, more than 250 completions were reported to the Texas Railroad Commission during 2001, 2002 and 2003 attributable to various oil producing units located in Andrews, Gaines and Yoakum Counties, Texas in which we own royalty interests. None of these wells are included in the “New Wells Added” category.

Other Land Revenue includes gas storage, shut-in and delay rental payments, surface use agreements, litigation judgments and settlement proceeds, proceeds of royalty payment audits and other sources. These cash payments are reflected in our financial statements in various categories including, but not limited to, lease bonus, other operating revenue, investment income, and other income.

Oil and Natural Gas Reserves

The following table sets forth on a pro forma basis proved developed and total proved reserves, future net revenues and SEC PV-10 at December 31, 2002 giving effect to the combination on January 31, 2003 as if it occurred on December 31, 2002. The table also shows the same actual information at December 31, 2003. The reserves and revenues are based on the reports of Calhoun, Blair & Associates as to the Net Profits Interests properties and Huddleston & Co., Inc. as to the Royalty Properties, both independent petroleum engineer consulting firms. Other than those filed with the SEC, our estimated proved reserves have not been filed with or included in any reports to any federal agency.

	2003 (Actual)			2002 (Pro Forma)
	Net Profits Interest(1)	Royalty Properties	Total	Net Profits Interest(1)	Royalty Properties	Total
Proved reserves
Natural gas (mmcf)(2)	41,773	28,354	70,127	42,200	30,935	73,135
Oil (mbbls)(3)	47	3,722	3,769	—	4,061	4,061
Future net revenues ($, in thousands)(4)	$156,496	$252,464	$408,960	$124,821	$243,950	$368,771
SEC PV-10 (4) ($, in thousands)	$105,478	$128,345	$233,823	$86,991	$124,525	$211,516

(1)	Reserves, revenues and present values reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Total proved reserves include 582 mmcf and 1,285 mmcf of proved undeveloped gas reserves attributable to the Royalty Properties at December 31, 2003 and 2002, respectively.
(3)	Total proved reserves include 2 mbbls and 1 mbbl of proved undeveloped oil reserves attributable to the Royalty Properties at December 31, 2003 and 2002, respectively.
(4)	We do not reflect a federal income tax provision since our partners will include the income of our Partnership in their respective federal income tax returns.

Title to Properties

Our general partner believes we have satisfactory title to all of our assets. Record title to essentially all our assets has undergone the appropriate filings in the jurisdictions in which such assets are located. Title to property may be subject to encumbrances. Our general partner believes that none of such encumbrances should materially detract from the value of our properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

ITEM 3.	LEGAL PROCEEDINGS

In connection with the combination, we succeeded to the rights and liabilities of Dorchester Hugoton, Republic and Spinnaker with respect to all legal proceedings involving those partnerships.

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. The operating partnership, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to our Partnership. The suit is currently pending in the District Court of Texas County, Oklahoma and discovery is underway by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases, use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs’ claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, violation of irrigation gas contracts, underpayment of royalties, a request for an accounting, and fraud. Plaintiffs also seek certification of class action against defendants. The operating partnership believes plaintiffs’ claims are completely without merit. In July 2002, the defendants were granted a motion for summary judgment removing RRNGR as a plaintiff. Based upon past measurements of such gas usage, the operating partnership believes the damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts our Partnership receives from the Net Profits Interests.

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

ITEM 4.	SUBMISSION OF A MATTER TO A VOTE OF UNITHOLDERS

No matters were submitted to a vote of unitholders during the fourth quarter of the year ended December 31, 2003.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

Our Partnership’s common units began trading on the NASDAQ National Market on February 3, 2003. The following summarizes the high and low sales information for the common units for the period indicated. The information below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2003
	High	Low
First Quarter (starting February 3, 2003)	$17.000	$12.550
Second Quarter	$19.539	$14.250
Third Quarter	$18.400	$16.700
Fourth Quarter	$20.050	$16.390

As of December 31, 2003, there were 5,088 common unitholders.

Beginning with the quarter ended March 31, 2003, as required by our partnership agreement, we distributed and will continue to distribute, on a quarterly basis, within 45 days of the end of the quarter, all of our available cash. Available cash generally means, all cash and cash equivalents on hand at the end of that quarter, less any amount of cash reserves that our general partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable law or agreements or obligations to which we may be subject. Due to the timing of our receipt of production revenues, our initial quarterly distribution generally reflected two months of production from the Royalty Properties and one month of production from the properties underlying the Net Profits Interests, rather than three months production from both. This was a one-time occurrence associated with the creation of the Net Profits Interests and the delay in our receipt of revenue, as well as the January 31, 2003 closing date of the combination. In addition, our initial quarterly distribution also reflected payment of costs and expenses for which we are responsible in connection with the combination, such as NASDAQ listing fees, director and officer insurance premiums, recording and filing fees and legal expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions.”

Recent Sales of Unregistered Securities

In connection with the closing of the combination on January 31, 2003, under the terms of the combination agreement we issued (i) a number of common units determined in accordance with the combination agreement to Dorchester Hugoton which were distributed to the former general partners of Dorchester Hugoton as part of the liquidation of Dorchester Hugoton and (ii) general partner interests in our Partnership to the former general partners of Republic and Spinnaker. The former general partners of Dorchester Hugoton, Republic and Spinnaker contributed the common units and general partner interests, as applicable, to our general partner in accordance with the terms of the Contribution Agreement dated December 13, 2001. Under the terms of our partnership agreement, the common units contributed to our general partner by the former general partners of Dorchester Hugoton were converted into general partner interests in our Partnership. The foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering. No underwriters were involved in the foregoing transactions. Other than the foregoing transactions, there have been no other sales of unregistered securities by our Partnership during the last three years.

ITEM 6.	SELECTED FINANCIAL DATA

The combination of Republic, Spinnaker and Dorchester Hugoton on January 31, 2003 was accounted for as a purchase and Dorchester Hugoton was designated as the accounting acquirer in connection with the combination. Prior to January 31, 2003, our Partnership had no combined operations. As a result, the following table sets forth a summary of historical selected financial and operating data for Dorchester Hugoton for 1999 through 2002, and certain pro forma operating data assuming the combination occurred on January 1, 2002. As required, the data presented for fiscal year ended December 31, 2003 consists of 11 months of our Partnership’s results and January 2003 results for Dorchester Hugoton. This table should be read in conjunction with the financial statements and related notes included elsewhere in this document. All of the historical data presented prior to 2003 has been derived from the audited financial statements of Dorchester Hugoton and does not contain any information with respect to Republic or Spinnaker, or our Partnership, pre-combination.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2003	2002	2003	2002	2001	2000	1999
	Pro Forma		Historical
Total operating revenues	$51,113	$37,547	$49,224	$18,738	$26,779	$25,182	$15,302
Depreciation, depletion and amortization	$25,390	$25,844	$23,639	$2,130	$2,105	$1,783	$1,903
Impairment	$43,804	—	$43,804	—	—	—	—
Net earnings (loss)	$(26,976)	$6,524	$(26,827)	$12,963	$18,351	$17,962	$9,046
Net earnings (loss) per unit	$(0.97)	$0.24	$(1.02)	$1.19	$1.69	$1.66	$0.83
Cash distributions (1)			$50,798	$8,791	$13,349	$9,768	$7,814
Cash distributions per unit (1)			$1.94	$0.81	$1.23	$0.90	$0.72
Total assets			$198,951	$40,103	$41,454	$38,709	$28,165
Long-term debt, including current portion			—	—	—	$100	$100
Total liabilities			$512	$1,233	$4,118	$5,779	$3,827
Partners’ equity			$198,439	$38,870	$37,336	$32,930	$24,338

(1)	Because of depletion (which is usually higher in the early years of production), a portion of every distribution of revenues from properties represents a return of a limited partner’s original investment. Until a limited partner receives cash distributions equal to his original investment, in certain circumstances, 100% of such distributions may be deemed to be a return of capital. Cash distributions for 2003 exclude the fourth quarter distribution declared in January 2004 and paid in February 2004. Cash distributions for 2003 include Dorchester Hugoton’s liquidating distribution declared in January 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

In the combination completed on January 31, 2003 and accounted for as a purchase, Dorchester Hugoton was designated as the accounting acquirer. Prior to January 31, 2003, our Partnership had no combined operations. In these circumstances, we are required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquiror, for the two years ended December 31, 2002 and the financial condition and results of operations of our Partnership for the year ended December 31, 2003, which includes the results of operations for Dorchester Hugoton for the one month period ended January 31, 2003 and the financial condition and results of operations for our Partnership for the eleven month period ended December 31, 2003. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the Net Profits Interests calculation. Our portion of gas and oil sales volumes and weighted average sales prices were:

	Years Ended December 31,
	2003	2002	2001
Sales Volumes:
Dorchester Hugoton Gas Sales (mmcf) (1)	448	5,540	5,930
Net Profits Interests Gas Sales (mmcf)	5,001	—	—
Net Profits Interests Oil Sales (mbbls)	7	—	—
Royalty Properties Gas Sales (mmcf)	3,288	—	—
Royalty Properties Oil Sales (mbbls)	297	—	—

Weighted Average Sales Price:
Dorchester Hugoton Gas Sales ($/mcf)	$5.20	$3.26	$4.44
Net Profits Interests Gas Sales ($/mcf)	$5.36	—	—
Net Profits Interests Oil Sales ($/bbl)	$28.74	—	—
Royalty Properties Gas Sales ($/mcf)	$5.11	—	—
Royalty Properties Oil Sales ($/bbl)	$28.63	—	—
Production Costs Deducted
Under the Net Profits Interests ($/mcfe) (2)	$1.17	$0.95	$0.87

(1)	For purposes of comparison both the January 2003 and all 2002 and 2001 Dorchester Hugoton volumes have been reduced to reflect our 96.97% Net Profits Interests in production from the underlying properties.
(2)	Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

Results of Operations

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

Natural gas sales volumes attributable to the former Dorchester Hugoton properties underlying our Net Profits Interests declined 4.8% from 5,540 mmcf during 2002 to 5,272 mmcf during 2003. Such declines result from natural reservoir depletion partially offset by added gas compression. See “—Liquidity and Capital Resources—Expenses and Capital Expenditures.”

Oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests in properties formerly owned by Republic and Spinnaker prior to

February 2003 are not included in the table above. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

The weighted average sales price for natural gas production from the former Dorchester Hugoton properties underlying our Net Profits Interests increased 65% from $3.26 per mcf during the year 2002 to $5.37 per mcf during the year 2003 as a result of changing market conditions.

Weighted average oil and natural gas sales prices attributable to the Royalty Properties and oil and natural gas sales prices attributable to the Net Profits Interests in properties formerly owned by Republic and Spinnaker prior to February 2003 are not included in the table above. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

Our 2003 net operating revenues increased 162.7% from $18,738,000 during 2002 to $49,224,000 primarily as a result of increased natural gas prices combined with the effects of the combination. Management cautions the reader in the comparison of results for these periods because revenues attributable to properties formerly owned by Republic and Spinnaker are not included in the periods prior to February 2003. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

During 2003, several categories of costs were higher than in 2002 as a result of non-recurring expenses associated with the 2003 liquidation of Dorchester Hugoton. Such comparisons include combination and related expenses which increased from $736,000 to $3,080,000 primarily as a result of approximately $2,500,000 in severance payments and related costs. Similarly, management fees in 2003 include a one-time $496,000 charge. Also, general and administrative costs including tax and regulatory expenses increased from $921,000 to $2,988,000 primarily as a result of $445,000 in insurance premiums for Dorchester Hugoton officers and directors continuation coverage and the costs of office facilities and personnel resulting from the combination with Republic and Spinnaker. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

Depletion, depreciation and amortization increased from $2,130,000 in 2002 to $23,639,000 in 2003 primarily as a result of the effects of a higher depreciable base due to effects of purchase accounting rules required for the combination. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included in the periods prior to February 2003. See “—Basis of Presentation,” and Note 1 of the Notes to Financial Statements.

During 2003, our Partnership recorded non-cash charges against earnings totaling $43,804,000. The write-down represents an impairment of oil and gas properties that resulted primarily from the difference, after accumulated depletion and prior write-downs, between the discounted present value of our Partnership’s proved natural gas and oil reserves using the quarter ending gas and oil prices as compared to the initial book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules, which value significantly exceeded historic book value. The write-down is a function of such increased initial book value, accumulated depletion and prior write-downs, and changes in prevailing oil and gas prices since the combination transaction. Cash flow from operations and cash distributions to unitholders are not affected by the write-down. See Notes 1 and 6 of the Notes to Financial Statements and “—Liquidity and Capital Resources—Critical Accounting Policies.”

Considering the impairment (asset write-down) representing the non-cash charge to earnings, 2003 net earnings decreased from $12,963,000 during 2002 to a loss of $26,827,000. Earnings excluding the asset write-down, (a financial measure not defined by generally accepted accounting principles) increased 31.0% from $12,963,000 during 2002 to $16,977,000 during 2003 due primarily to increased oil and natural gas prices and the effects of the combination. Earnings excluding the asset write-down are computed in accordance with generally accepted accounting principles with the exception of the exclusion of the asset write-down. Management believes the presentation of earnings excluding the asset write-down is useful to unitholders because energy industry investors generally see disclosure of earnings before impairment charges and because it is consistent with industry practice.

Management cautions the reader in the comparison of results for these periods. The operations of the properties formerly owned by Republic and Spinnaker are not included for the periods prior to February 2003 because of purchase accounting rules. See “—Basis of Presentation” and Notes 1 and 6 of the Notes to Financial Statements and “—Liquidity and Capital Resources—Critical Accounting Policies.”

Net cash provided by operating activities increased 216% from $12,174,000 during 2002 to $38,522,000 during 2003 due primarily to the effects of the combination as well as increased natural gas prices compared to the same periods of 2002. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for the periods prior to February 2003. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

See “—Basis of Presentation” and Note 1 to the Notes to Financial Statements.

As shown in the table on page 12, Dorchester Hugoton’s gas sales volumes during 2002 were 6.6% lower than in 2001. Dorchester Hugoton’s Oklahoma volumes were influenced by reduced gas pipeline receipts in 2002 because of an explosion unrelated to Dorchester Hugoton and natural reservoir decline. Dorchester Hugoton’s Kansas gas sales volumes during 2002 were lower than in 2001 as a result of state well testing and natural reservoir decline.

Dorchester Hugoton’s natural gas weighted average sales prices in 2002 declined 27% from 2001. The significantly lower gas prices and lower gas volumes caused net operating revenues to decrease in 2002 compared to 2001.

Dorchester Hugoton’s operating costs during 2002 were lower than in 2001 primarily as a result of lower production taxes associated with reduced gas revenues and lower operating expenses as a result of the completion in 2001 of scheduled Oklahoma engine maintenance repairs of approximately $300,000.

Dorchester Hugoton recognized a gain in other income of $2,000,000 on the sale of ExxonMobil stock during December 2002, which was sold in anticipation of the combination.

In summary, net income declined in 2002 as compared to 2001 primarily as a result of the significant decline in natural gas prices in 2002 as compared to 2001.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas prices and sales volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See “—Distributions” for the amounts and dates of cash distributions to our unitholders.

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

Pursuant to the terms of our partnership agreement, we cannot incur indebtedness, other than trade payables, (i) in excess of $50,000 in the aggregate at any given time or (ii) which would constitute “acquisition indebtedness” (as defined in Section 514 of the Internal Revenue Code of 1986, as amended).

Expenses and Capital Expenditures

The operating partnership does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone or the Council Grove formations or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton. Successful activities by others in these formations could prompt a reevaluation of this position. Any such drilling is estimated to cost $250,000 to $300,000 per well. The operating partnership anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton but is unable to predict the cost until additional engineering studies are performed. Previous fracture treatments in those properties have cost between $36,000 and $45,000 per well, excluding any needed casing repairs. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

The operating partnership owns and operates the wells, pipelines and gas compression and dehydration facilities located in Kansas and Oklahoma previously owned by Dorchester Hugoton. The operating partnership anticipates gradual increases in expenses as repairs to these facilities become more frequent, and anticipates gradual increases in field operating expenses as reservoir pressure declines. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. The operating partnership incurred approximately $767,000 of capital costs in connection with the installation of field compression facilities on portions of its Oklahoma properties during the second and third quarters of 2003. Incremental operating costs (primarily compressor rentals) attributable to these facilities are estimated to be approximately $680,000 per year. These capital and operating costs are reflected in the Net Profit Interests payments we receive from the operating partnership. Gas sales from the operating partnership’s Oklahoma properties previously owned by Dorchester Hugoton during the second half of 2003 were approximately 12% greater than during the first half of 2003. Reserves assigned to these properties at December 31, 2003 were approximately 10% greater than at December 31, 2002. Management believes the increased gas sales and reserves are largely due to the installation of additional field compression capacity. The operating partnership does not currently plan to install additional field compression capacity.

In 1998, Oklahoma regulations removed production quantity restrictions in the Guymon-Hugoton field, and did not address efforts by third parties to persuade Oklahoma to permit infill drilling in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities are unpredictable. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests. No additional compression affecting the wells formerly owned by Dorchester Hugoton has been installed since 2000 by operators on adjoining acreage. The operating partnership believes it now has sufficient field compression to remain competitive with adjoining operators for the foreseeable future.

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $10,881,000 for 2003, $23,129,000 for 2002, and $18,439,000 for 2001.

Distributions

Distributions to limited partners and general partners related to cash receipts for the period from February through December 2003 were as follows:

2003 Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partners
1st (partial)	April 28, 2003	May 8, 2003	$0.206469	$5,583,012	$169,679
2nd	July 28, 2003	August 7, 2003	$0.458087	12,386,870	319,359
3rd	October 31, 2003	November 10, 2003	$0.422674	11,429,286	296,944

Total distributions paid in 2003				$29,399,168	$785,982

4th	January 26, 2004	February 5, 2004	$0.391066	10,574,593	277,298

Total distributions paid or declared related to cash receipts for the period February through December 2003				$39,973,761	$1,063,280

In general, the limited partners are allocated 99% of the Net Profits Interest Receipts and 96% of the Royalty Properties Net Receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests. The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made Net Profits Interests Payments to us totaling $14,047,000 during March through September 2003, which payments reflected 96.97% of total net proceeds of $14,486,000 realized from February through August 2003. Net proceeds realized by the operating partnership during September through November 2003 were reflected in Net Profits Interests payments made during October through December 2003. These payments were included in the fourth quarter distribution paid in early 2004 and are excluded from this 2003 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally only pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs, our net cash receipts from the Royalty Properties during the period February through September 2003 were $16,138,000: $15,492,000 (96%) of which was distributed to the limited partners and $646,000 (4%) of which was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2003 became part of the distribution paid in 2004. Such distribution is excluded from this 2003 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement and the following calculation covering the period February through September 2003 demonstrates the method.

	$ in Thousands
	Limited Partners	General Partners
1% of Net Profits Interests Paid to our Partnership	—	$140
99% of Net Profits Interests Paid to our Partnership	$13,907	—
4% of Net Cash Receipts from Royalty Properties	—	646
96% of Net Cash Receipts from Royalty Properties	15,492	—

Total Distributions	$29,399	786

Operating Partnership Share (3.03% of Net Proceeds)	—	439

Total General Partner Share	—	$1,225

% of Total	96%	4%

In summary, our limited partners received 96% and our general partner received 4% of the net cash generated by our activities and those of the operating partnership during this period. Due to these fixed percentages, our general partner does not have any incentive distribution rights or other right or arrangement which will increase its percentage share of net cash generated by our activities or those of the operating partnership.

During the period February through September 2003, our Partnership’s quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership’s only significant cash reserves that influenced quarterly payments were for ad valorem taxes. Additionally, certain production costs under the Net Profits Interests calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are pension contributions and insurance premiums. These amounts generally are not held for periods over one year.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2003, the limitation was substantially in excess of the reimbursement amounts actually paid or accrued.

Unaudited Pro Forma Data

The following table sets forth summary unaudited pro forma financial data for our Partnership for the years ended December 31, 2003 and 2002 as though the combination occurred as of January 1, 2002. The pro forma amounts are not necessarily indicative of the results that may be reported in the future. Pro forma adjustments have been made to depletion, depreciation, and amortization to reflect the new basis of accounting for the assets of Spinnaker and Republic as of January 31, 2003, and to revenues to reflect the revenues of Dorchester Hugoton as Net Profits Interests.

	Year ended December 31,
	2003	2002
	(in thousands except per unit data)
Statement of Operations Data:
Total operating revenues	$51,113	$37,547
Operating expenses, excluding depreciation, depletion and amortization	$9,203	$5,179
Depreciation, depletion and amortization	$25,390	$25,844
Impairment	$43,804	—
Total operating expenses	$78,397	$31,023
Other income	$308	—
Net earnings (loss)	$(26,976)	$6,524
Net earnings (loss) per unit	$(0.97)	$0.24

Critical Accounting Policies

We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquirer of the Republic and Spinnaker assets. Our Partnership’s acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton’s common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. Our Partnership did not assign any book or market value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter. For 2003, our unamortized costs of oil and gas properties exceeded the ceiling test. As a result, in 2003, our Partnership recorded full cost write-downs of $43,804,000.

The discounted present value of our proved oil and gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to earnings. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

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

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Dorchester Minerals adopted SFAS No. 143 on January 1, 2003 which did not have a material effect on its financial statements.

We have been made aware that an issue has arisen within the industry regarding the application of provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires companies to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, we and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights. A majority of the Partnership’s oil and gas properties are perpetual in nature, so the applicability of SFAS 142 to these type of assets is not known at this time.

If it is ultimately determined that SFAS No. 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified would be immaterial to our financial position. The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which we assess impairment of capitalized costs. As a result, our cash flows and results of operations would not be affected by this reclassification.

Risks Related to Our Business

Our cash distributions are highly dependent on oil and natural gas prices, which have historically been very volatile.

Our quarterly cash distributions depend in significant part on the prices realized from the sale of oil and, in particular, natural gas. Historically, the markets for oil and natural gas have been volatile and may continue to be volatile in the future. Various factors that are beyond our control will affect prices of oil and natural gas, such as:

•	the worldwide and domestic supplies of oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices and production controls;

•	political instability or armed conflict in oil-producing regions;

•	the price and level of foreign imports;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	the overall economic environment.

Lower oil and natural gas prices may reduce the amount of oil and natural gas that is economic to produce and may reduce our revenues and operating income. The volatility of oil and natural gas prices reduces the accuracy of estimates of future cash distributions to unitholders.

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

We do not control operations and development of the Royalty Properties or the properties underlying the Net Profits Interests that the operating partnership does not operate, which could impact the amount of our cash distributions.

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

As the owner of a fractional undivided mineral or royalty interest, our ability to influence development of these nonproducing properties is severely limited. Also, since one of our stated business objectives is to avoid the generation of unrelated business taxable income, we will generally avoid participation in the development of our properties as a working interest or other expense-bearing owner. The decision to explore for oil and natural gas on these properties will be made by the operator and other working interest owners of each property (including our lessees) and may be influenced by factors beyond our control, including but not limited to oil and natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

Our unitholders are not able to influence or control the operation or future development of the properties underlying the Net Profits Interests. The operating partnership is unable to influence significantly the operations or future development of properties that it does not operate. The operating partnership and the other current operators of the properties underlying the Net Profits Interests are under no obligation to continue operating the underlying properties. The operating partnership can sell any of the properties underlying the Net Profits Interests that it operates and relinquish the ability to control or influence operations. Any such sale or transfer must also simultaneously include the Net Profits Interests at a corresponding price. Our unitholders do not have the right to replace an operator.

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

The operating partnership may transfer or abandon properties that are subject to the Net Profits Interests.

Our general partner, through the operating partnership, may at any time transfer all or part of the properties underlying the Net Profits Interests. Our unitholders are not entitled to vote on any transfer, however, any such transfer must also simultaneously include the Net Profits Interests at a corresponding price.

The operating partnership or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Net Profits Interests relating to the abandoned well.

Cash distributions are affected by production and other costs, some of which are outside of our control.

The cash available for distribution that comes from our royalty and mineral interests, including the Net Profits Interests, is directly affected by increases in production costs and other costs. Some of these costs are outside our control, including costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as drilling additional wells in response to the drilling activity of others.

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

The operating partnership may undertake drilling activities in limited circumstances on the properties underlying the Net Profits Interests, and third parties may undertake drilling activities on our other properties. Any increases in our reserves will come from such drilling activities or from acquisitions.

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

Future drilling activities on our properties may not be successful. If these activities are unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. In addition, under the terms of the Net Profits Interests, the costs of unsuccessful future drilling on the working interest properties that are subject to the Net Profits Interests will reduce amounts payable to us under the Net Profits Interests by 96.97% of these costs.

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

Our current strategy contemplates that we may grow through acquisitions. We expect to participate in discussions relating to potential acquisition and investment opportunities. If we consummate any future acquisitions, our capitalization and results of operations may change significantly and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with the acquisition, unless the terms of the acquisition require approval of our unitholders. Additionally, our unitholders will bear 100% of the dilution from issuing new common units while receiving essentially 96% of the benefit as 4% of the benefit goes to our General Partner.

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

The vast majority of the properties subject to the Net Profits Interests are geographically concentrated, which could cause net proceeds payable under the Net Profits Interests to be impacted by regional events.

The vast majority of the properties subject to the Net Profits Interests are all natural gas properties that are located almost exclusively in the Hugoton field in Oklahoma and Kansas. Because of this geographic concentration, any regional events, including natural disasters, that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact the net proceeds payable under the Net Profits Interests more than if the properties were more geographically diversified.

The number of prospective natural gas purchasers and methods of delivery are considerably less than would otherwise exist from a more geographically diverse group of properties. As a result, natural gas sales after gathering and compression tend to be sold to one buyer in each state, thereby increasing credit risk.

Under the terms of the Net Profits Interests, much of the economic risk of the underlying properties is passed along to us.

Under the terms of the Net Profits Interests, virtually all costs that may be incurred in connection with the properties, including overhead costs that are not subject to an annual reimbursement limit, are deducted as production costs or excess production costs in determining amounts payable to us. Therefore, we bear 96.97% of the costs of the working interest properties, and if costs exceed revenues, we do not receive any payments under the Net Profits Interests.

In addition, the terms of the Net Profits Interests provide for excess costs that cannot be charged currently because they exceed current revenues to be accumulated and charged in future periods, which could result in our not receiving any payments under the Net Profits Interests until all prior uncharged costs have been recovered by the operating partnership.

Damage claims associated with the production and gathering of our oil and natural gas properties could affect our cash flow.

The operating partnership owns and operates the gathering system and compression facilities acquired from Dorchester Hugoton. Casualty losses or damage claims from these operations would be production costs under the terms of the Net Profits Interests and could adversely affect our cash flow.

We may indirectly experience costs from repair or replacement of aging equipment.

Some of the operating partnership’s current working interest wells were drilled and have been producing since prior to 1954. The 132-mile Oklahoma gas pipeline gathering system acquired from Dorchester Hugoton was originally installed in or about 1948, and because of its age is in need of periodic repairs and upgrades. Should major components of this system require significant repairs or replacement, the operating partnership may incur substantial capital expenditures in the operation of the Oklahoma properties previously owned by Dorchester Hugoton prior to the consummation of the combination, which, as production costs, would reduce our cash flow from these properties.

Our operations are subject to operating hazards and unforeseen interruptions for which we may not be fully insured.

Neither we nor the operating partnership are fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Operations that affect the properties are subject to all of the risks normally incident to the oil and natural gas business, including blowouts, cratering, explosions and pollution and other environmental damage, any of which could result in substantial decreases in the cash flow from our overriding royalty interests and other interests due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Any uninsured costs relating to the properties underlying the Net Profits Interests will be deducted as a production cost in calculating the net proceeds payable to us.

Governmental policies, laws and regulations could have an adverse impact on our business and cash distributions.

Our business and the properties in which we hold interests are subject to federal, state and local laws and regulations relating to the oil and natural gas industry as well as regulations relating to safety matters. These laws and regulations can have a significant impact on production and costs of production. For example, both Oklahoma and Kansas, where properties that are subject to the Net Profits Interests are located, have the ability, directly or indirectly, to limit production from those properties, and such limitations or changes in those limitations could negatively impact us in the future.

As another example, Oklahoma regulations currently restrict the concentration of gas production wells to one well for each 640 acres. For some time, certain interested parties have sought regulatory changes in Oklahoma which would permit “infill,” or increased density, drilling similar to that which is available in Kansas, which allows one well for each 320 acres. Should Oklahoma change its existing regulations to permit infill drilling, it is possible that a number of producers will commence increased density drilling in areas adjacent to the properties in Oklahoma that are subject to the Net Profits Interests. If the operating partnership, or other operators of our properties do not do the same, our production levels relating to these properties may decrease. Capital expenditures relating to increased density on the properties underlying the Net Profits Interests would be deducted from amounts payable to us under the Net Profits Interests.

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

Our net income as reported for tax and financial statement purposes may differ significantly from our cash flow that is used to determine cash available for distributions.

Net income as reported for financial statement purposes is presented on an accrual basis in accordance with generally accepted accounting practices. Unitholder K-1 tax statements are calculated based on applicable tax conventions, and taxable income as calculated for each year will be allocated among unitholders who hold units on the last day of each month. Distributions, however, are calculated on the basis of actual cash receipts, changes in cash reserves, and disbursements during the relevant reporting period. Consequently, due to timing differences between the receipt of proceeds of production and the point in time at which the production giving rise to those proceeds actually occurs, net income reported on our financial statements and on unitholder K-1’s will not reflect actual cash distributions during that reporting period.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are set forth herein commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Partnership’s principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our Partnership’s disclosure controls and procedures effectively ensure that the information required to be disclosed in the reports the Partnership files with the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC.

Changes in Internal Controls

There were no changes in our Partnership’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our Partnership’s internal controls subsequent to the date of their evaluation of our disclosure controls and procedures.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

(1)	See the Index to Financial Statements on page F-1.
(2)	No schedules are required.
(3)	Exhibits.

Number	Description

3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.2	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.3	Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.4	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.5	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.6	Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.7	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.8	Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.9	Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.11	Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.12	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

Number		Description

3.13		Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002.)

3.14		Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.1		Amended and Restated Business Opportunities Agreement dated as of December 13, 2001 by and between the Registrant, the General Partner, Dorchester Minerals Management GP LLC, SAM Partners, Ltd., Vaughn Petroleum, Ltd., Smith Allen Oil & Gas, Inc., P.A. Peak, Inc., James E. Raley, Inc., and certain other parties . (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.2		Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002.)

10.3		Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.4		Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.5		Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

21.1	*	Subsidiaries of the Registrant

31.1	*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer of our Partnership pursuant to 18 U.S.C. Sec. 1350

32.2	*	Certification of Chief Financial Officer of our Partnership pursuant to 18 U.S.C. Sec. 1350

*	Filed herewith

(b)	Reports on Form 8-K during the quarter ended December 31, 2003 and through the date hereof.

(1)	Filed October 16, 2003
(2)	Filed November 7, 2003
(3)	Filed January 16, 2004
(4)	Filed March 5, 2004

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

“SEC PV-10” means the pretax present value of estimated future net revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

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

“Standardized measure of discounted future net cash flows” (also referred to as “standardized measure”) means the SEC PV-10 defined above, less applicable income taxes, if applicable.

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

SIGNATURES

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

Date: March 8, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: March 8, 2004	/s/ H.C. Allen, Jr. H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: March 8, 2004

/s/ James E. Raley James E. Raley Chief Operating Officer and Manager Date: March 8, 2004	/s/ Preston A Peak Preston A. Peak Manager Date: March 8, 2004

/s/ Robert C. Vaughn Robert C. Vaughn Manager Date: March 8, 2004

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS

To the General Partners and Unitholders of Dorchester Minerals, L.P.:

We have audited the accompanying balance sheets of Dorchester Minerals, L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Dorchester Minerals, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON, LLP

Grant Thornton, LLP

Dallas, Texas

February 24, 2004

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in Thousands)

	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$10,881	$23,129
Trade receivables	7,658	2,566
Note receivable-related party	205	—
Prepaid expenses and other current assets	69	223

Total current assets	18,813	25,918

Property and equipment—at cost :
Oil and natural gas properties (full cost method)	268,189	34,179
Other	—	1,001

Total	268,189	35,180

Less accumulated depreciation, depletion and amortization :
Full cost depletion	88,051	20,614
Other	—	381

Total	88,051	20,995

Net property and equipment	180,138	14,185

Total assets	$198,951	$40,103

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$512	$451
Production and property taxes payable or accrued	—	358
Royalties payable	—	423
Distributions payable to Unitholders	—	1

Total current liabilities	512	1,233

Commitments and contingencies	—	—

Partnership capital:
General partner	8,246	312
Unitholders	190,193	38,558

Total partnership capital	198,439	38,870

Total liabilities and partnership capital	$198,951	$40,103

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	2003	2002	2001
Net operating revenues:
Net profits interest	$21,268	$—	$—
Natural gas sales	2,401	18,602	27,153
Royalties	25,250	—	—
Lease bonus	293	—	—
Other	12	136	192
Production payment (ORRI)	—	—	(566)

Total net operating revenues	49,224	18,738	26,779

Costs and expenses:
Production taxes	1,211	1,009	1,721
Operating expenses	1,113	2,806	3,160
Depreciation, depletion and amortization	23,639	2,130	2,105
Impairment of full cost properties	43,804	—	—
Tax and regulatory expenses	587	243	345
General and administrative expenses	2,401	678	634
Management fees	524	524	605
Combination costs and related expenses	3,080	736	785

Total costs and expenses	76,359	8,126	9,355

Operating income (loss)	(27,135)	10,612	17,424

Other income (expense):
Investment income	125	2,385	897
Interest expense	—	(15)	(36)
Other income (expense), net	183	(19)	66

Total other income (expense)	308	2,351	927

Net earnings (loss)	$(26,827)	$12,963	$18,351

Allocation of net earnings (loss):
General Partner	$(641)	$130	$184

Unitholders	$(26,186)	$12,833	$18,167

Net earnings (loss) per common unit (in dollars)	$(1.02)	$1.19	$1.69

Weighted average common units outstanding (000’s)	25,682	10,744	10,744

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	2003	2002	2001
Net earnings (loss)	$(26,827)	$12,963	$18,351
Unrealized loss on available for sale securities	—	(513)	(534)
Reclassification adjustment for gains included in net earnings	—	(2,000)	—

Comprehensive income (loss)	$(26,827)	$10,450	$17,817

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$(26,827)	$12,963	$18,351
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	23,639	2,130	2,105
Impairment of full cost properties	43,804	—	—
Gain on sale of available-for-sale securities	—	(2,000)	—
Loss (gain) on sale of assets	(55)	25	(22)
Other	—	(125)	(62)
Changes in operating assets and liabilities net of effect of combination:
Restricted cash	—	—	409
Receivables	(1,908)	(1,094)	2,620
Prepaid expenses	61	230	(169)
Accounts payable, taxes and royalties payable	(192)	45	(2,203)

Net cash provided by operating activities	38,522	12,174	21,029

Cash flows from investing activities:
Cash received in combination	68	—	—
Capital expenditures	(40)	(321)	(5,587)
Cash received on sale of ExxonMobil stock	—	4,517	—
Cash received on sale of property and equipment	—	41	37

Net cash provided by (used in) investing activities	28	4,237	(5,550)

Cash flows from financing activities:
Distributions paid to partners	(50,798)	(11,721)	(12,807)

Increase (decrease) in cash and cash equivalents	(12,248)	4,690	2,672
Cash and cash equivalents at beginning of year	23,129	18,439	15,767

Cash and cash equivalents at end of year	$10,881	$23,129	$18,439

Noncash investing and financing activities:
Acquisition of assets for units
Oil and gas properties	$233,466	$—	$—
Receivables	3,660	—	—
Cash	68	—	—

Value assigned to assets acquired	$237,194	$—	$—

Supplemental cash flow and other information:
Interest paid (no interest was capitalized)	$—	$22	$28

Distributions declared but not paid	$—	$1	$2,931

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

Year	General Partners	Unitholders	Accumulated Other Comprehensive Income	Total
2001
Balance at January 1, 2001	$222	$29,661	$3,047	$32,930
Net earnings	183	18,168	—	18,351
Net unrealized holding loss on investments available for sale	—	—	(534)	(534)
Distributions ($1.23 per Unit)	(133)	(13,216)	—	(13,349)
Other	(1)	(61)	—	(62)

Balance at December 31, 2001	271	34,552	2,513	37,336

2002
Net earnings	130	12,833	—	12,963
Net unrealized holding loss on investments available for sale	—	—	(513)	(513)
Reclassification adjustment for gains included in net earnings	—	—	(2,000)	(2,000)
Distributions ($0.81 per Unit)	(88)	(8,703)	—	(8,791)
Other	(1)	(124)	—	(125)

Balance at December 31, 2002	312	38,558	—	38,870

2003
Net loss – January	(17)	(1,725)	—	(1,742)
Liquidating distribution to Dorchester Hugoton, Ltd. Partners ($1.90 per Unit)	(199)	(20,414)	—	(20,613)
Acquisition of assets for units	9,560	227,634	—	237,194
Net loss – February through December	(624)	(24,461)	—	(25,085)
Distributions ($1.08723 per Unit)	(786)	(29,399)	—	(30,185)

Balance at December 31, 2003	$8,246	$190,193	$—	$198,439

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1.    General and Summary of Significant Accounting Policies

Nature of Operations—In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and non-producing natural gas and crude oil royalty, net profits, and leasehold interests in 563 counties and 25 states. Dorchester Hugoton, Ltd.’s operations consisted principally of the operation of natural gas properties located in Kansas and Oklahoma.

Basis of Presentation—Our Partnership is a publicly traded Delaware limited partnership that was formed in December 2001 in connection with the combination, which was completed on January 31, 2003, of Dorchester Hugoton, Ltd., (Dorchester Hugoton) which was a publicly traded Texas limited partnership, and Republic Royalty Company (Republic) and Spinnaker Royalty Company, L.P. (Spinnaker), both of which were privately held Texas partnerships.

The accompanying financial statements reflect the combination completed on January 31, 2003 and accounted for using the purchase method of accounting. See Note 2. In accordance with the purchase method of accounting, Dorchester Hugoton was designated as the accounting acquirer. Under the purchase method of accounting, our Partnership used the market price of Dorchester Hugoton’s partnership units on January 31, 2003, adjusted for the liquidating distribution to Dorchester Hugoton unitholders, to determine the value of the Republic and Spinnaker oil and gas properties merged into our Partnership. Such method increased the historic book values of the oil and gas properties of Republic and Spinnaker by approximately $192,000,000 which increased our Partnership’s depletion.

Our Partnership is required to present the financial statements of Dorchester Hugoton, the accounting acquirer, for 2001 and 2002 and the financial statements of our Partnership for the twelve month period ended December 31, 2003, which includes the results of operations for Dorchester Hugoton for the one month period ended January 31, 2003 and the financial condition and results of operations for our Partnership for the eleven month period ended December 31, 2003.

Per-unit information is calculated by dividing the earnings or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. Per-unit information for Dorchester Hugoton during 2002 and 2001 is calculated by dividing the 99% interest owned by Dorchester Hugoton unitholders by the 10,744,380 units outstanding.

Reclassification—Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

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

The discounted present value of our proved oil and gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to earnings. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion. See the discussion under Property and Equipment.

Cash and Cash Equivalents—Our principal banking is with major financial institutions. Cash balances in these accounts may, at times, exceed federally insured limits. We have not experienced any losses in such cash accounts and do not believe we are exposed to any significant risk on cash and cash equivalents.

Concentration of Credit Risks—Our Partnership, as a royalty owner, has no control over the volumes or method of sale of oil and natural gas produced and sold from the royalty properties. It is believed that the loss of any single customer would not have a material adverse effect on the results of our operations. Dorchester Hugoton has incurred only minimal credit losses.

Trade Receivables—Our Partnership’s trade receivables consist primarily of royalties receivable and net profits interest payments receivable. Most payments are received two to four months after production date. No allowance for doubtful accounts is deemed necessary.

Note Receivable–Related Party—Our Note Receivable consists of a five-year note payable by Dorchester Minerals Operating LP, referred to in these Notes as “the operating partnership,” bearing interest at 6% having an original amount of $250,836. Principal and interest payments are received quarterly.

Property and Equipment—We (and Dorchester Hugoton) utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquirer of the Republic and Spinnaker assets. Our Partnership’s acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton’s common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter. For the second and third quarters of 2003, our unamortized costs of oil and gas properties exceeded the ceiling test. During 2003, our Partnership has recorded such full cost write-downs of $43,804,000.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

of the fair value of the reserves. Oil and gas prices have historically been volatile and the prevailing prices at any given time may not reflect our Partnership’s or the industry’s forecast of future prices.

Our Partnership’s properties are being depleted on the unit-of-production method using such estimates of proved gas reserves. Gains and losses are recognized upon the disposition of oil and gas properties involving a significant portion of our Partnership’s reserves. Proceeds from other dispositions of oil and gas properties are credited to the full cost account.

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our general partner.” Our general partner owns all of the partnership interests in Dorchester Minerals Operating LP, the operating partnership. See Note 3. The general partner is allocated 1% and 4% of our net profits interests and royalty properties revenues, respectively. Our executive officers all own an interest in our general partner and receive no compensation for services as officers of our Partnership.

Dorchester Hugoton’s two General Partners had the overall responsibility for the management, operation and future development of the properties. Each General Partner was entitled to receive reasonable compensation in the form of management fee, to be divided among the General Partners in an annual aggregate amount of $350,000 plus 1% of the gross income for services rendered in operating and managing Dorchester Hugoton. The General Partners were also reimbursed for all general and administrative expenses incurred by them on behalf of Dorchester Hugoton.

Revenue Recognition—The pricing of oil and natural gas sales from the Royalty Properties is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties.

Revenues from royalty interests and net profits interests are recorded under the cash receipts approach as directly received from the remitters’ statement, accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received.

Dorchester Hugoton’s purchasers who accounted for more than 10% of natural gas revenues for each of the years ended December 31, 2002, and 2001 are as follows:

Year	Purchaser “A”	Purchaser “B”
2002	84%	N/A
2001	83%	16%

Income Taxes—We are treated as a partnership for income tax purposes and, as a result, our income or loss is includible in the tax returns of the individual unitholders. Unitholders should consult tax advisors concerning their own tax situation. Depletion of natural gas properties is an expense allowable to each individual partner and the depletion expense as reported on the financial statements will not be indicative of the depletion expense an individual partner or Unitholder may be able to deduct for income tax purposes.

Simplified Employee Pension Plan—Contributions aggregating $273,267, $165,949, and $150,980 were made to eligible employees’ accounts for 2003, 2002 and 2001, respectively, under Dorchester Hugoton’s

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

simplified employee pension plan. Contributions in 2003 included $259,323 recorded to combination cost and related expenses on the financial statements that is applicable to Dorchester Hugoton’s severance payments made in January 2003 prior to closing of the combination.

Severance Payments—Dorchester Hugoton adopted a severance policy in 1998. Benefits were generally payable to employees and General Partner(s) in the event Dorchester Hugoton no longer existed, incurred reduction in force or eliminated a position or group of positions. Pursuant to the combination, approximately $2.7 million in severance payments were paid by Dorchester Hugoton in January 2003 prior to the closing of the combination which included $496,000 that was included in management fees on the financial statements.

Operating Leases—Dorchester Hugoton rented skid-mounted field gas compression units on a monthly basis and administrative office space under leases expiring at various dates through 2007. Total rental expense was $302,000 and $311,000 for the years ended December 31, 2002 and 2001 respectively.

New Accounting Standards—In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Dorchester Minerals adopted SFAS No. 143 on January 1, 2003 which did not have a material effect on its financial statements.

We have been made aware that an issue has arisen within the industry regarding the application of provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires companies to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, we and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights. A majority of the Partnership’s oil and gas properties are perpetual in nature, so the applicability of SFAS 142 to these type of assets is not known at this time.

If it is ultimately determined that SFAS No. 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified would be immaterial to our financial position. The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which we assess impairment of capitalized costs. As a result, our cash flows and results of operations would not be affected by this reclassification.

2.    Combination Transaction

On January 31, 2003, Dorchester Hugoton transferred certain assets to the operating partnership in exchange for a net profits interest, contributed the net profits interest and other assets to our Partnership and subsequently liquidated. Republic and Spinnaker transferred certain assets to the operating partnership in exchange for net profits interests and subsequently merged with our Partnership. For accounting purposes Dorchester Hugoton is deemed the acquirer. The value assigned to the assets of Republic and Spinnaker was based on the market capitalization of Dorchester Hugoton and the share of the total common units of our Partnership received by the

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

former partners of Republic (10,953,078 common units) and Spinnaker (5,342,973 common units). The assets of Republic and Spinnaker were valued at $237,194,000 which was allocated as follows:

Cash	$68,000
Oil and gas properties	233,466,000
Receivables	3,660,000

Total	$237,194,000

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

	Fiscal Year Ended December 31,
	2003	2002	2001
Revenues	$51,113	$37,547	$49,451
Depletion	$25,390	$25,844	$24,753
Impairment	$43,804	—	—
Net earnings (loss)	$(26,976)	$6,524	$20,225
Earnings (loss) per common unit	$(0.97)	$0.24	$0.74

Nonrecurring items:
Severance and related costs	$3,003	—	—
Combination-related costs	$670	$1,937	$1,178

3.    Related Party Transactions

Our general partner owns all of the partnership interests in Dorchester Minerals Operating LP, the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our Net Profits Interests, and provides day-to-day operational and administrative services to us and the general partner. At December 31, 2003, we had a receivable from the operating partnership in the amount of $4,178,000, representing accrued net profits interest payments. In accordance with our partnership agreement, we reimburse the general partner for certain allocable costs, including rent, salaries, and employee benefit plans. These type of reimbursements are limited to 5% of distributions, plus certain costs previously paid. Through December 31, 2003, reimbursements paid or accrued to the general partner were $1,199,000, which is substantially below the 5% limit amount.

4.    Loans And Long-Term Debt

In June 2002 Dorchester Hugoton repaid its bank borrowings and terminated its unsecured revolving credit agreement. The amount borrowed during 2002 and 2001 was $100,000.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

5.    Commitments and Contingencies

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

In November 2001 Dorchester Hugoton concluded all payments pursuant to a settlement approved by the Federal Energy Regulatory Commission concerning refunds of Kansas ad valorem tax reimbursements by paying Panhandle Eastern Pipe Line Company approximately $285,000.

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. The operating partnership, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to our Partnership. The suit is currently pending in the District Court of Texas County, Oklahoma and discovery is underway by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs’ claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, violation of irrigation gas contracts, underpayment of royalties, a request for an accounting, and fraud. Plaintiffs also seek certification of class action against defendants. The operating partnership believes plaintiffs’ claims are completely without merit. In July 2002, the defendants were granted a motion for summary judgment removing RRNGR as a plaintiff. Based upon past measurements of such gas usage, the operating partnership believes the damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts our Partnership receives from the Net Profits Interests.

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

6.    Impairment of Oil and Gas Properties

During the second and third quarters of 2003, our Partnership recorded non-cash charges against earnings totaling $43,804,000. The write-downs represent an impairment of assets that results primarily from the difference, after accumulated depletion, between the discounted present value of our Partnership’s proved natural gas and oil reserves using quarter ending gas and oil prices as compared to the initial book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules, which value significantly exceeded historic book value. Cash flow from operations and cash distributions to unitholders are not affected by the write-down. Please see Note 1.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

7.    Distribution To Holders Of Common Units

Since our Partnership’s combination on January 31, 2003, unitholder cash distributions per common unit have been:

2003 Quarter	Record Date	Payment Date	Amount
1st (partial)	April 28, 2003	May 8, 2003	$0.206469
2nd	July 28, 2003	August 7, 2003	$0.458087
3rd	October 31, 2003	November 10, 2003	$0.422674
4th	January 26, 2004	February 5, 2004	$0.391066

The partnership agreement requires the next cash distribution to be paid by May 15, 2004.

8.    Unaudited Natural Gas Reserve Information

Our Partnership retained Huddleston & Co., Inc. as an independent petroleum engineering consulting firm who performed similar prior studies for Republic Royalty and Spinnaker Royalty, to provide an annual estimate as of December 31, 2003 of the Royalty Properties future net recoverable oil and gas reserves. Similarly, the operating partnership retained Calhoun, Blair & Associates, Inc., an independent petroleum engineering consulting firm, who performed similar prior studies for Dorchester Hugoton, to provide an annual estimate as of December 31, 2003 of the Net Profits Interests future net recoverable oil and gas reserves. Dorchester Hugoton had no known reserves of crude oil. There have been no events that have occurred since December 31, 2003 that would have a material effect on the estimated proved developed natural gas reserves.

In accordance with SFAS No. 69 and Securities and Exchange Commission (“SEC”) rules and regulations, the following information is presented with regard to the Net Profits Interests and Royalty Properties oil and gas reserves, all of which are proved, developed and located in the United States.

The SEC has adopted SFAS No. 69 disclosure guidelines for oil and gas producers. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and gas reserves. The standardized measure, in management’s opinion, should be examined with caution. The basis for these disclosures are independent petroleum engineer’s reserve studies which contains imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Also, exploration and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price, and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a “best estimate” of the fair value of oil and gas properties or of future net cash flows.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by independent petroleum engineers.

Summary of Changes in Proved Reserves

	Oil (mbbl)	Natural Gas (mmcf)
	2003	2003	2002	2001
Estimated quantity, beginning of year	—	43,519	48,302	54,127
Purchase of Minerals in place (1)	4,036	29,307	—	—
Revisions in previous estimates	37	6,586	1,348	743
Production (2)	(304)	(9,285)	(6,131)	(6,568)

Estimated quantity, end of year	3,769	70,127	43,519	48,302

(1)	Includes 4,035,822 bbls of oil and 30,610,400 mcf of gas attributable to properties acquired from Republic and Spinnaker as of January 31, 2003 less 1,303,736 mcf as an adjustment to reflect the 3.03% interest in the former Dorchester Hugoton properties now owned by the operating partnership.
(2)	Includes 502,735 mcf of gas attributable to production by Dorchester Hugoton for the one month of January 2003 and 5,493,470 mcf of gas and 7,012 bbls of oil for the eleven months of 2003 attributable to the Net Profits Interests properties and 3,288,455 mcf of gas and 296,886 bbls of oil for the eleven months of 2003 attributable to the Royalty Properties.

Standardized Measure of Discounted Future Net Cash Flows

(Dollars in Thousands)

	2003	2002	2001
Future estimated gross revenues	$428,860	$185,213	$117,029
Future estimated production costs	(19,900)	(56,492)	(51,083)

Future estimated net revenues	408,960	128,721	65,946
10% annual discount for estimated timing of cash flows	(175,138)	(39,012)	(21,220)

Standardized measure of discounted future estimated net cash flows	$233,822	$89,709	44,726

Sales of natural gas produced, net of production costs	$(46,900)	$(14,924)	(21,899)
Purchase of reserves in place	$137,136	—	—
Net changes in prices and production costs	24,434	47,101	(89,233)
Revisions of previous quantity estimates	17,170	8,671	3,488
Accretion of discount	8,971	3,938	12,471
Other	3,302	197	(104)

Net change in standardized measure of discounted future estimated net cash flows	$144,113	$44,983	$(95,277)

Depletion of oil and natural gas properties (dollars per mcfe)	$2.16	$0.33	$0.31

Development costs incurred	$2	$21	$240

Property acquisition costs	$233,466	$148	$5,297

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

9.    Unaudited Quarterly Financial Data

Quarterly financial data for the last two years (dollars in thousands except per unit data) is summarized as follows:

	2003 Quarter Ended				2002 Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net operating revenues	$13,956	$11,300	$12,548	$11,420	$3,700	$4,648	$4,509	$5,881
Net earnings (loss)	$3,943	$(18,928)	$(16,686)	$4,844	$1,817	$2,738	$2,660	$5,748
Net earnings (loss) per Unit	$0.18	$(0.68)	$(0.60)	$0.18	$0.17	$0.25	$0.24	$0.53
Weighted average common units outstanding (000’s)	21,608	27,040	27,040	27,040	10,744	10,744	10,744	10,744