Form 10-Q
period 2004-03-31
DORCHESTER MINERALS LP
filed 2004-05-05
CIK 1172358

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



                  For the Quarterly Period Ended March 31, 2004
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

     As of May 5, 2004, 27,040,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS................................3


PART I.........................................................................3

   ITEM 1. FINANCIAL INFORMATION..........................................3

     CONDENSED  BALANCE SHEETS AS OF MARCH 31, 2004 (UNAUDITED) AND
        DECEMBER 31, 2003......................................................4

     CONDENSED  STATEMENTS  OF  OPERATIONS  FOR THE THREE MONTHS ENDED
        MARCH 31, 2004 AND 2003 (UNAUDITED)....................................5

     CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
        MARCH 31,2004 AND 2003 (UNAUDITED).....................................6

     NOTES TO THE CONDENSED FINANCIAL STATEMENTS...............................7

   ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................8

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........13

   ITEM 4. CONTROLS AND PROCEDURES............................................13


PART II.......................................................................13

   ITEM 1. LEGAL PROCEEDINGS..................................................13

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................13

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................13

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

   ITEM 5. OTHER INFORMATION..................................................14

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................14


SIGNATURES....................................................................14


INDEX TO EXHIBITS.............................................................15


CERTIFICATIONS................................................................16

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


                                     PART I

ITEM 1.  FINANCIAL INFORMATION


        Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003, upon the combination of Dorchester Hugoton, Ltd., which was a publicly traded Texas limited partnership, and Republic Royalty Company and Spinnaker Royalty Company, L.P., both of which were privately held Texas partnerships. The amounts and results of operations of Dorchester Minerals included in these financial statements as historical amounts prior to February 1, 2003 reflect the results of operations of Dorchester Hugoton. The effect of the combination is reflected in the balance sheet and in the results of operations and cash flows since January 31, 2003. The combination was accounted for using the purchase method of accounting. In this report, the term "Partnership," as well as the terms "us," "our," "we," and "its," are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                       March 31,  December 31,
                                                         2004        2003
                                                     ----------   -----------
                                                     (unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents.......................  $ 11,715     $ 10,881
     Trade receivables...............................     8,064        7,658
     Note receivable - related party.................       192          205
     Prepaid expenses ...............................       113           69
                                                       --------     --------
         Total current assets........................    20,084       18,813


Oil and gas properties - at cost (full cost method)..   268,194      268,189
       Less accumulated depletion ...................   (93,352)     (88,051)
                                                       --------     --------
       Net oil and natural gas properties............   174,842      180,138
                                                       --------     --------
         Total assets................................  $194,926     $198,951
                                                       ========     ========
                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
     Accounts payable and other current liabilities..  $    689     $    512
                                                       --------     --------
          Total current liabilities..................       689          512

Commitments and contingencies                                 -            -

Partnership capital:
     General partner.................................     8,134        8,246
     Unitholders.....................................   186,103      190,193
                                                       --------     --------
          Total partnership capital..................   194,237      198,439
                                                       --------     --------
Total liabilities and partnership capital............  $194,926     $198,951
                                                       ========     ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                         2004         2003
                                                       --------     --------
Net operating revenues:
     Net profits interests...........................  $  5,994     $  4,874
     Natural gas sales...............................         -        2,401
     Royalties.......................................     7,039        6,555
     Other...........................................       408          126
                                                       --------     --------
     Total net operating revenues....................    13,441       13,956

Cost and expenses:
     Operating, including production taxes...........       583          782
     Depreciation, depletion and amortization........     5,301        4,971
     General and administrative......................       842          907
     Management fees.................................         -          524
     Combination costs and related expenses..........         -        2,907
                                                       --------     --------
     Total costs and expenses........................     6,726       10,091
                                                       --------     --------
Operating income.....................................     6,715        3,865

Other income (expense)
     Investment income...............................        17           21
     Other income (expense), net.....................       (81)          57
                                                       --------     --------
     Total other income (expense)....................       (64)          78
                                                       --------     --------
Net earnings.........................................  $  6,651     $  3,943
                                                       ========     ========
Allocation of net earnings
     General partner.................................  $    166     $    131
                                                       ========     ========
     Unitholders.....................................  $  6,485     $  3,812
                                                       ========     ========
Net earnings per common unit (in dollars)............  $   0.24     $   0.18
                                                       ========     ========

Weighted average common units outstanding (000's)....    27,040       21,608
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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                          2004        2003
                                                       --------     --------

Net cash provided by operating activities. ........... $ 11,777     $  3,374
                                                       --------     --------

Cash flows from investing activities:
       Cash received in combination...................        -           68
       Capital expenditures...........................      (91)          (3)
                                                       --------     --------
Net cash provided by (used in) investing activities...      (91)          65
                                                       --------     --------

Cash flows from financing activities:
        Distributions paid to partners................  (10,852)     (20,613)
                                                       --------     --------

Increase (decrease) in cash and cash equivalents......      834      (17,174)

Cash and cash equivalents at January 1,...............   10,881       23,129
                                                       --------     --------
Cash and cash equivalents at March 31,................ $ 11,715     $  5,955
                                                       ========     ========

Non cash investing and financing activities:

     Acquisition of assets for units
          Oil and gas properties...................... $      -    $ 233,466
          Receivables.................................        -        3,660
          Cash........................................        -           68
                                                       --------    ---------
             Value assigned to assets acquired........ $      -    $ 237,194
                                                       ========    =========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of the Partnership's financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. Per-unit information is calculated by dividing the income applicable to holders of the Partnership's common units by the weighted average number of units outstanding.

     The accompanying financial statements reflect the combination completed on January 31, 2003 and accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, Dorchester Hugoton was designated as the accounting acquiror. Under the purchase method of accounting, the Partnership used the market price of Dorchester Hugoton's partnership units on the last day of trading, adjusted for the liquidating distribution to Dorchester Hugoton Unitholders, to determine the value of the Republic and Spinnaker oil and gas properties merged into the Partnership. Such method increased the historic book values of the oil and gas properties of Republic and Spinnaker by approximately $192,000,000, which increased the Partnership's quarterly depletion. See the Partnership's Form 8-K filed on April 15, 2003 and
Note 4 for more details.

     Prior to January 31, 2003, the Partnership had no combined operations. In these circumstances, the Partnership is required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquiror, for the one month period ended January 31, 2003 combined with the financial condition and results of operations for the Partnership for the two month period ended March 31, 2003 and results of operations of the Partnership for the three month period ended March 31, 2004.

     2. CONTINGENCIES: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. Dorchester Minerals Operating LP, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The suit is currently pending in the District Court of Texas County, Oklahoma and discovery is underway by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs' claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, violation of irrigation gas contracts, underpayment of royalties, a request for accounting, and fraud. Plaintiffs also seek certification of class action against defendants. Dorchester Minerals Operating LP believes plaintiffs' claims are completely without merit. In July 2002, the defendants were granted a motion for summary judgment removing RRNGR as a plaintiff. Based upon past measurements of such gas usage, Dorchester Minerals Operating LP believes the damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

     The Partnership and Dorchester Minerals Operating LP are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. COMBINATION TRANSACTION: On January 31, 2003, Dorchester Hugoton transferred certain assets to Dorchester Minerals Operating LP in exchange for a net profits interest, contributed the net profits interest and other assets to the Partnership and subsequently liquidated. Republic and Spinnaker transferred certain assets to Dorchester Minerals Operating LP in exchange for net profits interests and subsequently merged with the Partnership. For accounting purposes Dorchester Hugoton is deemed the acquiror. The value assigned to the assets of Republic and Spinnaker was based on the market capitalization of Dorchester Hugoton and the share of the total common units of the Partnership received by the former partners of Republic (10,953,078 common units) and Spinnaker (5,342,973 common units). The assets of Republic and Spinnaker were valued at $237,194,000 which was allocated as follows:

        Cash..................................        $      68,000
        Oil and gas properties................          233,466,000
        Receivables...........................            3,660,000
                                                      -------------
        Total.................................        $ 237,194,000
                                                      =============

     The following reflects 2003 unaudited pro forma data related to the combination discussed herein which assumes the combination had taken place as of January 1, 2003. The pro forma amounts are not necessarily indicative of the results that may be reported in the future. Pro forma adjustments have been made to depletion, depreciation, and amortization to reflect the new basis of accounting for the assets of Spinnaker and Republic as of January 31, 2003, and to January 2003 revenues to reflect the revenues of Dorchester Hugoton as Net Profits Interests.

                                                              Three Months Ended
                                                                 March  31, 2003
                                                             ------------------
Revenues.......................................................    $15,845,000
Depletion......................................................      6,722,000
Net earnings ..................................................      3,794,000
Earnings per common unit.......................................           0.18

Nonrecurring items:

Severance and related costs....................................    $ 3,003,000
Combination-related costs......................................        496,000

4. DISTRIBUTION TO HOLDERS OF COMMON UNITS: Since the Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been:

 Year     Quarter          Record Date           Payment Date           Amount
 ----   -------------    ----------------      ----------------       ---------
 2003   1st (partial)    April 28, 2003        May 8, 2003            $0.206469
 2003   2nd              July 28, 2003         August 7, 2003         $0.458087
 2003   3rd              October 31, 2003      November 10, 2003      $0.422674
 2003   4th              January 26, 2004      February 5, 2004       $0.391066
 2004   1st              April 30, 2004        May 10, 2004           $0.415634

The next cash distribution will be paid by August 15, 2004.

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

     Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds the working interest properties previously owned by Dorchester Hugoton and a minor portion of mineral interest properties previously owned by Republic and Spinnaker. We refer to Dorchester Minerals Operating LP by the term "operating partnership". Our Partnership directly and indirectly holds a 96.97% net profits overriding royalty interest in these properties. We refer to our net profits overriding royalty interest in these properties as the Net Profits Interests. After the close of each month, we receive a payment equaling 96.97% of the net proceeds actually received during that month from the properties subject to the Net Profits Interests.

     In addition to the Net Profits Interests, we also hold producing and non-producing mineral, royalty, overriding royalty, net profits and leasehold interests, which we acquired as part of the combination upon the mergers of Republic and Spinnaker into our Partnership. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 563 counties and parishes in 25 states.

Basis of Presentation

     In the combination completed on January 31, 2003 and accounted for as a purchase, Dorchester Hugoton was designated as the accounting acquiror. Prior to January 31, 2003, our Partnership had no combined operations. In these circumstances, we are required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquiror, for the one month period ended January 31, 2003 combined with the financial condition and results of operations for Dorchester Minerals for the two month period ended March 31, 2003 and the results of operations of our Partnership for the three month period ended March 31, 2004. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

Commodity Price Risks

     Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three Months Ended March 31, 2004 as compared to Three Months Ended March 31,
2003

     Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in crude oil and natural gas sales volumes and prices. Our portion of oil and gas sales and weighted average prices were:

                                                       Three Months Ended
                                                            March 31,
                                                      -------------------
    Sales Volumes:                                      2004       2003
                                                      --------   --------
    Dorchester Hugoton Gas Sales (mmcf) (1) .........     --        448
    Net Profits Interests Gas Sales (mmcf)...........  1,347        886
    Net Profits Interests Oil Sales (mbbls) .........      2          2
    Royalty Properties Gas Sales (mmcf) .............    888        658
    Royalty Properties Oil Sales (mbbls) ............     80         57

    Weighted Average Sales Price:

    Dorchester Hugoton Gas Sales ($/mcf) ............     --     $ 5.20
    Net Profits Interests Gas Sales ($/mcf).......... $ 5.46     $ 6.63
    Net Profits Interests Oil Sales ($/bbl).......... $30.15     $33.23
    Royalty Properties Gas Sales ($/mcf) ............ $ 5.05     $ 7.00
    Royalty Properties Oil Sales ($/bbl)............. $31.96     $33.91

    Production Costs Deducted
    Under the Net Profits Interests ($/mcfe)(2)       $ 1.09     $ 1.18
--------------------------------------------------------

(1) For purposes of comparisons the January 2003 Dorchester Hugoton volumes have been reduced to reflect our 96.97% Net Profits Interest in production from the underlying properties.

(2) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

     First quarter natural gas sales volumes attributable to the former Dorchester Hugoton properties underlying our Net Profits Interests increased 1.6% from 1,278,000 mcf during 2003 to 1,299,000 mcf during 2004 due to addition of field compression causing gas well production increases to offset natural reservoir decline. See "Liquidity and Capital Resources - Expenses and Capital Expenditures".

     Oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests from Republic and Spinnaker are included in our results for the three month period ended March 31, 2004 and are included for only the two months ended March 31, 2003. See "Basis of Presentation".

     The weighted average sales price for natural gas production from the former Dorchester Hugoton properties underlying our Net Profits Interests decreased 11.9% from $6.22 per mcf during first quarter 2003 to $5.48 per mcf during first quarter 2004 due to changing market conditions.

     Weighted average prices for oil and natural gas sales volumes attributable to the Royalty Properties and also to the Net Profits Interests from Republic and Spinnaker are included in our results for the three months ended March 31, 2004 and are included for only the two months ended March 31, 2003. See "Basis of Presentation" and Note 1 of the Notes to the Condensed Financial Statements.

     Our first quarter net operating revenues decreased 3.7% from $13,956,000 during 2003 to $13,441,000 during 2004 due primarily to decreased natural gas prices combined with the effects of the combination. Management cautions the reader in the comparison of results for these periods because operations attributable to properties formerly owned by Republic and Spinnaker are not included for one month in the three-month period ending March 31, 2003. See "Basis of Presentation" and Notes 1 and 3 to the Condensed Financial Statements.

     Several categories of costs during the first quarter of 2004 were lower than the first quarter of 2003 due to non-recurring expenses associated with the 2003 liquidation of Dorchester Hugoton. Such 2003 costs include combination and related expenses of $2,907,000, consisting primarily as a result of approximately $2,500,000 in severance payments and related costs. Similarly management fees in 2003 include a one-time $496,000 charge.

     Our first quarter 2004 other income (expense) net includes $87,000 attributable to unsuccessful property acquisition attempts.

     Depletion, depreciation and amortization increased from $4,971,000 in first quarter 2003 to $5,301,000 in first quarter 2004 primarily due to the effects of the combination. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for one month in the three-month period ending March 31, 2003 and due to the application of purchase accounting methods. See "Basis of Presentation", "Critical Accounting Policies", and Notes 1 and 3 to the Condensed Financial Statements.

     We received cash payments in the amount of $487,000 from various sources during the first quarter of 2004 including lease bonus attributable to nine leases and pooling elections located in nine counties and parishes in four states. These leases reflected royalty terms ranging from 20% to 25% and lease bonuses ranging up to $300/acre. One of these leases included a commitment to drill a well, in which we would own an approximate 5.1% royalty interest, to a depth of approximately 10,000 feet in a relatively unexplored area of South Texas. Another of these leases covered an undivided 75% interest in multiple tracts located in North Texas. We negotiated the right to review seismic information covering our lands and adjacent tracts, along with our lessees interpretation thereof. In the event a well is drilled on our lands or lands pooled therewith, we retain the right for the operating partnership to participate with our unleased interest subject to our reservation of a 96.97% Net Profits Interest.

     We received division orders for, or otherwise identified 44 new wells completed on our Royalty Properties and Net Profit Interests in 24 counties and parishes in seven states during the first quarter of 2004. Selected new wells and the royalty interests owned therein by us and the working interests and net revenue interests owned therein by the operating partnership are summarized in the following table:

                                                                  Test Rates
                                                   Ownership        per day
         County/                                 ------------  -----------------
State    Parish    Operator   Well Name          WI(1) NRI(1)  Gas, mcf Oil,bbls
-----    -------   --------   ------------------ ----  ------  -------- --------

ROYALTY PROPERTIES
---------------------

Texas    Hildago   Shell     Woods Christian 44   --    2.8%      6,687       54
Texas    Brooks    Westport  Garcia Gas Unit 2-2  --    3.0%      2,584      156

NET PROFITS INTERESTS
---------------------

Oklahoma Washita   Cimarex   Green 3-2 BPO(2)     --    3.5%      6,535      417
                             Green 3-2 APO(2)    3.5%   4.8%
Oklahoma Washita   Cimarex   Sullivan 2-2 BPO(2) 7.0%   8.8%      1,793      143
                             Sullivan 2-2 APO(2) 8.8%   9.4%
------------------------------------
(1) WI and NRI mean working interest and net revenue interest, respectively.
(2) BPO and APO mean before payout and after payout, respectively.

     First quarter net earnings allocable to common units increased 70.1% from $3,812,000 during 2003 to $6,485,000 during 2004 due primarily to the effects of the combination. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for one month in the three-month period ending March 31, 2003 and due to the application of purchase accounting methods. See "Basis of Presentation" and Notes 1 and 3 to the Condensed Financial Statements.

     Net cash provided by operating activities increased 249.1% from $3,374,000 during 2003 to $11,777,000 during 2004 due primarily to the effects of the combination. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for one month in the three-month period ending March 31, 2003. See "Basis of Presentation" and Notes 1 and 3 of the Notes to the Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and properly allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas prices and sales volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 4 of the Notes to the Condensed Financial Statements for the amounts and dates of cash distributions to unitholders.

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

     The operating partnership owns and operates the wells, pipelines and gas compression and dehydration facilities located in Kansas and Oklahoma previously owned by Dorchester Hugoton. The operating partnership anticipates gradual increases in expenses as repairs to these facilities become more frequent, and anticipates gradual increases in field operating expenses as reservoir pressure declines. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. The operating partnership incurred approximately $767,000 of capital costs in connection with the installation of field compression facilities on portions of its Oklahoma properties during the second and third quarters of 2003. Incremental operating costs (primarily compressor rentals) attributable to these facilities are estimated to be approximately $680,000 per year. These capital and operating costs are reflected in the Net Profit Interests payments we receive from the operating partnership. Management believes the benefits of such compression have recovered such capital and will continue to more than exceed cost. Over 70% of the operating partnership's Oklahoma wells have received regulatory approval to operate at a vacuum made possible by the compression. The operating partnership does not currently plan to install additional field compression capacity.

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

Liquidity and Working Capital

     Cash and cash equivalents totaled $11,715,000 at March 31, 2004 and $10,881,000 at December 31, 2003.

CRITICAL ACCOUNTING POLICIES

     We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquiror of the Republic and Spinnaker assets. Our Partnership's acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton's common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. Our Partnership did not assign any book or market value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter. For 2003, our unamortized costs of oil and gas properties exceeded the ceiling test. As a result, in 2003, our Partnership recorded full cost write-downs of $43,804,000. No additional impairments have been recorded since the quarter ended September 30, 2003.

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

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after

June 15, 2002. Dorchester Minerals adopted SFAS No. 143 on January 1, 2003, which did not have a material effect on its financial statements.

     The FASB's Emerging Issues Task Force (EITF) reached a consensus that mineral rights are tangible assets in EITF Issue 04-2, "Whether Mineral Assets Are Tangible or Intangible Assets". The FASB ratified the EITF consensus, subject to amendment of SFAS No. 141 and No. 142 through a FASB Staff Position
(FSP).

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our Partnership's principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our Partnership's disclosure controls and procedures effectively ensure that the information required to be disclosed in the reports the Partnership files with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission.

Changes in Internal Controls

     There were no changes in our Partnership's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our Partnership's internal controls subsequent to the date of their evaluation of our disclosure controls and procedures.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
         None.
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) We held our Annual Unitholders meeting on Wednesday, May 5, 2004 in Dallas, Texas.

     b) Proxies were solicited by the Board of Managers pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees listed in the proxy statement and all of such nominees were duly elected.

     c) The only matter voted on at the meeting was the election of the three nominees to the Board of Managers. Out of the 27,040,431 units issued and outstanding and entitled to vote at the meeting, 25,055,367 units were present in person or by proxy. The results were as follows:

                                          Votes Withheld
Nominee           Votes for Election      from Election       Broker Non-Votes
---------------   ------------------      --------------      ----------------

Buford P. Berry         24,757,336              298,031           1,985,064
Rawles Fulgham          24,931,147              124,220           1,985,064
C. W. Russell           24,978,477               76,890           1,985,064

ITEM 5.  OTHER INFORMATION
         None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits: See the attached Index to Exhibits.

         b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

          (i)  Filed January 16, 2004 on Item 9. Regulation FD Disclosure and
               Item 12. Results of Operations and Financial Condition (Regarding Fourth Quarter Cash Distribution)

          (ii) Filed March 5, 2004 on Item 9. FD Disclosure and Item 12. Results of Operations and Financial Condition (Regarding Fourth Quarter Earnings)









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

                                 DORCHESTER MINERALS, L.P.

                                 By:      Dorchester Minerals Management LP
                                          its General Partner,

                                 By: Dorchester Minerals Management GP LLC, its General Partner

                                 /s/ William Casey McManemin
                                 ----------------------------------------------
                                     William Casey McManemin
Date: May 5, 2004                    Chief Executive Officer


                                 /s/ H.C. Allen, Jr.
                                 -----------------------------------------------
                                     H.C. Allen, Jr.
Date: May 5, 2004                    Chief Financial Officer

INDEX TO EXHIBITS

Number   Description
------   -----------------------------------------------------------------------

3.1  Certificate of Limited Partnership of Dorchester   Minerals, L.P.
     (incorporated by reference to Exhibit 3.1 to Dorchester Minerals' Registration Statement on Form S-4, Registration Number 333-88282)

3.2 Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals' Report on Form 10-K filed for the year ended December 31, 2002)

3.3 Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals' Registration Statement on Form S-4, Registration Number 333-88282)

3.4 Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals' Report on Form 10-K for the year ended December 31,
     2002)

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

3.11 Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.12 Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.13 Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.14 Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

31.1 Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

32.2 Certification of Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350