Form 10-Q
period 2004-06-30
DORCHESTER MINERALS LP
filed 2004-08-04
CIK 1172358

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



                  For the Quarterly Period Ended June 30, 2004
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

     As of August 3, 2004, 27,040,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS................................3


PART I.........................................................................3

   ITEM 1. FINANCIAL INFORMATION...............................................3

     CONDENSED  BALANCE SHEETS AS OF JUNE 30, 2004 (UNAUDITED) AND
        DECEMBER 31, 2003......................................................4

     CONDENSED  STATEMENTS  OF  OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED
        JUNE 30, 2004 AND 2003 (UNAUDITED).....................................5

     CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
        JUNE 30,2004 AND 2003 (UNAUDITED)......................................6

     NOTES TO THE CONDENSED FINANCIAL STATEMENTS...............................7

   ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................9

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........13

   ITEM 4. CONTROLS AND PROCEDURES............................................13


PART II.......................................................................14

   ITEM 1. LEGAL PROCEEDINGS..................................................14

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................14

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................14

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

   ITEM 5. OTHER INFORMATION..................................................14

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................14


SIGNATURES....................................................................15


INDEX TO EXHIBITS.............................................................16


CERTIFICATIONS................................................................17

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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                       June 30,     December 31,
                                                         2004          2003
                                                     ------------   -----------
                                                     (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents.......................   $ 11,901     $ 10,881
     Trade receivables...............................      8,884        7,658
     Note receivable - related party.................        180          205
     Prepaid expenses................................         36           69
                                                        ---------    ---------
         Total current assets........................     21,001       18,813


Oil and natural gas properties - at cost (full
   cost method).....................................     268,230      268,189
       Less accumulated depletion...................     (98,374)     (88,051)
                                                        ---------    ---------
       Net oil and natural gas properties............    169,856      180,138
                                                        ---------    ---------
         Total assets................................   $190,857     $198,951
                                                        =========    =========

                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
     Accounts payable and other current liabilities..   $    829     $    512
                                                        ---------    ---------
          Total current liabilities..................        829          512

Commitments and contingencies                                  -            -

Partnership capital:
     General partner ................................      8,036        8,246
     Unitholders.....................................    181,992      190,193
                                                        ---------    ---------
          Total partnership capital..................    190,028      198,439
                                                        ---------    ---------
Total liabilities and partnership capital............   $190,857     $198,951
                                                        =========    =========

              The accompanying condensed notes are an integral part
                         of these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)
                                           Three Months Ended  Six Months Ended
                                                  June 30,         June 30,
                                            ----------------- ------------------
                                              2004    2003      2004     2003
                                            ------- --------- -------- ---------
Net operating revenues:
     Net profits interest.................. $ 6,292 $  5,332  $12,286  $ 10,206
     Natural gas sales.....................       -        -        -     2,401
     Royalties.............................   6,816    5,901   13,855    12,456
     Other.................................     272       67      680       193
                                            ------- --------- -------- ---------
     Total net operating revenues..........  13,380   11,300   26,821    25,256

Cost and expenses:
     Operating, including production taxes.     497      534    1,080     1,316
     Depreciation, depletion and amort.....   5,022    6,672   10,323    11,643
     Impairment of full cost properties....       -   22,214        -    22,214
     General and administrative............     748      687    1,590     1,594
     Management fees.......................       -        -        -       524
     Combination costs and related expenses       -      173        -     3,080
                                            ------- --------- --------  --------
     Total operating expenses..............   6,267   30,280   12,993    40,371
                                            ------- --------- -------- ---------
Operating income (loss)....................   7,113  (18,980)  13,828   (15,115)

Other income (expense)
     Investment income.....................      19        4       36        25
     Other income (expense), net...........     176       48       95       105
                                            ------- --------- -------- ---------
     Total other income (expense)..........     195       52      131       130

Net earnings (loss)........................ $ 7,308 $(18,928) $13,959  $(14,985)
                                            ======= ========= ======== =========
Allocation of net earnings (loss):
     General partner....................... $   180 $   (479) $   346  $   (348)
                                            ======= ========= ======== =========
     Unitholders........................... $ 7,128 $(18,449) $13,613  $(14,637)
                                            ======= ========= ======== =========
Net earnings (loss) per common
 unit(in dollars).......................... $  0.26 $  (0.68) $   .50  $  (0.60)
                                            ======= ========= ======== =========

Wtd. avg. common units outstanding (000's)   27,040   27,040   27,040    24,324
                                            ======= ========= ======== =========

              The accompanying condensed notes are an integral part
                         of these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                          2004        2003
                                                       ---------    ---------

Net cash provided by operating activities. ........... $ 23,518     $ 16,286
                                                       ---------    ---------

Cash flows from investing activities:
       Cash received in combination...................        -           68
       Capital expenditures...........................     (128)          (5)
                                                       ---------    ---------
Net cash provided by (used in) investing activities...     (128)          63
                                                       ---------    ---------

Cash flows from financing activities:
        Distributions paid to Partners................  (22,370)     (26,365)
                                                       ---------    ---------

Increase (decrease) in cash and cash equivalents......    1,020      (10,016)

Cash and cash equivalents at January 1................   10,881       23,129
                                                       ---------    ---------
Cash and cash equivalents at June 30.................. $ 11,901     $ 13,113
                                                       =========    =========

Non cash investing and financing activities:

     Acquisition of assets for units
          Oil and gas properties...................... $      -     $233,466
          Receivables.................................        -        3,660
          Cash........................................        -           68
                                                       ---------    ---------
          Value assigned to assets acquired........... $      -     $237,194
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

     Prior to January 31, 2003, the Partnership had no combined operations. In these circumstances, the Partnership is required to present, discuss and analyze the financial condition and results of operations of our Partnership for the three and six month periods ended June 30, 2004 and 2003 by including the financial condition and results of Dorchester Hugoton, the accounting acquiror, for the one month period ended January 31, 2003.

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

Cash..................................        $      68,000
Oil and gas properties................          233,466,000
Receivables...........................            3,660,000
Total.................................        $ 237,194,000

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

                                      Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                      ------------------   -----------------
                                             2003                 2003
                                      ------------------   -----------------
Revenues                               $   11,300,000        $  27,145,000
Depletion                              $    6,672,000        $  13,394,000
Impairment                             $   22,214,000        $  22,214,000
Net earnings (loss)                    $  (18,928,000)       $ (15,134,000)
Earnings (loss) per common unit        $       (0.68)        $       (0.54)

Nonrecurring items:
Severance and related costs                      ---         $   3,003,000
Combination-related costs              $      174,000        $     670,000


4. IMPAIRMENT OF OIL AND GAS PROPERTIES: During the second quarter 2003, the Partnership recorded a non-cash charge against earnings of $22,214,000. The write-down represents an impairment of assets that results primarily from the difference between the discounted present value of the Partnership's proved natural gas and oil reserves using June 30, 2003 gas and oil prices as compared to the book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules which value significantly exceeded historic book value. The write-down is a function of such increased value and changes in prevailing oil and gas prices since the consummation of the combination transaction. Cash flow from operations and cash distributions to unitholders were not affected by the write-down. See Note 1 and Note 3 and Critical Accounting Policies.

5. DISTRIBUTION TO HOLDERS OF COMMON UNITS: Since the Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been:

  Year    Quarter          Record Date         Payment Date           Amount
 ------   ------------     ----------------    -----------------     ---------
  2003    1st (partial)    April 28, 2003      May 8, 2003           $0.206469
  2003    2nd              July 28, 2003       August 7, 2003        $0.458087
  2003    3rd              October 31, 2003    November 10, 2003     $0.422674
  2003    4th              January 26, 2004    February 5, 2004      $0.391066
  2004    1st              April 30, 2004      May 10, 2004          $0.415634
  2004    2nd              July 26, 2004       August 5, 2004        $0.415315

The next cash distribution will be paid by November 15, 2004.

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

Basis of Presentation

     In the combination completed on January 31, 2003 and accounted for as a purchase, Dorchester Hugoton was designated as the accounting acquiror. Prior to January 31, 2003, our Partnership had no combined operations. In these circumstances, we are required to present, discuss and analyze the financial condition and results of operations of our Partnership for the three and six month periods ended June 30, 2004 and 2003 by including the financial condition and results of Dorchester Hugoton, the accounting acquiror, for the one month period ended January 31, 2003. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

Commodity Price Risks

     Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three and Six Months Ended June 30, 2004 as compared to Three and Six Months
 Ended June 30, 2003

     Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in natural gas and crude oil sales volumes and prices. Our portion of gas and oil sales and weighted average prices were:


                                           Three Months Ended   Six Months Ended
                                          --------------------  ----------------
                                                         March
                                            June 30,      31,        June 30,
                                          ------------   ------  -------  ------
Accrual Basis Sales Volumes:               2004   2003    2004     2004    2003
                                          -----  -----   ------  -------  ------
Dorchester  Hugoton  Gas Sales  (mmcf)(1)    --     --      --        --     448
Net  Profits Interests Gas Sales(mmcf)    1,352  1,261   1,347     2,699   2,147
Net Profits Interests Oil Sales (mbbls)       2      1       2         4       3
Royalty  Props. Gas Sales(mmcf)             822    817     888     1,710   1,475
Royalty Props. Oil Sales (mbbls              67     84      80       147     141

Weighted Average Sales Price:
Dorchester Hugoton Gas Sales ($/mcf)         --     --       --       --  $ 5.20
Net Profits Interests Gas Sales($/mcf)   $ 5.81   $ 5.51  $ 5.46  $ 5.64    5.97
Net Profits Interests Oil Sales ($/bbl)  $35.25   $22.99  $30.15  $32.28  $29.20
Royalty Properties Gas Sales ($/mcf)     $ 5.28   $ 4.62  $ 5.05  $ 5.16  $ 5.68
Royalty Properties Oil Sales ($/bbl)     $36.90   $25.29  $31.96  $34.21  $28.79

Production Costs Deducted Under
the Net Profits  Interests ($/mcfe)(2)   $ 1.23   $ 1.33  $ 1.09  $ 1.16  $ 1.27
______________________________________
(1) For purposes of comparison the January 2003 Dorchester Hugoton volumes have been reduced to reflect our 96.97% Net Profits Interest in production from the underlying properties.
(2) Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes and prices.

     Oil sales volumes attributable to our Royalty Properties during the second quarter decreased 20% from 84,000 bbls during 2003 to 67,000 bbls during 2004 as a result of our receipt of retroactive volume adjustments in the second quarter of 2003. Gas sales volumes attributable to our Royalty Properties during the second quarter increased less than 1% from 817 mmcf during 2003 to 822 mmcf during 2004.

     Oil sales volumes attributable to our Net Profits Interests during the second quarter increased 100% from 1,000 bbls during 2003 to 2,000 bbls during 2004 due to activity on the Net Profits Interest properties. Gas sales volumes attributable to our Net Profits Interests during the second quarter increased 7% from 1,261 mmcf during 2003 to 1,352 mmcf during 2004 due to increased production resulting from additional field compression on the Oklahoma properties previously owned by Dorchester Hugoton and new activity on the Net Profits Interest properties. Such increases help offset declines in existing wells and reservoirs.

     Weighted average oil sales prices attributable to the Partnership's interest in Royalty Properties increased 46% from $25.29 per bbl during the second quarter 2003 to $36.90 per bbl during the second quarter 2004. Similarly, second quarter weighted average Partnership natural gas sales prices from Royalty Properties increased 14% from $4.62 per mcf during 2003 to $5.28 per mcf during 2004. Both oil and gas price increases resulted from changing market conditions.

     Second quarter weighted average oil sales prices from the Net Profits Interests' properties increased 53% from $22.99 per bbl in 2003 to $35.25 per bbl in 2004. Second quarter weighted average natural gas sales prices from the Net Profits Interests' properties increased 5% from $5.51 per mcf in 2003 to $5.81 per mcf in 2004. Such oil and gas price increases are due to changing market conditions.

     Oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests from Republic and Spinnaker are included in our results for the six month period ended June 30, 2004 and are included for only the five months ended June 30, 2003. See "Basis of Presentation" and Note 1 of the Notes to the Condensed Financial Statements.

     Weighted average prices for oil and natural gas sales volumes attributable to the Royalty Properties and also to the Net Profits Interests from Republic and Spinnaker are included in our results for the six months ended June 30, 2004 and are included for only the five months ended June 30, 2003. See "Basis of Presentation" and Note 1 of the Notes to the Condensed Financial Statements.

     Our second quarter net operating revenues increased 18% from $11,300,000 during 2003 to $13,380,000 during 2004 due primarily to increased natural gas prices and crude oil prices. Comparing the first six month periods, net operating revenue rose 6% from $25,256,000 during 2003 to $26,821,000 during 2004, primarily as a result of improvement of natural gas and crude oil prices. Management cautions the reader in the comparison of results for the six month periods because operations attributable to properties formerly owned by Republic and Spinnaker are not included for January in the six-month period ending
June 30, 2003. See "Basis of Presentation" and Note 1of the Notes to the Condensed Financial Statements.

     Costs and expenses during the second quarter of 2004 decreased 79% from $30,280,000 during the second quarter of 2003 to $6,267,000. Similarly, costs and expenses during the six months ended June 30, 2004 of $12,993,000 were 68% lower than costs in the six months ended June 30, 2003 of $40,371,000. Such decrease in costs is primarily due to a second quarter 2003 non-cash charge against earnings of $22,214,000 representing an impairment of assets during 2003. See Note 4 of the Notes to the Condensed Financial Statements.

     Several categories of costs during the first six months of 2004 were lower than the first six months of 2003 due to non-recurring expenses associated with the 2003 liquidation of Dorchester Hugoton. Such 2003 costs are mostly combination and related expenses of $2,907,000, consisting primarily of $2,500,000 in severance payments and related costs. Similarly management fees in 2003 include a one-time $496,000 charge.

     Other income during the three and six month period ended June 30 increased from $52,000 and $130,000, respectively, during 2003 to $195,000 and $131,000, respectively, during the same periods in 2004. We received partial payment of a legal judgment in the amount $76,000 and accrued an additional $108,100 attributable to the same matter during June 2004. The first six months of 2004 include expenses of $87,000 attributable to unsuccessful property acquisition attempts in the first quarter. Note that lease bonus revenue is included in Other net operating revenue and is not reflected as Other income.

     Depletion, depreciation and amortization during the three and six month period ended June 30 decreased from $6,672,000 and $11,643,000, respectively, during 2003 to $5,022,000 and $10,323,000, respectively, during 2004, primarily as a result of a reduced depletable asset base, mainly due to impairments and prior quarterly depletion. Management cautions the reader in the comparison of results for these periods, because operations of the properties formerly owned by Republic and Spinnaker are not included for January in the six-month period ending
June 30, 2003 and due to the application of purchase accounting methods. See "Basis of Presentation", "Critical Accounting Policies", and Notes 1, 3 and 4 of the Notes to the Condensed Financial Statements.

     We received cash payments in the amount of $391,000 from various sources during the first quarter of 2004 including lease bonus attributable to 15 leases and pooling elections located in seven counties and parishes in three states. Each of these leases reflected royalty terms of 25% and lease bonuses ranging up to $300/acre. Twelve of these leases included a commitment to drill an exploratory well on lands in which we own an interest or lands pooled therewith, and in the event subsequent wells are drilled on such lands, we retain the right for the operating partnership to participate in each such well with as much as 50% of our original interest subject to our reservation of a 96.97% Net Profits Interest.

     We received division orders for, or otherwise identified 43 new wells completed on our Royalty Properties and Net Profits Interests in 23 counties and parishes in eight states during the second quarter of 2004. Selected new wells and the royalty interests owned therein by us and the working interests and net revenue interests owned therein by the operating partnership are summarized in the following table:

                                                                   Test Rates
                                                                     per day
                                                                  ------------
                                                     Ownership
           County/                                  ------------  Gas    Oil
State      Parish     Operator    Well Name         WI(1) NRI(1)  mcf    bbls
------     ---------  ---------  -----------------  ----- -----  ------ ------
Royalty Properties
---------------------
Arkansas   Sebastian  Hanna       KMW #2               --   0.6% 11,900      -
Louisiana  Bienville  Will-Drill  La. Minerals 9-1     --   1.4%  1,225     30
Texas      Winkler    Crownquest  Keystone Cattle 444  --   1.2%    165     43

Net Profits Interests
---------------------
Oklahoma   Washita    Cimarex     Green 5-2 BPO(2)    7.0%  8.8%  3,077    183
                                  Green 5-2 APO(2)    8.8%  9.4%
Oklahoma   Washita    Cimarex     Sullivan 6-2 BPO(2) 7.0%  8.8%  3,198    200
                                  Sullivan 6-2 APO(2) 8.8%  9.4%
____________________________________
(1)    WI and NRI mean working interest and net revenue interest, respectively.
(2)    BPO and APO mean before payout and after payout, respectively.

     Second quarter net earnings allocable to common units increased from a $18,449,000 loss during 2003 to $7,128,000 during 2004, due primarily to increased natural gas and crude oil sales prices and due to the non-cash charge against earnings during 2003. Generally for the same reasons, net earnings during the first six months of 2004 were $13,613,000 compared to a $14,637,000 loss in the same period in 2003.

     Net cash provided by operating activities decreased 9% from $12,912,000 during the second quarter 2003 to $11,741,000 during the second quarter 2004, principally due to timing of collection of accounts receivable offset by improved oil and natural gas sales prices. Net cash provided by operating activities increased 44% from $16,286,000 during the six months ended June 30, 2003 to $23,518,000 during the six months ended June 30, 2004 as a result of the combination. Management cautions the reader in the comparison of results for the six month periods because operations of the properties formerly owned by Republic and Spinnaker are not included for January in the six-month period ending June 30, 2003. See "Basis of Presentation" and Notes 1 and 3 of the Notes to the Condensed Financial Statements.

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

Expenses and Capital Expenditures

     The operating partnership does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone or the Council Grove formation or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton. Successful activities by others in these formations or other developments could prompt a reevaluation of this position. Any such drilling is estimated to cost $250,000 to $300,000 per well. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests. The operating partnership anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton. During the second quarter of 2004 one well was fracture treated at a cost of $47,000. The well increased production from 89 to 139 mcf per day.

     The operating partnership owns and operates the wells, pipelines and gas compression and dehydration facilities located in Kansas and Oklahoma previously owned by Dorchester Hugoton. The operating partnership anticipates gradual increases in expenses as repairs to these facilities become more frequent, and anticipates gradual increases in field operating expenses as reservoir pressure declines. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. These capital and operating costs are reflected in the Net Profits Interests payments we receive from the operating partnership.

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

Liquidity and Working Capital

     Cash and cash equivalents totaled $11,901,000 at June 30, 2004 and $10,881,000 at December 31, 2003.

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

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003, which did not have a material effect on our financial statements.

     The FASB's Emerging Issues Task Force (EITF) reached a consensus that mineral rights are tangible assets in EITF Issue 04-2, "Whether Mineral Assets Are Tangible or Intangible Assets". The FASB ratified the EITF consensus, subject to amendment of SFAS No. 141 and No. 142 through a FASB Staff Position
(FSP). Therefore, no changes would be required in the way the Partnership classifies its mineral rights.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our Partnership's principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our Partnership's disclosure controls and procedures effectively ensure that the information required to be disclosed in the reports the Partnership files with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission.

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

c) The only matter voted on at the meeting was the election of the three nominees to the Board of Managers. Out of the 27,040,431 units issued and outstanding and entitled to vote at the meeting, 25,055,367 units were present in person or by proxy. The results were as follows:

                                          Votes Withheld
Nominee               Votes for Election   from Election    Broker Non-Votes
Buford P. Berry           24,757,336          298,031           1,985,064
Rawles Fulgham            24,931,147          124,220           1,985,064
C. W. Russell             24,978,477           76,890           1,985,064

Item 5.  OTHER INFORMATION

     We have entered into indemnity agreements with our managers and executive officers and certain other key employees that provide the maximum indemnity allowed to by Section 108 of the Delaware Revised Uniform Limited Partnership Act, as well as certain additional procedural protections. The indemnity agreements provide that managers will be indemnified to the fullest extent not prohibited by law against all expenses (including attorney's fees) and settlement amounts paid or incurred by them in any action or proceeding as our managers or executive officers, including any action on account of their services as executive officers or managers of any other company or enterprise when they are serving in such capacities at our request, and including any action by us or in our right. In addition, the indemnity agreements provide for reimbursement of expenses incurred in conjunction with being a witness in any proceeding to which the indemnitee is not a party. We must pay in advance of a final disposition of a proceeding or claim the expenses incurred by the indemnitee no later than 10 days after our receipt of an undertaking by or on behalf of the indemnitee, and the indemnitee is to repay the amount of the expenses to the extent that it is ultimately determined that the indemnitee is not entitled to be indemnified by us. The indemnity agreements also provide the indemnitee with remedies in the event that we do not fulfill our obligations under the indemnity agreements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)     Exhibits: See the attached Index to Exhibits.

   b)     Reports on Form 8-K filed during the quarter ended June 30, 2004:
          (i) Filed April 16, 2004 on Item 9. Regulation FD Disclosure (Regarding Slide Presentation)
          (ii) Filed April 20, 2004 on Item 9. FD Disclosure and Item 12. Results of Operations and Financial Condition (Regarding First Quarter Cash Distribution)
          (iii)  Filed May 5, 2004 on Item 9.  Regulation FD Disclosure and
                 Item 12. Results of Operations and Financial Condition (Regarding First Quarter Earnings)

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

                                 DORCHESTER MINERALS, L.P.

                                 By:      Dorchester Minerals Management LP
                                          its General Partner,

                                 By: Dorchester Minerals Management GP LLC, its General Partner

                                 /s/ William Casey McManemin
                                ------------------------------------------------
                                     William Casey McManemin
Date: August 4, 2004                 Chief Executive Officer


                                 /s/ H.C. Allen, Jr.
                                ------------------------------------------------
                                     H.C. Allen, Jr.
Date: August 4, 2004                 Chief Financial Officer

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

3.7 Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals' Registration Statement on Form S-4, Registration Number 333-88282)

3.8 Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC(incorporated by reference to Exhibit 3.11 to Dorchester Minerals' Registration Statement on Form S-4, Registration Number 333-88282)

3.9 Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals' Registration Statement on Form S-4, Registration Number 333-88282)

3.10 Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP. (incorporated by reference to Exhibit 3.10 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.11 Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.12 Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.13 Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.14 Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

10.1      Form of Indemnity Agreement

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