Form 10-Q
period 2004-09-30
DORCHESTER MINERALS LP
filed 2004-11-05
CIK 1172358

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



               For the Quarterly Period Ended September 30, 2004
                        Commission file number 000-50175



                            DORCHESTER MINERALS, L.P.
             (Exact name of Registrant as specified in its charter)




         Delaware                                        81-0551518
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


              3838 Oak Lawn Avenue, Suite 300, Dallas, Texas 75219
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (214) 559-0300


                           Dorchester Minerals, L.P.
              3738 Oak Lawn Avenue, Suite 300, Dallas, Texas 75219
           (Former address of principal executive offices) (Zip Code)

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

     As of November 5, 2004, 28,240,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS................................3


PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1. FINANCIAL STATEMENTS................................................3

     CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND
        DECEMBER 31, 2003......................................................4

     CONDENSED STATEMENTS  OF  OPERATIONS  FOR THE THREE AND NINE MONTHS ENDED
        SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)................................5

     CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
        SEPTEMBER 30,2004 AND 2003 (UNAUDITED).................................6

     NOTES TO THE CONDENSED FINANCIAL STATEMENTS...............................7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................9

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........14

   ITEM 4. CONTROLS AND PROCEDURES............................................14


PART II - OTHER INFORMATION...................................................15

   ITEM 1. LEGAL PROCEEDINGS..................................................15

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........15

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................15

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................15

   ITEM 5. OTHER INFORMATION..................................................15

   ITEM 6. EXHIBITS...........................................................15


SIGNATURES....................................................................15


INDEX TO EXHIBITS.............................................................16


CERTIFICATIONS................................................................17

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. In this report, the term "Partnership", as well as the terms "us," "our," "we," and "its," are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

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


                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                     September 30,  December 31,
                                                         2004          2003
                                                     ------------   -----------
                                                     (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents.......................   $ 14,450     $ 10,881
     Trade receivables...............................      9,048        7,658
     Note receivable - related party.................        167          205
     Prepaid expenses................................         27           69
                                                        ---------    ---------
         Total current assets........................     23,692       18,813


Oil and natural gas properties - at cost (full
   cost method).....................................     291,804      268,189
       Less accumulated depletion...................    (103,477)     (88,051)
                                                        ---------    ---------
       Net oil and natural gas properties............    188,327      180,138
                                                        ---------    ---------
         Total assets................................   $212,019     $198,951
                                                        =========    =========

                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
     Accounts payable and other current liabilities..   $  1,293     $    512
                                                        ---------    ---------
          Total current liabilities..................      1,293          512

Commitments and contingencies                                  -            -

Partnership capital:
     General partner ................................      7,958        8,246
     Unitholders.....................................    202,768      190,193
                                                        ---------    ---------
          Total partnership capital..................    210,726      198,439
                                                        ---------    ---------
Total liabilities and partnership capital............   $212,019     $198,951
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

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                            ----------------- ------------------
                                              2004    2003      2004     2003
                                            ------- --------- -------- ---------
Net operating revenues:
     Net profits interest.................. $ 5,775 $  5,583  $18,061  $ 15,789
     Natural gas sales.....................       -        -        -     2,401
     Royalties.............................   7,822    6,936   21,677    19,392
     Other.................................     836       29    1,516       222
                                            ------- --------- -------- ---------
     Total net operating revenues..........  14,433   12,548   41,254    37,804

Cost and expenses:
     Operating, including production taxes.     687      592    1,767     1,908
     Depreciation, depletion and amort.....   5,103    6,600   15,426    18,243
     Impairment of full cost properties....       -   21,590        -    43,804
     General and administrative expenses...     800      590    2,390     2,184
     Management fees.......................       -        -        -       524
     Combination costs and related expenses       -        -        -     3,080
                                            ------- --------- --------  --------
     Total costs and expenses..............   6,590   29,372   19,583    69,743
                                            ------- --------- -------- ---------
Operating income ..........................   7,843  (16,824)  21,671   (31,939)

Other income (expense)
     Investment income.....................      33       83       69       108
     Other income (expense), net...........      17       55      112       160
                                            ------- --------- -------- ---------
     Total other income (expense)..........      50      138      181       268

Net earnings (loss)........................ $ 7,893 $(16,686) $21,852  $(31,671)
                                            ======= ========= ======== =========
Allocation of net earnings:
     General partner....................... $   211 $   (425) $   557  $   (773)
                                            ======= ========= ======== =========
     Unitholders........................... $ 7,682 $(16,261) $21,295  $(30,898)
                                            ======= ========= ======== =========
Net earnings per common
 unit (in dollars)......................... $  0.29 $  (0.60) $   .79  $  (1.22)
                                            ======= ========= ======== =========

Wtd. avg. common units outstanding (000's)   27,053   27,040   27,044    25,230
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

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                          2004        2003
                                                       ---------    ---------

Net cash provided by operating activities. ........... $ 36,836     $ 28,216
                                                       ---------    ---------

Cash flows from investing activities:
       Adjustment related to acquistion of
        royalty interests.............................    1,068           68
       Capital expenditures...........................     (446)          (5)
                                                       ---------    ---------
Net cash provided by (used in) investing activities...      622           63
                                                       ---------    ---------

Cash flows from financing activities:
        Distributions paid to Partners................  (33,889)     (39,072)
                                                       ---------    ---------

Increase (decrease) in cash and cash equivalents......    3,569      (10,793)

Cash and cash equivalents at January 1................   10,881       23,129
                                                       ---------    ---------
Cash and cash equivalents at September 30............. $ 14,450     $ 12,336
                                                       =========    =========

Non cash investing and financing activities:

     Acquisition of assets for units
          Oil and gas properties...................... $ 24,324     $233,466
          Receivables.................................        -        3,660
          Payables....................................        -           -
          Cash........................................        -           68
                                                       ---------    ---------
          Value assigned to assets acquired........... $ 24,324     $237,194
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

     The accompanying financial statements reflect the combination completed on January 31, 2003 and accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, Dorchester Hugoton was designated as the accounting acquiror. Under the purchase method of accounting, the Partnership used the market price of Dorchester Hugoton's partnership units on the last day of trading, adjusted for the liquidating distribution to Dorchester Hugoton Unitholders, to determine the value of the Republic and Spinnaker oil and gas properties merged into the Partnership. Such method increased the historic book values of the oil and gas properties of Republic and Spinnaker by approximately $192,000,000, which increased the Partnership's quarterly depletion. See the Partnership's Form 8-K filed on April 15, 2003 and
Note 3 and Critical Accounting Policies for more details.

     Prior to January 31, 2003, the Partnership had no combined operations. In these circumstances, the Partnership is required to present, discuss and analyze the financial condition and results of operations of our Partnership for the three and nine month periods ended September 30, 2004 and 2003 by including the financial condition and results of Dorchester Hugoton, the accounting acquiror, for the one month period ended January 31, 2003.

     Effective September 30, 2004, the Partnership through Dorchester Minerals Acquisition LP, its wholly owned subsidiary, acquired assets related to oil and gas properties consisting of producing and perpetual mineral and royalty interests located in 104 counties and parishes in six states. As consideration, an aggregate of 1,200,000 common units of Dorchester Minerals, L.P. were issued. Consequently, the Condensed Balance Sheets presented include $23,256,000 in property additions.

2. CONTINGENCIES: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. Dorchester Minerals Operating LP, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The suit is currently pending in the District Court of Texas County, Oklahoma and discovery is underway by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs' claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, violation of irrigation gas contracts, underpayment of royalties, a request for accounting, and fraud. Plaintiffs also seek certification of class action against defendants. In July 2002, the defendants were granted a motion for summary judgment removing RRNGR as a plaintiff. On October 1, 2004, the plaintiffs severed claims against Dorchester Minerals Operating LP regarding royalty underpayments. Dorchester Minerals Operating LP believes plaintiffs' claims, including severed claims, are completely without merit. Based upon past measurements of such domestic gas usage, Dorchester Minerals Operating LP believes the domestic gas damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

     The Partnership and Dorchester Minerals Operating LP are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. COMBINATION TRANSACTIONS: On January 31, 2003, Dorchester Hugoton transferred certain assets to Dorchester Minerals Operating LP in exchange for a net profits interest, contributed the net profits interest and other assets to the Partnership and subsequently liquidated. Republic and Spinnaker transferred certain assets to Dorchester Minerals Operating LP in exchange for net profits interests and subsequently merged with the Partnership. For accounting purposes Dorchester Hugoton is deemed the acquiror. The value assigned to the assets of Republic and Spinnaker was based on the market capitalization of Dorchester Hugoton and the share of the total common units of the Partnership received by the former partners of Republic (10,953,078 common units) and Spinnaker (5,342,973 common units). The assets of Republic and Spinnaker were valued at $237,194,000 which was allocated as follows:

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

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                             2003                 2003
                                      ------------------   -----------------
Revenues                               $   12,548,000        $  39,693,000
Depletion                              $    6,600,000        $  19,994,000
Impairment                             $   21,590,000        $  43,804,000
Net earnings (loss)                    $  (16,686,000)       $ (31,820,000)
Earnings (loss) per common unit        $       (0.60)        $       (1.14)

Nonrecurring items:
Severance and related costs                      ---         $   3,003,000
Combination-related costs              $         ---         $     670,000


     On September 30, 2004, we acquired through Dorchester Minerals Acquisition LP assets shown on our current balance sheet at $24,324,000 in exchange for 1,200,000 common units of Dorchester Minerals. See Note 1 for additional information.

4. IMPAIRMENT OF OIL AND GAS PROPERTIES: During the second and third quarter of 2003, the Partnership recorded non-cash charges against earnings of $43,804,000. The write-downs represent impairment of assets that results primarily from the difference between the discounted present value of the Partnership's proved natural gas and oil reserves using quarter ended gas and oil prices as compared to the book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules which value significantly exceeded historic book value. The write-downs were a function of such increased value and changes in prevailing oil and gas prices since the consummation of the combination transaction. Cash flow from operations and cash distributions to unitholders were not affected by the write-downs. See Note 1 and Note 3 and Critical Accounting Policies.

5. DISTRIBUTION TO HOLDERS OF COMMON UNITS: Since the Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been:


  Year    Quarter          Record Date         Payment Date           Amount
 ------   ------------     ----------------    -----------------     ---------
  2003    1st (partial)    April 28, 2003      May 8, 2003           $0.206469
  2003    2nd              July 28, 2003       August 7, 2003        $0.458087
  2003    3rd              October 31, 2003    November 10, 2003     $0.422674
  2003    4th              January 26, 2004    February 5, 2004      $0.391066
  2004    1st              April 30, 2004      May 10, 2004          $0.415634
  2004    2nd              July 26, 2004       August 5, 2004        $0.415315
  2004    3rd              October 25, 2004    November 4, 2004      $0.476196

Third quarter 2004 distributions were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. The next cash distribution will be paid by February 15, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that was formed in December 2001 in connection with the combination, which was completed on January 31, 2003, of Dorchester Hugoton, which was a publicly traded Texas limited partnership, and Republic and Spinnaker, both of which were privately held Texas partnerships.

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

     In addition to the Net Profits Interests, we also hold producing and non-producing mineral, royalty, overriding royalty, net profits and leasehold interests, which we acquired as part of the combination upon the mergers of Republic and Spinnaker into our Partnership and by merger of one of our subsidiaries effective September 30. We currently own Royalty Properties in 571 counties and parishes in 25 states.

BASIS OF PRESENTATION

     In the combination completed on January 31, 2003 and accounted for as a purchase, Dorchester Hugoton was designated as the accounting acquiror. Prior to January 31, 2003, our Partnership had no combined operations. IN THESE CIRCUMSTANCES, WE ARE REQUIRED TO PRESENT, DISCUSS AND ANALYZE THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF OUR PARTNERSHIP FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 BY INCLUDING THE FINANCIAL CONDITION AND RESULTS OF DORCHESTER HUGOTON, THE ACCOUNTING ACQUIROR, FOR THE ONE MONTH PERIOD ENDED JANUARY 31, 2003. FOR THE PURPOSES OF THIS PRESENTATION, THE TERM COMBINATION MEANS THE TRANSACTIONS CONSUMMATED IN CONNECTION WITH THE COMBINATION OF THE BUSINESS AND PROPERTIES OF DORCHESTER HUGOTON, REPUBLIC AND SPINNAKER.

     Effective September 30, 2004, the Partnership through Dorchester Minerals Acquisition LP, its wholly owned subsidiary, acquired assets related to oil and gas properties consisting of producing and non-producing perpetual mineral and royalty interests located in 104 counties and parishes in six states. As consideration an aggregate of 1,200,000 common units of Dorchester Minerals, L.P. were issued. Consequently, the Condensed Balance Sheets presented include $23,256,000 in property additions. No income statement impact was recorded during this period.

COMMODITY PRICE RISKS

     Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

RESULTS OF OPERATIONS

  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THREE AND NINE
                        MONTHS ENDED SEPTEMBER 30, 2003

         Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in natural gas and crude oil sales volumes and prices. Our portion of gas and oil sales and weighted average prices were:


                                           Three Months Ended  Nine Months Ended
                                          -------------------- -----------------
                                                          June
                                          September 30,    30,    September 30,
                                          ------------   ------  -------  ------
ACCRUAL BASIS SALES VOLUMES:               2004   2003    2004     2004    2003
                                          -----  -----   ------  -------  ------
Dorchester  Hugoton  Gas Sales  (mmcf)(1)    --     --      --        --     448
Net  Profits Interests Gas Sales(mmcf)    1,343  1,441   1,352     4,042   3,586
Net Profits Interests Oil Sales (mbbls)       2      2       2         6       5
Royalty  Props. Gas Sales(mmcf)             831    897     822     2,541   2,372
Royalty Props. Oil Sales (mbbls              73     83      67       220     224

WEIGHTED AVERAGE SALES PRICE:
Dorchester Hugoton Gas Sales ($/mcf)         --     --       --       --  $ 5.20
Net Profits Interests Gas Sales($/mcf)   $ 5.42   $ 4.94  $ 5.81  $ 5.56  $ 5.55
Net Profits Interests Oil Sales ($/bbl)  $38.14   $29.51  $35.25  $34.16  $29.32
Royalty Properties Gas Sales ($/mcf)     $ 5.89   $ 5.08  $ 5.28  $ 5.40  $ 5.46
Royalty Properties Oil Sales ($/bbl)     $40.10   $28.68  $36.90  $36.17  $28.75

Production Costs Deducted Under
the Net Profits  Interests ($/mcfe)(2)   $ 1.21   $ 1.12  $ 1.23  $ 1.18  $ 1.21
______________________________________
(1) For purposes of comparison the January 2003 Dorchester Hugoton volumes have been reduced to reflect our 96.97% Net Profits Interest in production from the underlying properties.
(2) Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes and prices.

     Oil sales volumes attributable to our Royalty properties during the third quarter decreased 12% from 83,000 bbls during 2003 to 73,000 bbls during 2004 as a result of our receipt of retroactive volume adjustments in the third quarter of 2003. Gas sales volumes attributable to our Royalty Properties during the third quarter decreased 7.4% from 897 mmcf during 2003 to 831 mmcf during 2004.

     Oil sales volumes attributable to our Net Profits Interests during the third quarter were unchanged from 2003. Gas sales volumes attributable to our Net Profits Interests during the third quarter decreased 6.8% from 1,441 mmcf during 2003 to 1,343 mmcf during 2004 due to initial increased production resulting from 2003 start-up of additional field compression on the Oklahoma properties previously owned by Dorchester Hugoton. New activity on the Net Profits Interest properties contributed minor amounts to third quarter 2004 production volumes.

     Weighted average oil sales prices attributable to the Partnership's interest in Royalty Properties increased 39.8% from $28.68 per bbl during the third quarter 2003 to $40.10 per bbl during the third quarter 2004. Similarly, third quarter weighted average Partnership natural gas sales prices from Royalty Properties increased 15.9% from $5.08 per mcf during 2003 to $5.89 per mcf during 2004. Both oil and gas price increases resulted from changing market conditions.

     Third quarter weighted average oil sales prices from the Net Profits Interests' properties increased 29.2% from $29.51 per bbl in 2003 to $38.14 per bbl in 2004. Third quarter weighted average natural gas sales prices from the Net Profits Interests' properties increased 9.7% from $4.94 per mcf in 2003 to $5.42 per mcf in 2004. Such oil and gas price increases are due to changing market conditions.

     Oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests from Republic and Spinnaker are included in our results for the nine month period ended September 30, 2004 and are included for only the eight months ended September 30, 2003. See "Basis of Presentation" and Note 1 of the Notes to the Condensed Financial Statements.

     Weighted average prices for oil and natural gas sales volumes attributable to the Royalty Properties and also to the Net Profits Interests from Republic and Spinnaker are included in our results for the nine months ended
September 30, 2004 and are included for only the eight months ended
September 30, 2003. See "Basis of Presentation" and Note 1 of the Notes to the Condensed Financial Statements.

     Our third quarter net operating revenues increased 15% from $12,548,000 during 2003 to $14,433,000 during 2004 due primarily to increased natural gas prices and crude oil prices. Comparing the nine month periods, net operating revenue rose 9.1% from $37,804,000 during 2003 to $41,254,000 during 2004, primarily as a result of improvement of natural gas and crude oil prices as well as significant lease bonus income. Management cautions the reader in the comparison of results for the nine month periods because operations attributable to properties formerly owned by Republic and Spinnaker are not included for January in the nine-month period ending September 30, 2003. See "Basis of Presentation" and Note 1 of the Notes to the Condensed Financial Statements.

     Costs and expenses during the third quarter of 2004 decreased 77.6% from $29,372,000 during the third quarter of 2003 to $6,590,000. Similarly, costs and expenses during the nine months ended September 30, 2004 of $19,583,000 were 71.9% lower than costs in the nine months ended September 30, 2003 of $69,743,000. Such decrease in costs is primarily due to second and third quarter 2003 non-cash charges against earnings of $43,804,000 representing an impairment of assets during 2003. See Note 4 of the Notes to the Condensed Financial Statements.

     Several categories of costs during the first nine months of 2004 were lower than the first nine months of 2003 due to non-recurring expenses associated with the 2003 liquidation of Dorchester Hugoton. Such 2003 costs are mostly combination and related expenses of $2,907,000, consisting primarily of $2,500,000 in severance payments and related costs. Similarly, management fees in 2003 include a one-time $496,000 charge.

     Other income during the three and nine month period ended September 30 decreased from $138,000 and $268,000, respectively, during 2003 to $50,000 and $181,000, respectively, during the same periods in 2004. Through September 30 we have received partial payments including interest of a legal judgment in the amount $107,000 and accrued an additional $78,000 including interest attributable to the same matter. The first nine months of 2004 include expenses of $87,000 attributable to unsuccessful property acquisition attempts in the first quarter. Note that lease bonus revenue is included in Other net operating revenue and is not reflected as Other income.

     Depletion, depreciation and amortization during the three and nine month period ended September 30 decreased from $6,600,000 and $18,243,000, respectively, during 2003 to $5,103,000 and $15,426,000, respectively, during 2004, primarily as a result of a reduced depletable asset base, mainly due to impairments and prior quarterly depletion. The recent asset acquisition, while included in the current balance sheet, will not be depleted until fourth quarter 2004. Management cautions the reader in the comparison of results for these periods, because operations of the properties formerly owned by Republic and Spinnaker are not included for January in the nine-month period ending
September 30, 2003 and due to the application of purchase accounting methods. See "Basis of Presentation," "Critical Accounting Policies," and Notes 1, 3 and 4 of the Notes to the Condensed Financial Statements.

     We received cash payments in the amount of $931,000 from various sources during the third quarter of 2004 including lease bonus attributable to seven leases and four pooling elections located in ten counties in three states. Each of the leases reflected royalty terms of 25% and lease bonuses ranging up to $500/acre. We retained the option in two of the leases to convert a portion of our royalty interest to a working interest at payout, and in the event subsequent wells are drilled on such lands, we retain the right to participate in each such well with as much as 50% of our original interest. We retained the option in one of the leases which covered multiple tracts to participate for as much as 10% of our original interest in all wells drilled on lands in which we own an interest. This option may be exercised after the initial well on each tract is drilled, logged and the operator thereof recommends attempting a completion. In each instance in which we retain the option to participate, or to convert a portion of our royalty interest to a working interest, we intend to assign that option to the operating partnership subject to our reservation of a 96.97% net profits interest.

     We received division orders for, or otherwise identified 60 new wells completed on our Royalty Properties and Net Profits Interests in 26 counties and parishes in six states during the third quarter of 2004. Selected new wells and the royalty interests owned therein by us and the working interests and net revenue interests owned therein by the operating partnership are summarized in the following table:


                                                                   Test Rates
                                                                     per day
                                                                  ------------
                                                     Ownership
           County/                                  ------------  Gas    Oil
State      Parish     Operator    Well Name         WI(1) NRI(1)  mcf    bbls
------     ---------  ---------  -----------------  ----- -----  ------ ------
Royalty Properties
---------------------
Louisiana  Claiborne  Marathon    Seegers 1-11 Alt     --   8.0%  2,400    140
Texas      Starr      Ascent      Garza-Hitchcock #5   --   2.6%  4,103    110
Texas      Hidalgo    Shell       Woods Christian #45  --   2.7%  7,833    183

Net Profits Interests
---------------------
Oklahoma   Roger Mills Bravo      Perry 1-30          1.5%  1.5%  1,447     22
Oklahoma   Roger Mills JMA        Hutson Farms 1-18   1.6%  1.6%  3,608      9
Oklahoma   Washita     Cimarex    Kamphaus 7-2 BPO(2) 7.0%  8.8%  1,000      0
____________________________________
(1)    WI and NRI mean working interest and net revenue interest, respectively.
(2)    BPO and APO mean before payout and after payout, respectively.

     Third quarter net earnings allocable to common units increased from a $16,261,000 loss during 2003 to $7,682,000 during 2004, due primarily to increased quarterly natural gas and crude oil sales prices and due to the non-cash charge against earnings during 2003. Generally for the same reasons, net earnings allocable to common units during the first nine months of 2004 were $21,295,000 compared to a $30,898,000 loss in the same period in 2003.

     Net cash provided by operating activities increased 11.6% from $11,930,000 during the third quarter 2003 to $13,318,000 during the third quarter 2004, principally due to timing of collection of accounts receivable along with improved oil and natural gas sales prices. Net cash provided by operating activities increased 30.6% from $28,216,000 during the nine months ended September 30, 2003 to $36,836,000 during the nine months ended September 30, 2004 as a result of the combination along with improved oil sales prices. Management cautions the reader in the comparison of results for the nine month periods because operations of the properties formerly owned by Republic and Spinnaker are not included for January in the nine-month period ending September 30, 2003. See "Basis of Presentation" and Notes 1 and 3 of the Notes to the Condensed Financial Statements.

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

EXPENSES AND CAPITAL EXPENDITURES

     During the third quarter 2004, for $200,000, the operating partnership acquired two of fourteen overriding royalty interests in three wells it owns and operates near Guymon, Oklahoma. The overriding royalty interests receive approximately 75% of the working interest and bear 100% of the costs. The operating partnership believes the undeveloped Council Grove formation underlying the existing wells to be excluded from the overriding royalty interests. The operating partnership filed a declaratory judgment in Texas County, Oklahoma seeking a finding on this matter.

     The operating partnership does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone or the Council Grove formation or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton. Successful activities by others in these formations or other developments could prompt a reevaluation of this position. Any such drilling is estimated to cost $250,000 to $300,000 per well. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests. Activities, including legal costs, by the operating partnership influence the amount we receive from the Net Profits Interests. The operating partnership anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton. During the third quarter of 2004, two wells were fracture treated at a cost of $55,000 and $37,000. The wells increased production from 154 to 250 mcf per day and from 107 to 138 mcf per day, respectively.

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

LIQUIDITY AND WORKING CAPITAL

         Cash and cash equivalents totaled $14,450,000 at September 30, 2004 and $10,881,000 at December 31, 2003.

CRITICAL ACCOUNTING POLICIES

     We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquiror of the Republic and Spinnaker assets. Our Partnership's acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton's common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. Our Partnership did not assign any book or market value to unproved properties, including non-producing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter. For 2003, our unamortized costs of oil and gas properties exceeded the ceiling test. As a result, in 2003, our Partnership recorded full cost write-downs of $43,804,000. No additional impairments have been recorded since the quarter ended September 30, 2003.

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

                                     PART II

Item 1.  LEGAL PROCEEDINGS
                  None.
Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                  None.
Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  None.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.
Item 5.  OTHER INFORMATION
                  None.
Item 6.  EXHIBITS

             Exhibits: See the attached Index to Exhibits.



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

                                 DORCHESTER MINERALS, L.P.

                                 By:      Dorchester Minerals Management LP
                                          its General Partner,

                                 By: Dorchester Minerals Management GP LLC, its General Partner

                                 /s/ William Casey McManemin
                                ------------------------------------------------
                                     William Casey McManemin
Date: November 5, 2004               Chief Executive Officer


                                 /s/ H.C. Allen, Jr.
                                ------------------------------------------------
                                     H.C. Allen, Jr.
Date: November 5, 2004               Chief Financial Officer

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

3.7 Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals' Registration Statement on Form S-4, Registration Number 333-88282)

3.8 Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals' Registration Statement on Form S-4, Registration Number 333-88282)

3.9 Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals' Registration Statement on Form S-4, Registration Number 333-88282)

3.10 Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP. (incorporated by reference to Exhibit 3.10 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.11 Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.12 Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.13 Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.14 Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.15      Certificate of Limited Partnership for Dorchester Minerals
          Acquisition LP

3.16      Agreement of Limited Partnership of Dorchester Minerals
          Acquisition LP

3.17      Certificate of Incorporation of Dorchester Minerals
          Acquisition GP, Inc.

3.18      Bylaws of Dorchester Minerals Acquisition GP, Inc.

10.1 Agreement and Plan of Merger among Dorchester Minerals, L.P., Dorchester Minerals Acquisition LP and Bradley Royalty Partners LLC dated September 24, 2004

10.2      Form of Registration Rights Agreement dated September 30, 2004

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