Form 10-K
period 2004-12-31
DORCHESTER MINERALS LP
filed 2005-03-08
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-0551518
(State of incorporation)	(I.R.S. employer identification number)

3838 Oak Lawn Avenue, Suite 300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was $268,449,192.90 as of June 30, 2004, based on $19.02 per unit, the closing price of the common units as reported on the NASDAQ National Market on such date.

Number of Common Units outstanding as of March 8, 2005: 28,240,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2005 Annual Meeting of Unitholders to be held on May 4, 2005, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2004.

PART I.

ITEM 1.    BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003 upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership and Republic and Spinnaker were private Texas limited partnerships. Our common units are listed on the NASDAQ National Market. Effective March 1, 2005, American Stock Transfer & Trust Company assumed the duties of our Registrar and Transfer Agent. Their address is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, and their telephone number is (800) 937-5449. Our executive offices are located at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, 75219-4541 and our telephone number is (214) 559-0300. We do not have an Internet website. We will provide electronic or paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission, free of charge upon written request to us at our executive offices. In this report, the term “Partnership”, as well as the terms “us,” “our,” “we,” and “its,” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

Our general partner is Dorchester Minerals Management LP, which is managed by its general partner, Dorchester Minerals Management GP LLC. As a result, the Board of Managers of Dorchester Minerals Management GP LLC exercises effective control of our Partnership. In this report, the term “general partner” is used as an abbreviated reference to Dorchester Minerals Management LP. Our general partner also controls and owns, directly and indirectly, all of the partnership interests in Dorchester Minerals Operating LP and its general partner, Dorchester Minerals Operating GP LLC. Dorchester Minerals Operating LP owns working interests and other properties underlying our Net Profits Interests, provides day-to-day operational and administrative services to us and our general partner and is the employer of all of the employees who perform such services. In this report, the term “operating partnership” is used as an abbreviated reference to Dorchester Minerals Operating LP. Our wholly owned subsidiary, Dorchester Minerals Acquisition LP has been and may continue to be used as a vehicle through which we may acquire oil and gas properties.

Our general partner and the operating partnership are Delaware limited partnerships and the general partner of our general partner and Dorchester Minerals Operating GP LLC are Delaware limited liability companies. These entities and our Partnership were initially formed in December 2001 in connection with the combination that occurred on January 31, 2003. Dorchester Minerals Acquisition LP is an Oklahoma limited partnership and Dorchester Minerals Acquisition GP, Inc. is an Oklahoma corporation that serves as its general partner. Both were formed in September 2004 in connection with an acquisition of oil and gas properties that was consummated on September 30, 2004.

Our business may be described as the acquisition, ownership and administration of Net Profits Interests and Royalty Properties. The Net Profits Interests represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 585 counties and parishes in 25 states.

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

Basis of Presentation

Prior to January 31, 2003 we had no operations. The combination transaction consummated on that date among Dorchester Hugoton, Republic and Spinnaker was treated as a purchase by Dorchester Hugoton for accounting purposes. In these circumstances, the financial condition, portions of the business and properties information, and the results of operations are required to be presented for the deemed accounting acquiror, Dorchester Hugoton, for all years ended on or before December 31, 2002. Our Partnership’s financial condition, portions of the business and properties information and the results of operations for the twelve-month period ended December 31, 2003 are required to consist of the one-month period ended January 31, 2003 for Dorchester Hugoton and the eleven-month period ended December 31, 2003 for our Partnership. Consequently, only the twelve month period ending December 31, 2004 contains exclusively Partnership information. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

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

The transportation of natural gas after sale by operators of our properties is sometimes subject to regulation by state authorities. The interstate transportation of natural gas is subject to federal governmental regulation, including regulation of tariffs and various other matters, by the Federal Energy Regulatory Commission.

Customers and Pricing

The pricing of oil and natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and operational control over the volumes of oil and natural gas produced and sold.

The operating partnership sells most of its natural gas production to Williams Power Company, Inc. on a daily market price basis through October 2005. The Williams Companies, Inc. has withdrawn previously announced plans to reduce its commitment to Williams Power, either through the sale of all or a portion of its assets or by entering into a joint venture with a third party. Regardless, the operating partnership frequently reviews alternative gas purchasers. We believe that the loss of Williams Power by the operating partnership or the loss of any single customer would not have a material adverse effect on the results of our operations.

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

On September 30, 2004, we acquired producing and nonproducing mineral, royalty and overriding royalty interests located in 104 counties and parishes in six states in exchange for total consideration of 1,200,000 of our common units. The transaction was structured as a merger between the seller and our wholly owned subsidiary, Dorchester Minerals Acquisition LP.

We acquired minor mineral and leasehold interests located in Steuben County, New York and Hidalgo County, Texas during 2004.

Competition

The energy industry in which we compete is subject to intense competition among many companies, both larger and smaller than we are, many of which have financial and other resources greater than we have.

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

Employees

As of February 28, 2005, the operating partnership had 16 full-time employees in our Dallas, Texas office and nine full-time employees in field locations.

ITEM 2.    PROPERTIES

Facilities

In October 2004, we combined our Dallas and Garland, Texas Partnership offices into a new location in Dallas consisting of 11,847 square feet of office space. The operating partnership owns a field office in Hooker, Oklahoma and leases part of an office in Amarillo, Texas.

Properties

Our Partnership owns two categories of properties, the Net Profits Interests and the Royalty Properties.

Net Profits Interests

We own net profits overriding royalty interests (referred to as the Net Profits Interests) in various properties owned by the operating partnership. All of the properties formerly owned by Dorchester Hugoton and various mineral, royalty and working interests formerly owned by Republic and Spinnaker were conveyed to the operating partnership subject to a Net Profits Interest upon our formation. We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event costs exceed revenues in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and carried over and reflected in the following month’s calculation of net profit.

In accordance with our partnership agreement we have the continuing right to create additional Net Profits interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interest identical to the Net Profits Interests created upon our formation. One such interest was created in each of calendar years 2003 and 2004 by transferring various properties formerly owned by Republic and Spinnaker to the operating partnership subject to a Net Profits Interest. These interests were subsequently combined effective December 31, 2004 and we refer to it as the 2003/2004 NPI. As of December 31, 2004 cumulative costs and expenses attributable to the 2003/2004 NPI exceeded cumulative revenues by $673,884, an amount which we refer to as the 2003/2004 NPI deficit. Our financial statements do not reflect activity attributable to properties subject to a Net Profits Interest that is in a deficit status. Consequently, revenues, expenses and oil and gas reserves set forth herein do not reflect amounts attributable to the 2003/2004 NPI properties, but information concerning acreage owned and drilling activity thereon do reflect amounts attributable to these properties.

Acreage Summary

The following tables set forth as of December 31, 2004 information concerning properties owned by the operating partnership and subject to the Net Profits Interests. Acreage amounts listed under Leasehold reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under Mineral reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership’s interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Leasehold	Total
Number of States	10	1	4	11
Number of Counties/Parishes	34	1	5	38
Gross Acres	41,710	640	87,847	130,197
Net Acres (where applicable)	4,225	—	81,165	85,390

The following table reflects the states in which the acreage amounts listed above are located.

	Leasehold		Mineral/Royalty		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	79,861	74,031	8,369	417	88,230	74,448
Kansas	7,035	7,035	640	20	7,675	7,055
All Others.	951	99	33,341	3,788	34,292	3,887

Totals	87,847	81,165	42,350	4,225	130,197	85,390

The operating partnership owns working interests below the currently producing horizons in 47,360 gross/46,960 net acres in Texas County, Oklahoma. The operating partnership has from time to time farmed out its leasehold interests in portions of these lands, reserving an overriding royalty interest therein, and will consider additional exploration or development of these lands as circumstances warrant.

Drilling Activity

During 2004, the operating partnership participated as a working interest or unleased mineral interest owner in 25 wells located on lands subject to the Net Profits Interest. These wells were located in five counties in two states. As of December 31, 2004, 17 of these wells had been completed as producing oil or natural gas wells, three were deemed to be dry holes and five were in various stages of drilling or completion operations. In addition, six wells that were drilling as of December 31, 2003 were completed as producing oil or natural gas wells during 2004. Selected new wells drilled in 2004 and the working and net revenue interests owned therein by the operating partnership are summarized in the following table:

				Ownership			Test Rates
State	County/Parish	Operator	Well Name	WI(1)	NRI(1)		Gas, mcf	Oil, bbls
Montana	Richland	Headington	Childers 34X-2	2.0%	1.4%		—	451
Oklahoma	Roger Mills	Chesapeake	Davis 1-30	1.5%	1.5%		5,600	—
Oklahoma	Roger Mills	Chesapeake	Fowler 1-6	1.5%	1.5%		1,500	—
Oklahoma	Roger Mills	Chesapeake	Fowler 2-6	1.5%	1.5%		2,500	—
Oklahoma	Roger Mills	JMA	Hutson Farms 1-18	1.6%	1.6%		3,608	9
Oklahoma	Roger Mills	Chesapeake	Perry 1-30	1.5%	1.5%		1,447	22
Oklahoma	Washita	Cimarex	Green 3-2 BPO (2) Green 3-2 APO (2)	— 3.5%	3.5 4.8	% %	6,535 —	417 —
Oklahoma	Washita	Cimarex	Sullivan 6-2 BPO (2)	7.0%	8.8%		3,198	200
			Sullivan 6-2 APO (2)	8.8%	9.4%		—	—

(1)	WI and NRI mean working interest and net revenue interest, respectively.
(2)	BPO and APO mean before payout and after payout, respectively.

Costs Incurred

The following table sets forth information regarding 100% of the costs incurred on a cash basis by the operating partnership during the periods indicated in connection with the properties underlying the Net Profits Interests.

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Acquisition costs (1)	$213	$3	$148
Development costs (1) (2)	1,038	1,393	21

	$1,251	$1,396	$169

(1)	Information prior to January 31, 2003 attributable to properties formerly owned by Republic and Spinnaker is excluded. We believe the exclusion of this information is immaterial.
(2)	The years ended December 31, 2003 and 2004 include $336,000 and $875,000 respectively attributable to the 2003/2004 NPI.

Productive Well Summary

The following table sets forth as of December 31, 2004 the combined number of producing wells on the properties subject to the Net Profits Interests. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units (1)
Location	Gross	Net
Oklahoma	160	116.0
Kansas	20	20.0
All others	93	5.6

Total	273	141.6

(1)	Multiple well units operated by someone other than the operating partnership and in which we own net profits interests are included as one gross well.

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests in properties located in 585 counties and parishes in 25 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third party subscription services. Consequently, the exact number of wells producing from, or drilling on the Royalty Properties is not determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth as of December 31, 2004 a summary of our gross and net, where applicable, acres of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	17	18	8	25
Number of Counties/Parishes	463	190	140	35	563
Gross	2,117,300	551,876	228,683	35,398	2,933,257
Net (where applicable)	338,087	—	—	—	338,087

Our net interest in production from royalty, overriding royalty and leasehold interests is based on lease royalty and other third party contractual terms which vary from property to property. Consequently, net acreage ownership in these categories is not determinable. Our net interest in production from properties in which we own a royalty or overriding royalty interest may be affected by terms negotiated by the mineral interest owners in such tracts and their lessees. Our interest in the majority of these properties is perpetual in nature. However, a minor portion of the properties are subject to terms and conditions pursuant to which a portion of our interest may terminate upon cessation of production.

The following table sets forth as of December 31, 2004 the combined summary of total gross and net (where applicable) acres of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located. However, acreage attributable to recent acquisitions is not reflected in this table as such information is not readily determinable.

State	Gross	Net	State	Gross	Net
Alabama	106,074	7,797	Missouri	334	43
Arkansas	47,111	15,233	Montana	282,071	62,632
California	924	162	Nebraska	3,360	257
Colorado	22,880	1,424	New Mexico	32,947	2,002
Florida	88,832	24,249	New York	23,077	18,440
Georgia	3,676	1,024	North Dakota	293,614	37,201
Illinois	4,480	761	Oklahoma	204,210	14,776
Indiana	303	113	Pennsylvania	9,511	4,653
Kansas	9,074	1,334	South Dakota	14,408	1,266
Kentucky	1,995	553	Texas	1,510,821	130,113
Louisiana	112,657	1,677	Utah	5,937	200
Michigan	54,367	2,623	Wyoming	28,448	1,137
Mississippi	72,036	8,417

Leasing Activity

We received cash payments in the amount of $1,909,555 from various sources during 2004, including lease bonus attributable to 34 leases and seven forced pooling elections of our interests in lands located in 26 counties and parishes in five states. These leases reflected bonus payments ranging up to $500/acre and initial royalty terms ranging from 20% to 25%. Many of these leases contained provisions providing for optional working interest participation in subsequent wells, back-in working interests after payout or escalating royalty terms. These cash payments are reflected in our financial statements in various categories including, but not limited to, lease bonus, other operating revenue, investment income, and other income.

We received cash payments in the amount of $154,637 from various sources during the fourth quarter of 2004, including lease bonus attributable to five leases and two forced pooling elections of our interests in lands located in six counties and parishes in three states. These leases reflected bonus payments ranging up to $300/acre and initial royalty terms of 25%. These cash payments are reflected in our financial statements in various categories including, but not limited to, lease bonus, other operating revenue, investment income, and other income.

The following table sets forth a summary of leases consummated during 2002 through 2004 giving effect to the combination and assuming the consummation of the combination on January 1 of each year prior to 2004.

	2004	2003	2002
Consummated Leases
Number	34	27	25
Number of States	5	8	4
Number of Counties	26	20	14
Average Royalty	24.0%	23.2%	24.2%
Average Bonus, $/acre	$256	$96	$49
Total Lease Bonus	$1,620,652	$251,996	$29,976
Other Land Revenue	288,903	374,297	454,797

Total Land Revenue	$1,909,555	$626,293	$484,773

Consummated leases listed above reflect negotiated transactions and exclude forced pooling elections.

Other Land Revenue includes gas storage, shut-in and delay rental payments, surface use agreements, litigation judgments and settlement proceeds, proceeds of royalty payment audits and other sources. These cash payments are reflected in our financial statements in various categories including, but not limited to, lease bonus, other operating revenue, investment income, and other income.

Drilling Activity

We received division orders for, or otherwise identified 196 new wells completed on our Royalty Properties and Net Profits Interests in 47 counties and parishes in 11 states during 2004. We received division orders for, or otherwise identified 49 new wells completed on our Royalty Properties and Net Profits Interests in 18 counties and parishes in seven states during the fourth quarter of 2004. Selected new wells and the net revenue interest (NRI) owned therein by us are summarized in the following table.

				Ownership	Test Rates
State	County/Parish	Operator	Well Name	NRI	Gas, mcf	Oil, bbls
Alabama	Conecuh	Midroc	Sanders 23-1	3.1%	236	258
Alabama	Conecuh	Midroc	Price 14-12	6.3%	354	291
Arkansas	Logan	Houston Exploration	Glover GU 8-17	1.4%	2,380	—
Arkansas	Sebastian	Hanna	KMW #2	0.6%	11,900	—
Colorado	Weld	Patina	Ruff C-8	10.0%	186	24
Louisiana	Bienville	Will-Drill	La. Minerals 9-1	1.4%	1,225	30
Louisiana	Claiborne	Marathon	Seegers 1-11 Alt	8.0%	2,400	140
Oklahoma	Roger Mills	Cimarex	Smith 3-5	1.9%	6,979	—
Oklahoma	Roger Mills	Key	Roark 6-12	2.3%	1,319	—
Texas	Austin	Jamex	England-Virnau No. 2	1.0%	2,668	14
Texas	Brooks	Exxon	State-Marshall 53	1.6%	790	312
Texas	Brooks	Westport	Garcia Gas Unit 2-2	3.0%	2,584	156
Texas	Hidalgo	Shell	Woods Christian 44	2.8%	6,687	54
Texas	Hidalgo	Shell	Woods Christian 45	2.7%	7,833	183
Texas	Shelby	Key	Armstreet 1	1.1%	1,750	—
Texas	Starr	Ascent	Garza-Hitchcock #5	2.6%	4,103	110

Additional information concerning selected recent activity is summarized below:

Unnamed Field in South Texas—Three wells have been drilled and a fourth is drilling on lands located in South Texas in which we own a mineral interest. The first well flowed at rates of 235 barrels of oil and 9,696 mcf of gas per day in late December 2004. The second well flowed at rates of 214 barrels of oil and 7,860 mcf of gas per day in February 2005. As of March 1, 2005 the third well was waiting on completion operations and the fourth well was drilling at a depth of 7,900 feet to a permitted depth of 11,000 feet. Our estimated proved reserves as of December 31, 2004 reflect our 5.12% net revenue interest share of estimated gross ultimate reserves of 3.3 bcf and 74,681 barrels attributable to this property. We did not receive any revenue attributable to this property during 2004. We have omitted the identity of the operator, well name and location of this property due to confidentiality restrictions. We will disclose more information about this property as it becomes available in the public domain.

Little Cedar Creek Fieldwide Unit, Conecuh County, Alabama—Midroc Operating, Inc. completed two wells in 2004 as described in the table above. These wells and other lands in which we own royalty interests were combined with other lands to form a fieldwide unit effective as of January 1, 2005. During unitization hearings, the operator submitted technical testimony to the State Oil and Gas Board of Alabama wherein gross ultimate primary and secondary reserves attributable to the unit was estimated to be 11,100,000 barrels of oil. Our estimated proved reserves as of December 31, 2004 reflect our 1.28% net revenue interest share of estimated gross ultimate reserves of 2,300,000 barrels attributable to the unit. We received $55,000 attributable to production from this property during 2004.

Canute North Field, Custer County, Oklahoma—The Key Production Company (Cimarex) Kephart 3-33 well flowed at rates of 4,898 mcf of gas and 21 barrels of oil per day on November 4, 2004. As of March 1, 2005 one additional well was drilling on this 640 acre unit to a proposed total depth of 15,500 feet. Our estimated proved reserves as of December 31, 2004 reflect our 5.35% net revenue interest share of estimated gross ultimate reserves of 4.0 bcf of gas and 12,214 barrels of oil attributable to this property. We did not receive any revenue attributable to this property during 2004.

Brookeland (Austin Chalk) Field, Tyler County, Texas—The Anadarko Wheat Mineral Trust Unit No. 1 well flowed at rates of 2,752 barrels of oil and 11,812 mcf of gas per day on January 28, 2005. As of March 1, 2005, the Anadarko Wheat Mineral Trust Unit No. 2 well was drilling at a depth of 14,001 feet to a permitted depth of 13,600 feet. No reserves were assigned to our 1.09% net revenue interest in this property as of December 31, 2004. We did not receive any revenue attributable to this property during 2004.

Oil and Natural Gas Reserves

The following table reflects the Partnership’s proved developed and total proved reserves, future net revenues and SEC PV-10 as of December 31, 2003 and December 31, 2004. The table also reflects this information on a pro-forma basis as of December 31, 2002 assuming the January 31, 2003 combination transaction occurred on December 31, 2002. The reserves and future net revenues are based on the reports of the independent petroleum engineering consulting firms of Calhoun, Blair & Associates as to the Net Profits Interests and Huddleston & Co., Inc. as to the Royalty Properties. Other than those filed with the SEC, our estimated proved reserves have not been filed with or included in any reports to any federal agency.

	2004 (Actual)			2003 (Actual)			2002 (Pro Forma)
	Net Profits Interest (1)	Royalty Properties	Total	Net Profits Interest (1)	Royalty Properties	Total	Net Profits Interest (1)	Royalty Properties	Total
Proved reserves
Natural gas (mmcf)(2)	39,833	29,626	69,459	41,773	28,354	70,127	42,200	30,935	73,135
Oil (mbbls)(3)	44	3,893	3,937	47	3,722	3,769	—	4,061	4,061
Future net revenues ($, in thousands)(4)	$155,933	$295,326	$451,259	$156,496	$252,464	$408,960	$124,821	$243,950	$368,771
SEC PV-10 (4) ($, in thousands) .	$105,693	$148,894	$254,587	$105,477	$128,345	$233,822	$86,991	$124,525	$211,516

(1)	Reserves, revenues and present values reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Total proved reserves include 583 mmcf, 582 mmcf and 1,285 mmcf of proved undeveloped gas reserves attributable to the Royalty Properties at December 31, 2004, 2003 and 2002, respectively.
(3)	Total proved reserves include 2 mbbls, 2 mbbls and 1 mbbl of proved undeveloped oil reserves attributable to the Royalty Properties at December 31, 2004, 2003 and 2002, respectively.
(4)	We do not reflect a federal income tax provision since our partners will include the income of our Partnership in their respective federal income tax returns.

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

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration

and Production, Inc. Dorchester Minerals Operating LP, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The suit is currently pending in the District Court of Texas County, Oklahoma and discovery is underway by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs’ claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, violation of irrigation gas contracts, underpayment of royalties, a request for accounting, and fraud. Plaintiffs also seek certification of class action against defendants. In July 2002, the defendants were granted a motion for summary judgment removing RRNGR as a plaintiff. On October 1, 2004, the plaintiffs severed claims against Dorchester Minerals Operating LP regarding royalty underpayments. Dorchester Minerals Operating LP believes plaintiffs’ claims, including severed claims, are completely without merit. Based upon past measurements of such domestic gas usage, Dorchester Minerals Operating LP believes the domestic gas damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

The Partnership and Dorchester Minerals Operating LP are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

ITEM 4.    SUBMISSION OF A MATTER TO A VOTE OF UNITHOLDERS

No matters were submitted to a vote of unitholders during the fourth quarter of the year ended December 31, 2004.

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

	2004		2003
	High	Low	High	Low
First Quarter*	$20.150	$17.010	$17.000	$12.550
Second Quarter	$20.570	$16.940	$19.539	$14.250
Third Quarter	$20.530	$17.780	$18.400	$16.700
Fourth Quarter	$24.940	$20.200	$20.050	$16.390

*	First Quarter 2003 begins February 3, 2003

As of December 31, 2004, there were 5,491 common unitholders.

Beginning with the quarter ended March 31, 2003, as required by our partnership agreement, we distributed and will continue to distribute, on a quarterly basis, within 45 days of the end of the quarter, all of our available cash. Available cash generally means, all cash and cash equivalents on hand at the end of that quarter, less any amount of cash reserves that our general partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable law or agreements or obligations to which we may be subject. Due to the timing of our receipt of production revenues, our initial quarterly distribution in 2003 generally reflected two months of production from the Royalty Properties and one month of production from the properties underlying the Net Profits Interests, rather than three months of production from both. This was a one-time occurrence associated with the creation of the Net Profits Interests and the delay in our receipt of revenue, as well as the January 31, 2003 closing date of the combination. In addition, our 2003 initial quarterly distribution reflected payment of costs and expenses for which we were responsible in connection with the combination, such as NASDAQ listing fees, director and officer insurance premiums, recording and filing fees and legal expenses.

Since our Partnership’s combination on January 31, 2003, unitholder cash distributions per common unit have been:

Year	Quarter	Record Date	Payment Date	Per Unit Amount
2003	1st (partial)	April 28, 2003	May 8, 2003	$0.206469
2003	2nd	July 28, 2003	August 7, 2003	$0.458087
2003	3rd	October 31, 2003	November 10, 2003	$0.422674
2003	4th	January 26, 2004	February 5, 2004	$0.391066
2004	1st	April 30, 2004	May 10, 2004	$0.415634
2004	2nd	July 26, 2004	August 5, 2004	$0.415315
2004	3rd	October 25, 2004	November 4, 2004	$0.476196
2004	4th	February 1, 2005	February 11, 2005	$0.426076

Third and fourth quarter 2004 distributions were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units.

The partnership agreement requires the next cash distribution to be paid by May 15, 2005.

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

ITEM 6.    SELECTED FINANCIAL DATA

The combination of Republic, Spinnaker and Dorchester Hugoton on January 31, 2003 was accounted for as a purchase and Dorchester Hugoton was designated as the accounting acquirer in connection with the combination. Prior to January 31, 2003, our Partnership had no combined operations. As a result, the following table sets forth a summary of historical selected financial and operating data for Dorchester Hugoton for 2000 through 2002, and certain pro forma operating data assuming the combination occurred on January 1, 2002. As required, the data presented for fiscal year ended December 31, 2003 consists of 11 months of our Partnership’s results and January 2003 results for Dorchester Hugoton. The year ended December 31, 2004 is exclusively our

Partnership data. This table should be read in conjunction with the financial statements and related notes included elsewhere in this document. All of the historical data presented prior to 2003 has been derived from the audited financial statements of Dorchester Hugoton and does not contain any information with respect to Republic or Spinnaker, or our Partnership, pre-combination.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2003	2002	2004	2003	2002	2001	2000
	Pro Forma		Historic
Total operating revenues	$51,113	$37,547	$56,767	$49,224	$18,738	$26,779	$25,182
Depreciation, depletion and amortization	$25,390	$25,844	$20,795	$23,639	$2,130	$2,105	$1,783
Impairment	$43,804	—	—	$43,804	—	—	—
Net earnings (loss)	$(26,976)	$6,524	$30,076	$(26,827)	$12,963	$18,351	$17,962
Net earnings (loss) per unit	$(0.97)	$0.24	$1.07	$(1.02)	$1.19	$1.69	$1.66
Cash distributions (1)			$47,701	$50,798	$8,791	$13,349	$9,768
Cash distributions per unit (1)			$1.70	$1.94	$0.81	$1.23	$0.90
Total assets			$206,173	$198,951	$40,103	$41,454	$38,709
Long-term debt, including current portion			—	—	—	—	100
Total liabilities			$1,035	$512	$1,233	$4,118	$5,779
Partners’ equity			$205,138	$198,439	$38,870	$37,336	$32,930

(1)	Because of depletion (which is usually higher in the early years of production), a portion of every distribution of revenues from properties represents a return of a limited partner’s original investment. Until a limited partner receives cash distributions equal to his original investment, in certain circumstances, 100% of such distributions may be deemed to be a return of capital. Cash distributions for 2003 include Dorchester Hugoton’s liquidating distribution declared in January 2003. Cash distributions for 2003 and 2004 exclude the fourth quarter distribution declared in January 2004 and 2005 and paid in February 2004 and 2005. Cash distributions for 2004 include the 2003 fourth quarter distribution.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

In the combination completed on January 31, 2003 and accounted for as a purchase, Dorchester Hugoton was designated as the accounting acquiror. Prior to January 31, 2003, our Partnership had no combined operations. In these circumstances, we are required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquiror, for the year ended December 31, 2002 and the financial condition and results of operations of our Partnership for the year ended December 31, 2003, which includes the results of operations for Dorchester Hugoton for the one month period ended January 31, 2003 and the financial condition and results of operations for our Partnership for the eleven month period ended December 31, 2003. Information for the year ended December 31, 2004 is exclusively our Partnership. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

Critical Accounting Policies

We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquiror of the Republic and Spinnaker assets. Our Partnership’s acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton’s common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. Our Partnership did not assign any book or market value to unproved properties, including non-producing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter. For 2003, our unamortized costs of oil and gas properties exceeded the ceiling test. As a result, in 2003, our Partnership recorded full cost write-downs of $43,804,000. No additional impairments have been recorded since the quarter ended September 30, 2003.

The discounted present value of our proved oil and gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas or crude oil reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to earnings. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

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

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Dorchester Minerals adopted SFAS No. 143 on January 1, 2003. Based on the nature of our ownership in net profits interests properties we evaluated our obligations under SFAS No. 143 each period and determined that we have no material obligation required to be recorded.

The FASB’s Emerging Issues Task Force (EITF) reached a consensus that mineral rights are tangible assets in EITF Issue 04-2, “Whether Mineral Assets Are Tangible or Intangible Assets.” The FASB ratified the EITF consensus, subject to amendment of SFAS No. 141 and No. 142 through a FASB Staff Position (FSP). Therefore, no changes would be required in the way the Partnership classifies its mineral rights.

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,376,000	$238,000	$417,000	$441,000	$1,280,000

Results of Operations

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the Net Profits Interests calculation. Our portion of oil and gas sales volumes and weighted average sales prices are shown in the following table. The portion of the sales volumes from the properties formerly owned by Dorchester Hugoton is not comparable to production volumes from the same properties in Note 8 of the Notes to Financial Statements because of fuel, shrinkage and pipeline loss.

	Years Ended December 31,
	2004	2003	2002
Sales Volumes:
Dorchester Hugoton Gas Sales (mmcf) (1)	—	448	5,540
Net Profits Interests Gas Sales (mmcf)	5,351	5,001	—
Net Profits Interests Oil Sales (mbbls)	8	7	—
Royalty Properties Gas Sales (mmcf)	3,469	3,288	—
Royalty Properties Oil Sales (mbbls)	299	297	—

Weighted Averages Sales Price:
Dorchester Hugoton Gas Sales ($/mcf)	—	$5.20	$3.26
Net Profits Interests Gas Sales ($/mcf)	$5.67	$5.36	—
Net Profits Interests Oil Sales ($/bbl)	$37.51	$28.74	—
Royalty Properties Gas Sales ($/mcf)	$5.56	$5.11	—
Royalty Properties Oil Sales ($/bbls)	$38.44	$28.63	—
Production Costs Deducted
Under the Net Profits Interests ($/mcfe) (2)	$1.20	$1.17	$0.95

(1)	For purposes of comparison both the January 2003 and all 2002 Dorchester Hugoton volumes have been reduced to reflect our 96.97% Net Profits Interests in production from the underlying properties.
(2)	Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

Comparison of the twelve-month periods ended December 31, 2004, 2003 and 2002

Natural gas sales volumes attributable to the former Dorchester Hugoton properties underlying our Net Profits Interests declined 2.9% from 5,272 mmcf during 2003 to 5,117 mmcf during 2004 and 4.8% from 5,540 mmcf during 2002 to 5,272 mmcf during 2003. Such declines result from natural reservoir depletion partially offset by increased production resulting from gas compression installed during the second and third quarters of 2003.

Oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests in properties formerly owned by Republic and Spinnaker prior to February 2003 are not included in the table above. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements. As a result, direct comparison of 2003/2004 volumes is not accurate. Assuming average monthly volumes for the 11 months of results for 2003 are representative of the full year of production, management estimates the 2004 aggregate gas sales volumes from these properties are 2% lower than 2003 and the 2004 aggregate crude oil volumes are 8% lower than 2003. These declines reflect normal reservoir depletion, partially offset by the effects of new drilling activity and properties acquired at the end of the third quarter of 2004.

The weighted average sales price for natural gas production from the former Dorchester Hugoton properties underlying our Net Profits Interests increased 6.0% from $5.37 per mcf during the year 2003 to $5.69 per mcf during the year 2004 as a result of changing market conditions and increased 64.7% from $3.26 per mcf during the year 2002 to $5.37 per mcf during the year 2003 as a result of changing market conditions.

Weighted average oil and natural gas sales prices attributable to the Royalty Properties and oil and natural gas sales prices attributable to the Net Profits Interests in properties formerly owned by Republic and Spinnaker prior to February 2003 are not included in the table above. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements. Management estimates the 2003 weighted average oil and natural gas sales prices from these properties would not change significantly by inclusion of January 2003. Consequently, Net Profits Interests oil pricing increased approximately 31% and Royalty oil pricing increased approximately 34% from 2003 to 2004. Similarly Net Profits Interests gas pricing increased approximately 6% and Royalty gas pricing increased approximately 9% from 2003 to 2004.

Our 2004 operating revenues increased 15.3% from $49,224,000 during 2003 to $56,767,000 primarily as a result of increased oil and natural gas prices. Our 2003 operating revenues increased 162.7% from $18,738,000 during 2002 to $49,224,000 primarily as a result of increased natural gas prices combined with the effects of the combination. Management cautions the reader in the comparison of results for these periods because revenues attributable to properties formerly owned by Republic and Spinnaker are not included in the periods prior to February 2003. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

During 2004, several categories of costs were lower than in 2003 as a result of non-recurring expenses associated with the 2003 liquidation of Dorchester Hugoton. Such comparisons include no combination and related expenses in 2004 compared with $3,080,000 primarily as a result of approximately $2,500,000 in severance payments and related costs. Similarly, management fees in 2003 include a one-time $496,000 charge. For the same reasons, during 2003, several categories of costs were higher than in 2002. Such comparisons include combination and related expenses which increased from $736,000 in 2002 to $3,080,000 in 2003. Also, general and administrative costs including tax and regulatory expenses increased from $921,000 in 2002 to $2,988,000 in 2003 primarily as a result of $445,000 in insurance premiums for Dorchester Hugoton officers and directors continuation coverage and the costs of office facilities and personnel resulting from the combination with Republic and Spinnaker. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements. General and administrative costs, including tax and regulatory expenses, increased from $2,988,000 in 2003 to $3,613,000 in 2004 primarily because of approximately $280,000 of increased compliance costs related to Sarbanes Oxley 404 internal controls over financial reporting, approximately $300,000 in increased costs related to additional personnel and other employee expenses, approximately $125,000 increase related to office relocation, approximately $170,000 increase due to a one-time production tax deposit by the operating partnership, partially offset by one-time expenses incurred in 2003. The October 2004 combination of the previous Dallas and Garland, Texas offices into one Dallas office is not expected to result in a material change in office rental costs.

Depletion, depreciation and amortization decreased from $23,639,000 in 2003 to $20,795,000 in 2004 primarily as a result of a lower depreciable base due to effects of previous depreciation and impairment of assets during 2003. Depletion, depreciation and amortization increased from $2,130,000 in 2002 to $23,639,000 in 2003 primarily as a result of the effects of a higher depreciable base due to the effects of purchase accounting rules required for the combination. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included in the periods prior to February 2003. See “—Basis of Presentation,” and Note 1 of the Notes to Financial Statements.

During 2003, our Partnership recorded non-cash charges against earnings totaling $43,804,000. The write-down represents an impairment of oil and gas properties that resulted primarily from the difference, after accumulated depletion and prior write-downs, between the discounted present value of our Partnership’s proved oil and natural gas reserves using the quarter ending oil and gas prices as compared to the initial book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules, which value significantly exceeded historic book value. The write-down is a function of such increased initial book value, accumulated depletion and prior write-downs, and changes in prevailing oil and gas prices since the combination transaction. Cash flow from operations and cash distributions to unitholders are not affected by the write-down. See Notes 1 and 6 of the Notes to Financial Statements and “—Critical Accounting Policies.” Considering the impairment (asset write-down) representing the non-cash charge to earnings, 2004 net earnings increased from a loss of $26,827,000 during 2003 to $30,076,000 during 2004. Similarly, net earnings decreased from $12,963,000 in 2002 to the 2003 loss of $26,827,000. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for the periods prior to February 2003. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

Net cash provided by operating activities increased 26.2% from $38,522,000 during 2003 to $48,679,000 during 2004 due primarily to the effects of increased oil and natural gas prices compared to the same periods of 2003. Net cash provided by operating activities increased 216% from $12,174,000 during 2002 to $38,522,000 during 2003 due primarily to the effects of the combination as well as increased natural gas prices compared to the same periods of 2002. Management cautions the reader in the comparison of results for these periods because operations of the properties formerly owned by Republic and Spinnaker are not included for the periods prior to February 2003. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas prices and sales volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See “Market for Registrant’s Common Equity and Related Unitholder Matters” for the amounts and dates of cash distributions to our unitholders.

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

Expenses and Capital Expenditures

The operating partnership does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone or the Council Grove formations or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton. Successful activities by others in these formations or other developments could prompt a reevaluation of this position. Any such drilling is estimated to cost $250,000 to $300,000 per well. The operating partnership anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton but is unable to predict the cost as a specific engineering study is required for each fracture treatment. Three fracture treatments in those properties were conducted in 2004 and cost between $37,000 and $55,000 per well. They did not require casing repairs. The wells’ increase in production ranged from

31 mcfd to 96 mcfd. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $12,365,000 for 2004, $10,881,000 for 2003 and $23,129,000 in 2002 for Dorchester Hugoton.

Distributions

Distributions to limited partners and general partners related to cash receipts for the period from October 2003 through December 2004 were as follows:

Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partners
2003	4th	January 26, 2004	February 5, 2004	$0.391066	$10,574,593	$277,297
2004	1st	April 30, 2004	May 10, 2004	$0.415634	$11,238,922	$278,847
2004	2nd	July 26, 2004	August 5, 2004	$0.415315	$11,230,297	$288,007
2004	3rd	October 25, 2004	November 4, 2004	$0.476196	$13,447,980	$365,333

Total distributions paid in 2004:					$46,491,792	$1,209,484

2004	4th	February 1, 2005	February 11, 2005	$0.426076	$12,032,570	$327,837

Third and fourth quarter 2004 distributions were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. In general, the limited partners are allocated 99% of the Net Profits Interest Receipts and 96% of the Royalty Properties Net Receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests. The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made Net Profits Interests Payments to us totaling $23,286,000 during October 2003 through September 2004, which payments reflected 96.97% of total net proceeds of $24,014,000 realized from September 2003 through August 2004. Net proceeds realized by the operating partnership during September through November 2004 were reflected in Net Profits Interests payments made during October through December 2004. These payments were included in the fourth quarter distribution paid in early 2005 and are excluded from this 2004 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties, including cash receipts from an acquisition, during the period October 2003 through September 2004 were $24,415,000: $23,439,000 (96%) of which was distributed to the limited partners and $976,000 (4%) of which was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2004 became part of the distribution paid in 2005. Such distribution is excluded from this 2004 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement and the following calculation covering the period October 2003 through September 2004 demonstrates the method.

	$ In Thousands
	Limited Partners	General Partners
1% of Net Profits Interest Paid to our Partnership	$0	$233
99% of Net Profits Interests Paid to our Partnership	23,053	0
4% of Net Cash Receipts from Royalty Properties	0	976
96% of Net Cash Receipts from Royalty Properties	23,439	0

Total Distributions	$46,492	$1,209

Operating Partnership Share (3.03% of Net Proceeds)	0	728

Total General Partner Share		$1,937

% of Total	96%	4%

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

During the period October 2003 through September 2004, our Partnership’s quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership’s only significant cash reserves that influenced quarterly payments were $633,000 for ad valorem taxes. Additionally, certain production costs under the Net Profits Interests calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are pension contributions and payroll taxes. These amounts generally are not held for periods over one year.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2004, the limitation was substantially in excess of the reimbursement amounts actually paid or accrued.

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

	Years Ended December 31,
	2003	2002
	(in thousands except per unit data)
Statement of Operations Data:
Total operating revenues	$51,113	$37,547
Operating expenses, excluding depreciation, depletion and amortization	$9,203	$5,179
Depreciation, depletion and amortization	$25,390	$25,844
Impairment	$43,804	—
Total operating expenses	$78,397	$31,023
Other income	$308	—
Net earnings (loss)	$(26,976)	$6,524
Net earnings (loss) per unit	$(.97)	$0.24

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

Our quarterly cash distributions depend in significant part on the prices realized from the sale of oil and, in particular, natural gas. Historically, the markets for oil and natural gas have been volatile and may continue to be volatile in the future. Various factors that are beyond our control will affect prices of oil and natural gas, such as:

•	the worldwide and domestic supplies of oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries and others to agree to and maintain oil prices and production controls;

•	political instability or armed conflict in oil-producing regions;

•	the price and level of foreign imports;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	the overall economic environment.

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

A significant portion of the Royalty Properties are unleased mineral interests. With limited exceptions, we have the right to grant leases of these interests to third parties. We anticipate receiving cash payments as bonus consideration for granting these leases in most instances. Our ability to influence third parties’ decisions to become our lessees with respect to these nonproducing properties is severely limited, and those decisions may be influenced by factors beyond our control, including but not limited to oil and natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

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

Our current strategy contemplates that we may grow through acquisitions. We expect to participate in discussions relating to potential acquisition and investment opportunities. If we consummate any additional acquisitions, our capitalization and results of operations may change significantly and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with the acquisition, unless the terms of the acquisition require approval of our unitholders. Additionally, our unitholders will bear 100% of the dilution from issuing new common units while receiving essentially 96% of the benefit as 4% of the benefit goes to our General Partner.

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

As another example, Oklahoma regulations currently require administrative hearings to change the concentration of gas production wells from one well for each 640 acres in the Guymon-Hugoton field (the location of former Dorchester Hugoton properties). Previously, certain interested parties have sought regulatory changes in Oklahoma for “infill,” or increased density, drilling similar to that which is available in Kansas, which allows one well for each 320 acres. Should Oklahoma change its existing regulations to readily permit infill drilling, it is possible that a number of producers will commence increased density drilling in areas adjacent to the properties in Oklahoma that are subject to the Net Profits Interests. If the operating partnership or other operators of our properties do not do the same, our production levels relating to these properties may decrease or mineral owners may demand increased density drilling. Capital expenditures relating to increased density on the properties underlying the Net Profits Interests would be deducted from amounts payable to us under the Net Profits Interests.

Environmental costs and liabilities and changing environmental regulation could affect our cash flow.

As with other companies engaged in the ownership and production of oil and natural gas, we always expect to have some risk of exposure to environmental costs and liabilities because the costs associated with environmental compliance or remediation could reduce the amount we would receive from our properties. The properties in which we hold interests are subject to extensive federal, state, tribal and local regulatory requirements relating to environmental affairs, health and safety and waste management. Governmental authorities have the power to enforce compliance with applicable regulations and permits, which could increase production costs on our properties and affect their cash flow. Third parties may also have the right to pursue legal actions to enforce compliance. It is likely that expenditures in connection with environmental matters, as part of normal capital expenditure programs, will affect the net cash flow from our properties. Future environmental law developments, such as stricter laws, regulations or enforcement policies, could significantly increase the costs of production from our properties and reduce our cash flow.

Our oil and gas reserve data and future net revenue estimates are uncertain.

Estimates of proved reserves and related future net revenues are projections based on engineering data and reports of independent consulting petroleum engineers hired for that purpose. The process of estimating reserves requires substantial judgment, resulting in imprecise determinations. Different reserve engineers may make different estimates of reserve quantities and related revenue based on the same data. Therefore, those estimates should not be construed as being accurate estimates of the current market value of our proved reserves. If these estimates prove to be inaccurate, our business may be adversely affected by lower revenues. We are affected by changes in oil and natural gas prices. Oil prices and natural gas prices may experience inverse price changes.

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

We and our general partner and its affiliates share, and therefore compete for, the time and effort of general partner personnel who provide services to us. Officers of our general partner and its affiliates do not, and are not required to, spend any specified percentage or amount of time on our business. In fact, our general partner has a duty to manage our Partnership in the best interests of our unitholders, but it also has a duty to operate its business for the benefit of its partners. Some of our officers are also involved in management and ownership roles in other oil and natural gas enterprises and have similar duties to them and devote time to their businesses. Because these shared officers function as both our representatives and those of our general partner and its affiliates and of third parties, conflicts of interest could arise between our general partner and its affiliates, on the one hand, and us or our unitholders, on the other, or between us or our unitholders on the one hand and the third parties for which our officers also serve management functions. As a result of these conflicts, our general partner and its affiliates may favor their own interests over the interests of unitholders.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Partnership’s principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on their evaluation, they have concluded that our Partnership’s disclosure controls and procedures effectively ensure that the information required to be disclosed in the reports the Partnership files with the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has evaluated the effectiveness of its internal control over financial reporting within the guidelines of the COSO framework. Based on the results of this evaluation, Management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2004. The Partnership’s external auditor, Grant Thornton LLP, has audited the Partnership’s financial statements and has issued an attestation report on Management’s assessment of the Partnership’s internal control over financial reporting. This report is included on page F-2.

Changes in Internal Controls

The Partnership has engaged a third party consultant to supplement our staff in complying with financial reporting matters. Hein & Associates LLP provides assistance in determining proper accounting and disclosure for unusual transactions and an additional level of accounting review for our SEC filings. No other changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED UNITHOLDER MATTERS

On February 14, 2005, seven holders of common units notified the SEC of their intent to sell up to an aggregate total of 280,000 units in accordance with Rule 144. The combined beneficial ownership of these seven holders is reported under the name of Energy Trust LLC in its capacity as the holders’ investment advisor.

The remainder of the information required by this item is incorporated herein by reference to the 2005 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	See the Index to Financial Statements on page F-1.
(2)	No schedules are required.
(3)	Exhibits.

Number	Description

3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.2	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.3	Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.4	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.5	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.6	Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.7	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.8	Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.9	Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.11	Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.12	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.13	Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002.)

Number		Description

3.14		Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.15	*	Certificate of Limited Partnership of Dorchester Minerals Acquisition LP

3.16		Agreement of Limited Partnership of Dorchester Minerals Acquisition LP (incorporated by reference to Exhibit 3.16 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

3.17		Certificate of Incorporation of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.17 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

3.18		Bylaws of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.18 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004.

10.1		Amended and Restated Business Opportunities Agreement dated as of December 13, 2001 by and between the Registrant, the General Partner, Dorchester Minerals Management GP LLC, SAM Partners, Ltd., Vaughn Petroleum, Ltd., Smith Allen Oil & Gas, Inc., P.A. Peak, Inc., James E. Raley, Inc., and certain other parties. (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.2		Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002.)

10.3		Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.4		Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.5		Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

10.6		Agreement and Plan of Merger among Dorchester Minerals, L.P., Dorchester Minerals Acquisition LP and Bradley Royalty Partners, LLC dated September 24, 2004 (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

10.7		Form of Registration Rights Agreement dated September 30, 2004 (incorporated by reference to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 20, 2004)

21.1	*	Subsidiaries of the Registrant

31.1	*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer of our Partnership pursuant to 18 U.S.C. Sec. 1350

32.2	*	Certification of Chief Financial Officer of our Partnership pursuant to 18 U.S.C. Sec. 1350

*	Filed herewith

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

“Gross acre” means the number of surface acres in which a working interest is owned.

“Gross well” means a well in which a working interest is owned.

“Lease bonus” means the initial cash payment made to a lessor by a lessee in consideration for the execution and conveyance of the lease.

“Leasehold” means an acre in which a working interest is owned.

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

Date: March 8, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin	H.C. Allen, Jr.
Chief Executive Officer and Manager	Chief Financial Officer and Manager
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: March 8, 2005	Date: March 8, 2005

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley	Buford P. Berry
Chief Operating Officer and Manager	Manager
Date: March 8, 2005	Date: March 8, 2005

/s/ Rawles Fulgham	/s/ Preston A. Peak
Rawles Fulgham	Preston A. Peak
Manager	Manager
Date: March 8, 2005	Date: March 8, 2005

/s/ C.W. Russell	/s/ Robert C. Vaughn
C.W. Russell	Robert C. Vaughn
Manager	Manager
Date: March 8, 2005	Date: March 8, 2005

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partners and

Unitholders of Dorchester Minerals, L.P.

We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting shown on page 29, that Dorchester Minerals, L.P. (a Delaware Limited Partnership) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorchester Minerals, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Dorchester Minerals, L.P. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Dorchester Minerals, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dorchester Minerals, L.P. as of December 31, 2004 and 2003, and the related statements of operations, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON, LLP

Grant Thornton, LLP

Dallas, Texas

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partners and Unitholders of Dorchester Minerals, L.P.

We have audited the accompanying balance sheets of Dorchester Minerals, L.P. as of December 31, 2004 and 2003, and the related statements of operations, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Minerals, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dorchester Minerals, L.P.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Grant Thornton, LLP

Grant Thornton, LLP

Dallas, Texas

February 25, 2005

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

BALANCE SHEETS

December 31, 2004 and 2003

(Dollars in Thousands)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,365	$10,881
Trade receivables	5,389	3,481
Net profits interests receivable-related party	4,750	4,177
Note receivable-related party	155	205
Prepaid expenses	25	69

Total current assets	22,684	18,813
Properties and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	291,855	268,189
Less full cost depletion	108,834	88,051

Total	183,021	180,138

Leasehold improvements	480	—
Less amortization	12	—

Total	468	—

Net properties and leasehold improvements	183,489	180,138

Total assets	$206,173	$198,951

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$669	$512

Total current liabilities	669	512

Deferred rent incentive	366	—

Total liabilities	1,035	512

Commitments and contingencies (Notes 4 and 5)
Partnership capital:
General partner	7,807	8,246
Unitholders	197,331	190,193

Total partnership capital	205,138	198,439

Total liabilities and partnership capital	$206,173	$198,951

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands)

	2004	2003	2002
Operating revenues:
Net profits interest	$24,387	$21,268	$—
Natural gas sales	—	2,401	18,602
Royalties	30,770	25,250	—
Lease bonus	1,610	293	—
Other	—	12	136

Total operating revenues	56,767	49,224	18,738

Costs and expenses:
Production taxes	1,317	1,211	1,009
Operating expenses	1,206	1,113	2,806
Depreciation, depletion and amortization	20,795	23,639	2,130
Impairment of full cost properties	—	43,804	—
Tax and regulatory expenses	1,033	587	243
General and administrative expenses	2,580	2,401	678
Management fees	—	524	524
Combination costs and related expenses	—	3,080	736

Total costs and expenses	26,931	76,359	8,126

Operating income (loss)	29,836	(27,135)	10,612

Other income, net:
Investment income	109	125	2,385
Interest expense	—	—	(15)
Other income (expense), net	131	183	(19)

Total other income, net	240	308	2,351

Net earnings (loss)	$30,076	$(26,827)	$12,963

Allocation of net earnings (loss):
General Partner	$770	$(641)	$130

Unitholders	$29,306	$(26,186)	$12,833

Net earnings (loss) per common unit (in dollars)	$1.07	$(1.02)	$1.19

Weighted average common units outstanding (000’s)	27,343	25,682	10,744

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For the Years Ended December 31, 2004, 2003 and 2002 (Dollars in Thousands)

	2004	2003	2002
Net earnings (loss)	$30,076	$(26,827)	$12,963
Unrealized loss on available for sale securities	—	—	(513)
Reclassification adjustment for gains included in net earnings	—	—	(2,000)

Comprehensive income (loss)	$30,076	$(26,827)	$10,450

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$30,076	$(26,827)	$12,963
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	20,795	23,639	2,130
Impairment of full cost properties	—	43,804	—
Write-off related to unsuccessful acquisition	87
Gain on sale of available-for-sale securities	—	—	(2,000)
Amortization of deferred rent	(10)	—	—
Loss (gain) on sale of assets	—	(55)	25
Other	—	—	(125)
Changes in operating assets and liabilities net of effect of combination:
Trade receivables	(1,908)	2,474	(1,094)
Net profits interests receivable – related party	(573)	(4,177)	—
Notes receivable – related party	50	(205)	—
Prepaid expenses	44	61	230
Accounts payable, taxes and royalties payable	118	(192)	45

Net cash provided by operating activities	48,679	38,522	12,174

Cash flows from investing activities:
Cash received in combination	—	68	—
Acquisition of royalty interests	1,068	—	—
Capital expenditures	(562)	(40)	(321)
Cash received on sale of ExxonMobil stock	—	—	4,517
Cash received on sale of property and equipment	—	—	41

Net cash provided by investing activities	506	28	4,237

Cash flows from financing activities:
Distributions paid to partners	(47,701)	(50,798)	(11,721)

Increase (decrease) in cash and cash equivalents	1,484	(12,248)	4,690
Cash and cash equivalents at beginning of year	10,881	23,129	18,439

Cash and cash equivalents at end of year	$12,365	$10,881	$23,129

Noncash investing and financing activities:
Acquisition of assets for units
Oil and gas properties	$24,324	$233,466	—
Receivables	—	3,660	—
Cash	—	68	—

Value assigned to assets acquired	$24,324	$237,194	—

Supplemental cash flow and other information:
Interest paid (no interest was capitalized)	—	—	$22

Distributions declared but not paid	—	—	$1

Noncash additions to leasehold improvements	$415	—	—

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands)

Year	General Partners	Unitholders	Other Comprehensive Income	Total
2002
Balance at January 1, 2002	$271	$34,552	$2,513	$37,336
Net earnings	130	12,833	—	12,963
Net unrealized holding loss on investments available for sale	—	—	(513)	(513)
Reclassification adjustment for gains included in net earnings			(2,000)	(2,000)
Distributions ($.81 per Unit)	(88)	(8,703)	—	(8,791)
Other	(1)	(124)	—	(125)

Balance at December 31, 2002	312	38,558	—	38,870

2003
Net loss – January	(17)	(1,725)	—	(1,742)
Liquidating distribution to Dorchester Hugoton, Ltd. Partners ($1.90 per Unit)	(199)	(20,414)	—	(20,613)
Acquisition of assets for units	9,560	227,634	—	237,194
Net loss – February through December	(624)	(24,461)	—	(25,085)
Distributions ($1.08723 per Unit)	(786)	(29,399)	—	(30,185)

Balance at December 31, 2003	8,246	190,193	—	198,439

2004
Net earnings	770	29,306	—	30,076
Acquisition of assets for units	—	24,324	—	24,324
Distributions ($1.698211 per Unit)	(1,209)	(46,492)	—	(47,701)

Balance at December 31, 2004	$7,807	$197,331	$—	$205,138

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

1.    General and Summary of Significant Accounting Policies

Nature of Operations—In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and non-producing natural gas and crude oil royalty, net profits, and leasehold interests in 585 counties and parishes and 25 states. Dorchester Hugoton, Ltd.’s operations consisted principally of the operation of natural gas properties located in Kansas and Oklahoma.

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

Our Partnership is required to present the financial statements of Dorchester Hugoton, the accounting acquiror, for 2002 and the financial statements of our Partnership for the twelve month period ended December 31, 2003, which includes the results of operations for Dorchester Hugoton for the one month period ended January 31, 2003 and the financial condition and results of operations for our Partnership for the eleven month period ended December 31, 2003. Subsequent years contain only Partnership information.

Per-unit information is calculated by dividing the earnings or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. Per-unit information for Dorchester Hugoton during 2002 is calculated by dividing the 99% interest owned by Dorchester Hugoton unitholders by the 10,744,380 units outstanding. The Partnership has no potentially dilutive securities and consequently basic and dilutive earnings per unit would not differ.

Reclassification—Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 and 2004 presentation.

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

December 31, 2004, 2003 and 2002

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

Cash and Cash Equivalents—Our principal banking is with major financial institutions. Cash balances in these accounts may, at times, exceed federally insured limits. We have not experienced any losses in such cash accounts and do not believe we are exposed to any significant risk on cash and cash equivalents. Short term investments with a maturity of three months or less are considered to be cash equivalents and are carried at cost, which approximates fair value.

Concentration of Credit Risks—Our Partnership, as a royalty owner, has no control over the volumes or method of sale of oil and natural gas produced and sold from the royalty properties. It is believed that the loss of any single customer would not have a material adverse effect on the results of our operations. Dorchester Hugoton has incurred only minimal credit losses.

Fair Value of Financial Instruments—The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

Trade Receivables—Our Partnership’s trade receivables consist primarily of royalties receivable and net profits interest payments receivable. Most payments are received two to four months after production date. No allowance for doubtful accounts is deemed necessary.

Note Receivable-Related Party—Our Note Receivable consists of a five-year note payable by Dorchester Minerals Operating LP, referred to in these Notes as “the operating partnership,” bearing interest at 6% having an original amount of $250,836. Principal and interest payments are received quarterly.

Property and Equipment—We (and Dorchester Hugoton) utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquiror of the Republic and Spinnaker assets. Our Partnership’s acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton’s common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

quarter. For the second and third quarters of 2003, our unamortized costs of oil and gas properties exceeded the ceiling test. During 2003, our Partnership has recorded such full cost write-downs of $43,804,000. No additional impairments have been recorded since the quarter ended September 30, 2003.

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

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and gas reserves. Gains and losses are recognized upon the disposition of oil and gas properties involving a significant portion of our Partnership’s reserves. Proceeds from other dispositions of oil and gas properties are credited to the full cost account.

Leasehold improvements include $415,000 received as an incentive in our office space lease and is offset in liabilities as deferred rent. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life of 10 years. For leases with renewal periods at the partnership’s option, we have used the original lease term, excluding renewal option periods to determine useful life. Deferred rent is being amortized to general and administrative expense over the same term as the leasehold improvements, which is 10 years.

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

Dorchester Hugoton had one purchaser who accounted for 84% of natural gas revenues for the year ended December 31, 2002.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

Simplified Employee Pension Plan—Contributions aggregating $273,267 and $165,949 were made to eligible employees’ accounts for 2003 and 2002, respectively, under Dorchester Hugoton’s simplified employee pension plan. Contributions in 2003 included $259,323 recorded to combination cost and related expenses on the financial statements that is applicable to Dorchester Hugoton’s severance payments made in January 2003 prior to closing of the combination.

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

Recently Issued Accounting Pronouncements—In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Dorchester Minerals adopted SFAS No. 143 on January 1, 2003. Based on the nature of our properties we evaluated our obligations under SFAS No. 143 each period and determined that we have no material obligation required to be recorded.

The FASB’s Emerging Issues Task Force (EITF) reached a consensus that mineral rights are tangible assets in EITF Issue 04-2, “Whether Mineral Assets Are Tangible or Intangible Assets.” The FASB ratified the EITF consensus, subject to amendment of SFAS No. 141 and No. 142 through a FASB Staff Position (FSP). Therefore, no changes would be required in the way the Partnership classifies its mineral rights.

2.    Combination Transaction and Acquisitions

On January 31, 2003, Dorchester Hugoton transferred certain assets to the operating partnership in exchange for a net profits interest, contributed the net profits interest and other assets to our Partnership and subsequently liquidated. Republic and Spinnaker transferred certain assets to the operating partnership in exchange for net profits interests and subsequently merged with our Partnership. For accounting purposes Dorchester Hugoton is deemed the acquiror. The value assigned to the assets of Republic and Spinnaker was based on the market capitalization of Dorchester Hugoton and the share of the total common units of our Partnership received by the former partners of Republic (10,953,078 common units) and Spinnaker (5,342,973 common units). The assets of Republic and Spinnaker were valued at $237,194,000 which was allocated as follows:

Cash	$68,000
Oil and gas properties	233,466,000
Receivables	3,660,000

Total	$237,194,000

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

	Fiscal Year Ended December 31,
	2003	2002
Revenues	$51,113	$37,547
Depletion	$25,390	$25,844
Impairment	$43,804	—
Net earnings (loss)	$(26,976)	$6,524
Earnings (loss) per common unit	$(0.97)	$0.24

Nonrecurring items:
Severance and related costs	$3,003	—
Combination-related costs	$670	$1,937

On September 30, 2004, we acquired, through Dorchester Minerals Acquisition LP, assets related to oil and gas properties consisting of producing and non-producing perpetual mineral and royalty interests located in 104 counties and parishes in six states in exchange for 1,200,000 common units of Dorchester Minerals. Net assets acquired at the date of acquisition totalled $24,324,000.

3.    Related Party Transactions

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our Net Profits Interests, and provides day- to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable General and Administrative costs, including rent, salaries, and employee benefit plans. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been substantially below the 5% limit amount. Additionally, certain reimbursable direct costs such as professional and regulatory fees and ad valorem and severance taxes are not limited. Significant activity between the partnership and the operating partnership consists of the following:

From/To Operating Partnership	2004	2003
Net Profits Interests Payments Receivable or Accrued (1)	$4,750,041	$4,177,538
General & Administrative Amounts Payable	$28,000	$86,000
General & Administrative Amounts Accrued	$29,000	$16,000
Total General & Administrative Amounts Paid	$1,766,000	$1,097,000

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

Less than $15,000 in fees for legal services were paid in 2004 and 2003 to a family member of a member of our executive management.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

4.    Loans and Long-Term Debt

In June 2002 Dorchester Hugoton repaid its bank borrowings and terminated its unsecured revolving credit agreement. The amount borrowed during 2002 was $100,000. The partnership has no outstanding loans or long term debt.

5.    Commitments and Contingencies

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. Dorchester Minerals Operating LP, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The suit is currently pending in the District Court of Texas County, Oklahoma and discovery is underway by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs’ claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, violation of irrigation gas contracts, underpayment of royalties, a request for accounting, and fraud. Plaintiffs also seek certification of class action against defendants. In July 2002, the defendants were granted a motion for summary judgment removing RRNGR as a plaintiff. On October 1, 2004, the plaintiffs severed claims against Dorchester Minerals Operating LP regarding royalty underpayments. Dorchester Minerals Operating LP believes plaintiffs’ claims, including severed claims, are completely without merit. Based upon past measurements of such domestic gas usage, Dorchester Minerals Operating LP believes the domestic gas damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

Operating Leases—We have entered into a non-canceleable, renewable at prevailing rate for an additional five years, operating lease agreement in the ordinary course of our business activities. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and it expires in 2015. Rental expense related to the lease was $54,000 for the year ended December 31, 2004. At December 31, 2004, our total commitment under the non-canceleable operating lease was $2.4 million. Minimum rental commitments under the terms of our operating leases are as follows (in thousands):

Years Ended December 31,	Minimum Payments
2005	$238
2006	204
2007	213
2008	216
2009	225
Thereafter	1,280

Total	$2,376

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Dorchester Hugoton rented skid-mounted field gas compression units on a monthly basis and administrative office space under leases expiring at various dates through 2007. Such office lease was terminated by the operating partnership in October 2004. Total rental expense was $302,000 for the year ended December 31, 2002.

6.    Impairment of Oil and Gas Properties

During the second and third quarters of 2003, our Partnership recorded non-cash charges against earnings totaling $43,804,000. The write-downs represent an impairment of assets that results primarily from the difference, after accumulated depletion, between the discounted present value of our Partnership’s proved oil and natural gas reserves using quarter ending oil and gas prices as compared to the initial book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules, which value significantly exceeded historic book value. Cash flow from operations and cash distributions to unitholders are not affected by the write-down. See Note 1.

7.    Distribution To Holders Of Common Units

Since our Partnership’s combination on January 31, 2003, unitholder cash distributions per common unit have been:

Year	Quarter	Record Date	Payment Date	Per Unit Amount
2003	1st (partial)	April 28, 2003	May 8, 2003	$0.206469
2003	2nd	July 28, 2003	August 7, 2003	$0.458087
2003	3rd	October 31, 2003	November 10, 2003	$0.422674
2003	4th	January 26, 2004	February 5, 2004	$0.391066
2004	1st	April 30, 2004	May 10, 2004	$0.415634
2004	2nd	July 26, 2004	August 5, 2004	$0.415315
2004	3rd	October 25, 2004	November 4, 2004	$0.476196
2004	4th	February 1, 2005	February 11, 2005	$0.426076

Third and fourth quarter 2004 distributions were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units.

The partnership agreement requires the next cash distribution to be paid by May 15, 2005.

8.    Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The Net Profits Interests represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 585 counties and parishes in 25 states. We retained the independent petroleum engineering firm of Huddleston & Co., Inc. to estimate proved oil and natural gas reserves attributable to the Royalty Properties as of December 31, 2004. The operating partnership retained the independent petroleum engineering firm of Calhoun, Blair & Associates, Inc. to estimate proved oil and natural gas reserves attributable to its interest in the properties underlying the Net Profits Interests as of December 31, 2004. Amounts set forth herein attributable to the Net Profits Interests reflect our 96.97% net share of Calhoun, Blair’s estimates. Although new discoveries have occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2004 that would have a material effect on our estimated proved developed reserves.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

In accordance with SFAS No. 69 and Securities and Exchange Commission (“SEC”) rules and regulations, the following information is presented with regard to the Net Profits Interests and Royalty Properties oil and gas reserves, all of which are proved, developed and located in the United States.

The SEC has adopted SFAS No. 69 disclosure guidelines for oil and gas producers. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and gas reserves. The standardized measure, in management’s opinion, should be examined with caution. The basis for these disclosures are independent petroleum engineers’ reserve studies which contains imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Also, exploration and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price, and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a “best estimate” of the fair value of oil and gas properties or of future net cash flows.

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by independent petroleum engineers. The production volumes and reserve volumes shown for properties formerly owned by Dorchester Hugoton are wellhead volumes which differ from sales volumes shown in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” because of fuel, shrinkage and pipeline loss. The Standardized Measure of Discounted Future Net Cash Flows reflects adjustments for such fuel, shrinkage and pipeline loss.

Summary of Changes in Proved Reserves

	Oil (mbbl)				Natural Gas (mmcf)
	2004	2003		2002	2004	2003		2002
Estimated quantity, beginning of year	3,769	—		—	70,127	43,519		48,302
Purchase of minerals in place	241	4,036	(1)	—	3,033	29,307	(1)	—
Revisions in previous estimates	234	37		—	5,703	6,586		1,348
Production	(307)	(304	)(2)	—	(9,404)	(9,285	)(2)	(6,131)

Estimated quantity, end of year	3,937	3,769		—	69,459	70,127		43,519

(1)	Includes 4,035,822 bbls of oil and 30,610,400 mcf of gas attributable to properties acquired from Republic and Spinnaker as of January 31, 2003 less 1,303,736 mcf as an adjustment to reflect the 3.03% interest in the former Dorchester Hugoton properties now owned by the operating partnership.
(2)	Includes 502,735 mcf of gas attributable to production by Dorchester Hugoton for the one month of January 2003 and 5,493,470 mcf of gas and 7,012 bbls of oil for the eleven months of 2003 attributable to the Net Profits Interests properties and 3,288,455 mcf of gas and 296,886 bbls of oil for the eleven months of 2003 attributable to the Royalty Properties.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Standardized Measure of Discounted Future Net Cash Flows

(Dollars in Thousands)

	2004	2003	2002
Future estimated gross revenues	$474,897	$428,860	$185,213
Future estimated production costs	(23,638)	(19,900)	(56,492)

Future estimated net revenues	451,259	408,960	128,721
10% annual discount for estimated timing of cash flows	(196,672)	(175,138)	(39,012)

Standardized measure of discounted future estimated net cash flows	$254,587	$233,822	$89,709

Sales of natural gas produced, net of production costs	$(54,244)	$(46,900)	$(14,924)
Purchase of reserves in place	15,159	137,136	—
Net changes in prices and production costs	19,827	24,434	47,101
Revisions of previous quantity estimates	19,438	17,170	8,671
Accretion of discount	23,382	8,971	3,938
Other	(2,797)	3,302	197

Net change in standardized measure of discounted future estimated net cash flows	$20,765	$144,113	$44,983

Depletion of oil and natural gas properties (dollars per mcfe)	$1.85	$2.16	$0.33

Development costs incurred	—	$2	$21

Property acquisition costs	$23,568	$233,466	$148

9.    Unaudited Quarterly Financial Data

Quarterly financial data for the last two years (dollars in thousands except per unit data) is summarized as follows:

	2004 Quarter Ended				2003 Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Operating revenues	$13,441	$13,380	$14,433	$15,513	$13,956	$11,300	$12,548	$11,420
Net earnings (loss)	$6,651	$7,308	$7,893	$8,224	$3,943	$(18,928)	$(16,686)	$4,844
Net earnings (loss) per Unit	$.24	$.26	$.29	$.29	$0.18	$(0.68)	$(0.60)	$0.18
Weighted average common units outstanding (000’s)	27,040	27,040	27,053	28,240	21,608	27,040	27,040	27,040