Form 10-Q
period 2005-03-31
DORCHESTER MINERALS LP
filed 2005-05-04
CIK 1172358

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



                  For the Quarterly Period Ended March 31, 2005
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

     As of May 3, 2005, 28,240,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS................................3

PART I.........................................................................3

   ITEM 1. FINANCIAL INFORMATION...............................................3

     CONDENSED  BALANCE SHEETS AS OF MARCH 31, 2005 (UNAUDITED) AND
        DECEMBER 31, 2004......................................................4

     CONDENSED  STATEMENTS  OF  OPERATIONS  FOR THE THREE MONTHS ENDED
        MARCH 31, 2005 AND 2004 (UNAUDITED)....................................5

     CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
        MARCH 31,2005 AND 2004 (UNAUDITED).....................................6

     NOTES TO THE CONDENSED FINANCIAL STATEMENTS...............................7

   ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................8

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........12

   ITEM 4. CONTROLS AND PROCEDURES............................................12

PART II.......................................................................13

   ITEM 1. LEGAL PROCEEDINGS..................................................13

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........13

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................13

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

   ITEM 5. OTHER INFORMATION..................................................13

   ITEM 6. EXHIBITS...........................................................13


SIGNATURES....................................................................13


INDEX TO EXHIBITS.............................................................14


CERTIFICATIONS................................................................15

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Statements   included  in  this  report  which  are  not  historical  facts
(including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. In this report, the term "Partnership," as well as the terms "us," "our," "we," and "its" are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

     These forward-looking statements are based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, changes in the operations on or development of the Partnership's properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and the Partnership's financial position, business strategy and other plans and objectives for future operations. These and other factors are set forth in the Partnership's filings with the Securities and Exchange Commission.

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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                       March 31,  December 31,
                                                         2005        2004
                                                     ----------   -----------
                                                     (unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents.......................  $ 14,208     $ 12,365
     Trade receivables...............................     4,572        5,389
     Net profits interest receivable - related party.     4,369        4,750
     Note receivable - related party.................       142          155
     Prepaid expenses ...............................        51           25
                                                       --------     --------
         Total current assets........................    23,342       22,684


Properties and leasehold improvements - at cost:
     Oil and natural gas properties (full cost method)  291,883      291,855
     Less full cost depletion .......................   113,959      108,834
                                                       --------      -------
       Total.........................................   177,924      183,021

     Leasehold improvements..........................       514          480
     Less amortization...............................        24           12
                                                       --------      -------
         Total ......................................       490          468
                                                       --------     --------
     Net properties and leasehold improvements.......   178,414      183,489
                                                       --------     --------

         Total assets................................  $201,756     $206,173
                                                       ========     ========

                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
     Accounts payable and other current liabilities..  $    747     $    669
                                                       --------     --------
          Total current liabilities..................       747          669

Deferred rent incentive..............................       356          366
                                                       --------      -------
          Total liabilities..........................     1,103        1,035
                                                       --------      -------
Commitments and contingencies

Partnership capital:
     General partner.................................     7,683        7,807
     Unitholders.....................................   192,970      197,331
                                                       --------     --------
          Total partnership capital..................   200,653      205,138
                                                       --------     --------
Total liabilities and partnership capital............  $201,756     $206,173
                                                       ========     ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in Thousands except Earnings per Unit)
                                  (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                         2005         2004
                                                       --------     --------
Operating revenues:
     Net profits interests...........................  $  6,116     $  5,994
     Royalties.......................................     8,221        7,039
     Lease bonus.....................................        60          408
                                                       --------     --------
     Total operating revenues........................    14,397       13,441

Cost and expenses:
     Operating, including production taxes...........       701          583
     Depletion and amortization......................     5,137        5,301
     General and administrative expenses.............       746          842
                                                       --------     --------
     Total costs and expenses........................     6,584        6,726
                                                       --------     --------
Operating income.....................................     7,813        6,715

Other income (expense), net:
     Investment income...............................        51           17
     Other income (expense), net.....................        12          (81)
                                                       --------     --------
     Total other income (expense), net...............        63          (64)
                                                       --------     --------
Net earnings.........................................  $  7,876     $  6,651
                                                       ========     ========
Allocation of net earnings:
     General partner.................................  $    204     $    166
                                                       ========     ========
     Unitholders.....................................  $  7,672     $  6,485
                                                       ========     ========
Net earnings per common unit ........................  $   0.27     $   0.24
                                                       ========     ========
Weighted average common units outstanding (000's)....    28,240       27,040
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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                          2005        2004
                                                       --------     --------

Net cash provided by operating activities. ........... $ 14,266     $ 11,777

Cash flows used in investing activities:
        Capital expenditures..........................      (62)         (91)

Cash flows used in financing activities:
        Distributions paid to general partners
          and unitholders.............................  (12,361)     (10,852)
                                                       --------     --------

Increase in cash and cash equivalents.................    1,843          834

Cash and cash equivalents at January 1,...............   12,365       10,881
                                                       --------     --------
Cash and cash equivalents at March 31,................ $ 14,208     $ 11,715
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

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION: Dorchester Minerals, L.P.(the "Partnership") is a publicly traded Delaware limited partnership that was formed in December 2001 in connection with the combination, which was completed on January 31, 2003, of Dorchester Hugoton, Ltd., which was a publicly traded Texas limited partnership, and Republic Royalty Company (Republic) and Spinnaker Royalty Company, L.P. (Spinnaker) both of which were privately held Texas partnerships.


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

3. DISTRIBUTIONS TO HOLDERS OF COMMON UNITS: Since the Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been or will be:


 Year     Quarter          Record Date           Payment Date           Amount
 ----   -------------    ----------------      ----------------       ---------
 2003   1st (partial)    April 28, 2003        May 8, 2003            $0.206469
 2003   2nd              July 28, 2003         August 7, 2003         $0.458087
 2003   3rd              October 31, 2003      November 10, 2003      $0.422674
 2003   4th              January 26, 2004      February 5, 2004       $0.391066
 2004   1st              April 30, 2004        May 10, 2004           $0.415634
 2004   2nd              July 26, 2004         August 5, 2004         $0.415315
 2004   3rd              October 25, 2004      November 4, 2004       $0.476196
 2004   4th              February 1, 2005      February 11, 2005      $0.426076
 2005   1st              April 29, 2005        May 9, 2005            $0.481242


Distributions since the third quarter of 2004 have been paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. The next cash distribution will be paid by August 15, 2005.

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

         We own producing and non-producing mineral,royalty,overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 585 counties and parishes in 25 states.

         Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds the working interest properties previously owned by Dorchester Hugoton and a minor portion of mineral interest properties previously owned by Republic and Spinnaker. We refer to Dorchester Minerals Operating LP as the "operating partnership." Our Partnership directly and indirectly holds a 96.97% net profits overriding royalty interest in these properties. We refer to our net profits overriding royalty interest in these properties as the Net Profits Interests. After the close of each month, we receive a payment equaling 96.97% of the net proceeds actually received during that month from the properties subject to the Net Profits Interests.

         In accordance with our partnership agreement we have the continuing right to create additional net profits interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interests identical to the Net Profits Interests created upon our formation. One such interest, called the 2003/2004 NPI, resulted from transferring various properties to the operating partnership subject to a Net Profits Interest. As of March 31, 2005 cumulative costs and expenses attributable to the 2003/2004 NPI exceeded cumulative revenues by $1,023,000, an amount which we refer to as the 2003/2004 NPI deficit. The 2005 NPI deficit was $31,000. OUR FINANCIAL STATEMENTS DO NOT REFLECT ACTIVITY ATTRIBUTABLE TO PROPERTIES SUBJECT TO NET PROFITS INTERESTS THAT ARE IN A DEFICIT STATUS. CONSEQUENTLY, REVENUES, EXPENSES, PRODUCTION SALES VOLUMES AND PRICES SET FORTH HEREIN DO NOT REFLECT AMOUNTS ATTRIBUTABLE TO THE 2003/2004 NPI OR THE 2005 NPI PROPERTIES; INFORMATION CONCERNING ACREAGE OWNED AND DRILLING ACTIVITY THEREON INCLUDE AMOUNTS ATTRIBUTABLE TO THESE PROPERTIES.

Commodity Price Risks

         Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three Months Ended March 31, 2005 as compared to Three Months Ended
   March 31, 2004

         Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in crude oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:
                                                        Three Months Ended
                                                            March 31,
                                                      -------------------
    Sales Volumes:                                      2005       2004
                                                      --------   --------
    Net Profits Interests Gas Sales (mmcf)...........  1,223      1,347
    Net Profits Interests Oil Sales (mbbls) .........      2          2
    Royalty Properties Gas Sales (mmcf) .............    890        888
    Royalty Properties Oil Sales (mbbls) ............     80         80

    Weighted Average Sales Price:

    Net Profits Interests Gas Sales ($/mcf).......... $ 6.18     $ 5.46
    Net Profits Interests Oil Sales ($/bbl).......... $40.55     $30.15
    Royalty Properties Gas Sales ($/mcf) ............ $ 5.42     $ 5.05
    Royalty Properties Oil Sales ($/bbl)............. $42.50     $31.96

    Production Costs Deducted
    Under the Net Profits Interests ($/mcfe)(1)       $ 1.27     $ 1.09
--------------------------------------------------------
(1) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.


         Oil sales volumes and natural gas sales volumes attributable to our Royalty Properties during the first quarter were virtually unchanged from 2004.

         Oil sales volumes attributable to our Net Profits Interests during the first quarter were virtually unchanged from 2004. Natural gas sales volumes attributable to our Net Profits Interests during the first quarter decreased 9.2% from 1,347 mmcf during 2004 to 1,223 mmcf during 2005 due to initial increased 2004 production resulting from start-up of additional field compression on the Oklahoma operated properties and natural reservoir decline. Production sales volumes and prices from the 2003/2004 NPI and the most recent 2005 NPI properties are excluded from the above table. See "Overview" above.

         Weighted average oil sales prices attributable to the Partnership's interest in Royalty Properties increased 33.0% from $31.96 per bbl during the first quarter 2004 to $42.50 per bbl during the first quarter 2005. Similarly, first quarter weighted average Partnership natural gas sales prices from Royalty Properties increased 7.3% from $5.05 per mcf during 2004 to $5.42 per mcf during 2005. Both oil and natural gas price increases resulted from changing market conditions.

         First quarter weighted average oil sales prices from the Net Profits Interests' properties increased 34.5% from $30.15 per bbl in 2004 to $40.55 per bbl in 2005. First quarter weighted average natural gas sales prices from the Net Profits Interests' properties increased 13.2% from $5.46 per mcf in 2004 to $6.18 per mcf in 2005. Such oil and natural gas price increases are due to changing market conditions.

         Our first quarter net operating revenues increased 7.1% from $13,441,000 during 2004 to $14,397,000 during 2005 due primarily to increased natural gas prices and crude oil prices.

         Costs and expenses during the first quarter of 2004 were $6,726,000 compared to $6,584,000 during the first quarter of 2005.

         Other income during the three month period ended March 31 increased from a loss of $64,000 during 2004 to income of $63,000 during the same period in 2005. The first three months of 2004 include expenses of $87,000 attributable to evaluation of property acquisitions which were not consummated.

         Depletion and amortization during the three month period ended
March 31 decreased from $5,301,000 during 2004 to $5,137,000 during 2005, primarily as a result of a reduced depletable asset base, mainly due to prior quarterly depletion during 2004 absent significant additions to the base.

         We received cash payments in the amount of $145,000 from various sources during the first quarter of 2005 including lease bonus attributable to nine leases and pooling elections located in eight counties and parishes in four states. Each of these leases reflected a royalty term of 25% and lease bonuses ranging up to $300/acre. In addition, we leased our coal rights in two tracts located in Illinois; this lease reflected a royalty term of 2.5%.

         We received division orders for, or otherwise identified 74 new wells completed on our Royalty Properties and Net Profit Interests in 33 counties and parishes in nine states during the first quarter of 2005. The operating partnership elected to participate in 12 wells to be drilled on our Net Profits Interests located in four counties in three states. Selected new wells and the royalty interests owned therein by us and the working interests and net revenue interests owned therein by the operating partnership are summarized in the following table:

                                                                    Test Rates
                                                   Ownership          per day
                                                 ------------    ---------------
         County/                                                   Gas,    Oil,
State    Parish     Operator     Well Name         WI(1) NRI(1)    mcf     bbls
-----    -------    --------     ----------------- ----  ------   ------  ------

ROYALTY PROPERTIES
---------------------
Oklahoma Beckham     Apache       Perryman 4-21        --    3.1%  1,072     --
Alabama  Conecuh     Midroc       Findley 23-3         --    3.1%           179
Colorado Weld        Patina       ARD C-6              --    4.3%    271    226
Oklahoma Roger Mills Chesapeake   Roark 7-12           --    2.3%  1,604     --
Texas    Starr       Ascent       Garza-Hitchcock #6   --    2.6%  3,617     34


NET PROFITS INTERESTS
---------------------
Montana  Richland    Continental   Carda 1-28H         6.3%  5.0%     --    789
Oklahoma Roger Mills JMA           Hutson Farms 3-18   1.6%  1.6%  3,108      9
Oklahoma Roger Mills Chesapeake    Alexander 1-30      1.5%  1.5%  5,086     --

------------------------------------
(1) WI and NRI mean working interest and net revenue interest, respectively.

         We disclosed in our Form 10-K for the year ended December 31, 2004 the results of activity on lands located in South Texas in which we own a royalty interest and for which we have omitted the identity of the operator, well names and location due to confidentiality restrictions. Five wells have now been drilled on this property in which we own a 5.12% net revenue interest. The first well flowed at rates of 235 barrels of oil and 9,696 mcf of gas per day in late December 2004. The second well flowed at rates of 214 barrels of oil and 7,860 mcf of gas per day in February 2005. The third well flowed at rates of 15 barrels of oil and 1,000 mcf of gas per day in March 2005. The fourth well flowed at rates of 637 barrels of oil and 26,945 mcf of gas per day in April 2005. The fifth well flowed at rates of 262 barrels of oil and 8,820 mcf of gas per day on May 2, 2005. We received $181,725 during the first quarter of 2005 attributable to production during December 2004 and January 2005 from the first two wells. We will disclose more information about this property as it becomes available in the public domain.

        First quarter net earnings allocable to common units increased 18.3% from $6,485,000 during 2004 to $7,672,000 during 2005 due primarily to increased crude oil and natural gas sales prices.

         Net cash provided by operating activities increased 21.1% from $11,777,000 during the first quarter 2004 to $14,266,000 during the first quarter 2005, principally due to higher oil and natural gas sales prices.

Liquidity and Capital Resources

Capital Resources

         Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and properly allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas prices and sales volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 3 of the Notes to the Condensed Financial Statements for the amounts and dates of cash distributions to unitholders.

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

Expenses and Capital Expenditures

         The operating partnership does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone or the Council Grove formations or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton. Successful activities by others in these formations or other developments could prompt a reevaluation of this position. Any such drilling is estimated to cost $250,000 to $300,000 per well. The operating partnership anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton but is unable to predict the cost as a specific engineering study is required for each fracture treatment. Previous fracture treatments in these properties have cost between $37,000 and $55,000 per well. They did not require casing repairs. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

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

Liquidity and Working Capital

         Cash and cash equivalents totaled $14,208,000 at March 31, 2005 and $12,365,000 at December 31, 2004.

Critical Accounting Policies

         We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquiror of the Republic and Spinnaker assets. Our Partnership's acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton's common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. Our Partnership did not assign any book or market value to unproved properties, including nonproducing royalty, mineral and leasehold interests. Oil and gas properties are evaluated using the full cost ceiling test at the end of each quarter.

        The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to earnings. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

         While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling test calculation requires use of prices and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Oil and natural gas prices have historically been volatile and the prevailing prices at any given time may not reflect our Partnership's or the industry's forecast of future prices.

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

Item 1.  Legal Proceedings
         None.

Item 2.  UNREGISTERED SALES OF EQUITY securities and use of proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         a) On May 2, 2005, the Partnership filed a registration statement on Form S-4 with the Securities and Exchange Commission to register 5 million common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions.
         b)  The Partnership's Audit Committee engaged Grant
             Thornton LLP as the independent registered public accounting firm for 2005.

Item 6.  Exhibits
         See the attached Index to Exhibits.







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

                                 DORCHESTER MINERALS, L.P.

                                 By:      Dorchester Minerals Management LP
                                          its General Partner,

                                 By: Dorchester Minerals Management GP LLC, its General Partner




                                          /s/ William Casey McManemin
                                          --------------------------------
                                              William Casey McManemin
Date: May 3, 2005                             Chief Executive Officer





                                        /s/ H.C. Allen, Jr.
                                        ---------------------------------
                                            H.C. Allen, Jr.
Date: May 3, 2005                           Chief Financial Officer

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

3.3 Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals Registration Statement on Form S-4, Registration Number 333-88282)

3.4 Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals' Report on Form 10-K for the year ended December 31,
        2002)

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

3.11 Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.12 Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.13 Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.14 Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2002)

3.15 Certificate of Limited Partnership of Dorchester Minerals Acquisition LP (incorporated by reference to Exhibit 3.15 to Dorchester Minerals' Report on Form 10-K for the year ended December 31, 2004)

3.16 Agreement of Limited Partnership of Dorchester Minerals Acquisition LP (incorporated by reference to Exhibit 3.16 to Dorchester Minerals' Report on Form 10-Q for the quarter ended September 30, 2004)

3.17 Certificate of Incorporation of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.17 to Dorchester Minerals' Report on Form 10-Q for the quarter ended September 30, 2004)

3.18 Bylaws of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.18 to Dorchester Minerals' Report on Form 10-Q for the quarter ended September 30, 2004)

31.1 Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

32.2 Certification of Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350