Form 10-Q
period 2005-06-30
DORCHESTER MINERALS LP
filed 2005-08-03
CIK 1172358

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



                  For the Quarterly Period Ended June 30, 2005
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

     As of August 3, 2005, 28,240,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS................................3

PART I.........................................................................3

   ITEM 1. FINANCIAL INFORMATION...............................................3

     CONDENSED  BALANCE SHEETS AS OF JUNE 30, 2005 (UNAUDITED) AND
        DECEMBER 31, 2004......................................................4

     CONDENSED  STATEMENTS  OF  OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED
        JUNE 30, 2005 AND 2004 (UNAUDITED).....................................5

     CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED
        JUNE 30,2005 AND 2004 (UNAUDITED)......................................6

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

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........14

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................14

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

   ITEM 5. OTHER INFORMATION..................................................14

   ITEM 6. EXHIBITS...........................................................14


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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                       June 30,  December 31,
                                                         2005        2004
                                                     ----------   -----------
                                                     (unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents.......................  $ 15,449     $ 12,365
     Trade receivables...............................     4,866        5,389
     Net profits interest receivable - related party.     4,618        4,750
     Note receivable - related party.................       130          155
     Prepaid expenses ...............................        50           25
                                                       --------     --------
         Total current assets........................    25,113       22,684


Properties and leasehold improvements - at cost:
     Oil and natural gas properties (full cost method)  291,932      291,855
     Less full cost depletion .......................   119,312      108,834
                                                       --------      -------
       Total.........................................   172,620      183,021

     Leasehold improvements..........................       512          480
     Less amortization...............................        36           12
                                                       --------      -------
         Total ......................................       476          468
                                                       --------     --------
     Net properties and leasehold improvements.......   173,096      183,489
                                                       --------     --------

         Total assets................................  $198,209     $206,173
                                                       ========     ========

                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities
     Accounts payable and other current liabilities..  $    973     $    669
                                                       --------     --------
          Total current liabilities..................       973          669

Deferred rent incentive..............................       346          366
                                                       --------      -------
          Total liabilities..........................     1,319        1,035
                                                       --------      -------
Commitments and contingencies

Partnership capital:
     General partner.................................     7,601        7,807
     Unitholders.....................................   189,289      197,331
                                                       --------     --------
          Total partnership capital..................   196,890      205,138
                                                       --------     --------
Total liabilities and partnership capital............  $198,209     $206,173
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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in Thousands except Earnings per Unit)
                                  (Unaudited)

                                           Three Months Ended  Six Months Ended
                                                  June 30,         June 30,
                                            ----------------- ------------------
                                              2005    2004      2005     2004
                                            ------- --------- -------- ---------
Operating revenues:
     Net profits interests................. $ 6,458 $  6,292  $12,574  $ 12,286
     Royalties.............................  10,414    6,816   18,635    13,855
     Lease Bonus...........................      90      272      150       680
                                            ------- --------- -------- ---------
     Total operating revenues..............  16,962   13,380   31,359    26,821

Cost and expenses:
     Operating, including production taxes.     772      497    1,473     1,080
     Depletion and amortization............   5,365    5,022   10,502    10,323
     General and administrative expenses...     714      748    1,460     1,590
                                            ------- --------- --------  --------
Total costs and expenses...................   6,851    6,267   13,435    12,993
                                            ------- --------- -------- ---------

Operating income ..........................  10,111    7,113   17,924    13,828

Other income (expense), net:
     Investment income.....................      73       19      124        36
     Other income (expense), net...........       7      176       19        95
                                            ------- --------- -------- ---------
     Total other income (expense), net.....      80      195      143       131

Net earnings .............................. $10,191 $  7,308  $18,067  $ 13,959
                                            ======= ========= ======== =========
Allocation of net earnings:
     General partner....................... $   281 $    180  $   485  $    346
                                            ======= ========= ======== =========
     Unitholders........................... $ 9,910 $  7,128  $17,582  $ 13,613
                                            ======= ========= ======== =========
Net earnings per common unit............... $  0.35 $   0.26  $  0.62  $   0.50
                                            ======= ========= ======== =========

Wtd. avg. common units outstanding (000's)   28,240   27,040   28,240    27,040
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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                       ---------------------
                                                          2005        2004
                                                       --------     --------

Net cash provided by operating activities. ........... $ 29,508     $ 23,518

Cash flows used in investing activities:
        Capital expenditures..........................     (109)        (128)

Cash flows used in financing activities:
        Distributions paid to general partner
          and unitholders.............................  (26,315)     (22,370)
                                                       --------     --------

Increase in cash and cash equivalents.................    3,084        1,020

Cash and cash equivalents at January 1,...............   12,365       10,881
                                                       --------     --------
Cash and cash equivalents at June 30,................. $ 15,449     $ 11,901
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


2. CONTINGENCIES: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma. Dorchester Minerals Operating LP, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The suit is currently pending in the District Court and discovery is partically completed by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost.
The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs' claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas and fraud. Plaintiffs also seek certification of class action against defendants. On October 1, 2004, the plaintiffs severed claims against Dorchester Minerals Operating LP regarding royalty underpayments. Dorchester Minerals Operating LP believes plaintiffs' claims, including severed claims, are completely without merit. Based upon past measurements of such domestic gas usage, Dorchester Minerals Operating LP believes the domestic gas damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

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

3. DISTRIBUTIONS TO HOLDERS OF COMMON UNITS: Since the Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been or will be:


 Year     Quarter          Record Date           Payment Date           Amount
 ----   -------------    ----------------      ----------------       ---------
 2003   1st (partial)    April 28, 2003        May 8, 2003            $0.206469
 2003   2nd              July 28, 2003         August 7, 2003         $0.458087
 2003   3rd              October 31, 2003      November 10, 2003      $0.422674
 2003   4th              January 26, 2004      February 5, 2004       $0.391066
 2004   1st              April 30, 2004        May 10, 2004           $0.415634
 2004   2nd              July 26, 2004         August 5, 2004         $0.415315
 2004   3rd              October 25, 2004      November 4, 2004       $0.476196
 2004   4th              February 1, 2005      February 11, 2005      $0.426076
 2005   1st              April 29, 2005        May 9, 2005            $0.481242
 2005   2nd              July 25, 2005         August 4, 2005         $0.514542


Distributions since the third quarter of 2004 have been paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. The next cash distribution will be paid by November 15, 2005.

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

         In accordance with our partnership agreement we have the continuing right to create additional net profits interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interests identical to the Net Profits Interests created upon our formation. One such interest, called the 2003/2004 NPI, resulted from transferring various properties to the operating partnership subject to a Net Profits Interest. As of June 30, 2005 cumulative costs and expenses attributable to the 2003/2004 NPI exceeded cumulative revenues by $966,000, an amount which we refer to as the 2003/2004 NPI deficit. The 2005 NPI deficit was $47,000. OUR FINANCIAL STATEMENTS DO NOT REFLECT ACTIVITY ATTRIBUTABLE TO PROPERTIES SUBJECT TO NET PROFITS INTERESTS THAT ARE IN A DEFICIT STATUS. CONSEQUENTLY, REVENUES, EXPENSES, PRODUCTION SALES VOLUMES AND PRICES SET FORTH HEREIN DO NOT REFLECT AMOUNTS ATTRIBUTABLE TO THE 2003/2004 NPI OR THE 2005 NPI PROPERTIES; INFORMATION CONCERNING ACREAGE OWNED AND DRILLING ACTIVITY ATTRIBUTABLE TO
THESE PROPERTIES IS INCLUDED.

Commodity Price Risks

         Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three and Six Months Ended June 30, 2005 as compared to Three and Six Months
   Ended June 30, 2004

         Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in crude oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

                                          Three Months Ended    Six Months Ended
                                       -----------------------  ----------------
                                           June 30,   March 31,      June 30,
                                       -------------- --------- ----------------
Accrual Basis Sales Volumes:             2005    2004    2005       2005    2004
----------------------------           ------- ------- -------    ------- ------
Net Profits Interests Gas Sales (mmcf)   1,215   1,352   1,223     2,438   2,699
Net Profits Interests Oil Sales (mbbls)      3       2       2         5       4
Royalty Properties Gas Sales (mmcf)        974     822     890     1,864   1,710
Royalty Properties Oil Sales (mbbls)        90      67      80       170     147

Weighted Average Sales Price:
Net Profits Interests Gas Sales ($/mcf) $ 6.64  $ 5.81  $ 6.18    $ 6.41  $ 5.64
Net Profits Interests Oil Sales ($/bbl) $47.31  $35.25  $40.55    $44.17  $32.28
Royalty Properties Gas Sales ($/mcf)    $ 6.19  $ 5.28  $ 5.42    $ 5.82  $ 5.16
Royalty Properties Oil Sales ($/bbl)    $48.70  $36.90  $42.50    $45.78  $34.21

Production Costs Deducted
Under the Net Profits
  Interests ($/mcfe) (1)                $ 1.45  $ 1.23  $ 1.27    $ 1.36  $ 1.16
________________________________________________________
(1) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

        Oil sales volumes attributable to our Royalty Properties during the second quarter increased 34.3% from 67 mbbls in 2004 to 90 mbbls in 2005. Oil sales volumes attributable to our Royalty Properties during the first six months of 2005 increased 15.6% from 147 mbbls in 2004 to 170 mbbls in 2005. The increases in oil sales volumes are primarily attributable to the effects of the acquisition consummated in the third quarter of 2004 and to increased production from the Little Cedar Creek Fieldwide Unit in Conecuh County, Alabama and the T-Patch Field in Starr County, Texas (see discussion below).

        Natural gas sales volumes attributable to our Royalty Properties during the second quarter increased 18.5% from 822 mmcf in 2004 to 974 mmcf in 2005. Natural gas sales volumes attributable to our Royalty Properties during the first six months of 2005 increased 9% from 1,710 in 2004 to 1,864 mmcf in 2005. The increases in gas sales volumes are primarily attributable to the effects of the acquisition consummated in the third quarter of 2004 and to increased production from the T-Patch Field in Starr County, Texas (see discussion below).

        Oil sales volumes attributable to our Net Profits Interests during the second quarter and first six months of 2005 were virtually unchanged when compared to the same periods of 2004. Natural gas sales volumes attributable to our Net Profits Interests during the second quarter and first six months of 2005 decreased from the same periods of 2004. Second quarter sales of 1,215 mmcf during 2005 were 10.1% less than 1,352 mmcf during 2004. First six months sales of 2,438 mmcf during 2005 were 9.7% less than 2,699 mmcf during 2004. Decreases were a result of natural reservoir decline. Natural gas and crude oil sales volumes and prices from the 2003/2004 NPI and the 2005 NPI properties are excluded from the above table. See 'Overview' above.

        Weighted average oil sales prices attributable to the Partnership's interest in Royalty Properties increased 32% from $36.90 per bbl during the second quarter 2004 to $48.70 per bbl during the second quarter 2005 and 33.8% from $34.21 per bbl during the first half of 2004 to $45.78 per bbl during the first half of 2005. Similarly, second quarter weighted average Partnership natural gas sales prices from Royalty Properties increased 17.2% from $5.28 per mcf during 2004 to $6.19 per mcf during 2005 and six months ended June 30 weighted average Partnership natural gas sales prices increased 12.8% from $5.16 per mcf during 2004 to $5.82 per mcf during 2005. Both oil and natural gas price increases resulted from changing market conditions.

        Second quarter weighted average oil sales prices from the Net Profits Interests' properties increased 34.2% from $35.25 per bbl in 2004 to $47.31 per bbl in 2005. Similarly, the first six months' Net Profits Interests' oil sales prices increased 36.8% from $32.28 per bbl in 2004 to $44.17 per bbl in 2005. Weighted average natural gas sales prices attributable to the Net Profits Interests increased during the second quarter and first six months of 2005 compared to the same periods of 2004. Second quarter natural gas sales prices of $6.64/mcf in 2005 were 14.3% greater than $5.81/mcf in 2004. First six month 2005 prices increased 13.7% to $6.41/mcf from $5.64/mcf. Changing market conditions resulted in the increased oil and natural gas sales prices.

        In an effort to provide the reader with information concerning prices of oil and gas sales that correspond to our quarterly distributions, management calculates the weighted average price by dividing gross revenues received by the net volume of the corresponding product without regard to the timing of the production to which such sales may be attributable. This "indicated price" does not necessarily reflect the contract terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between the Partnership's cash receipts and the timing of the production of oil and gas may be described generally, actual cash receipts may be materially impacted by purchasers' release of suspended funds and by prior period adjustments.

        Cash receipts attributable to the Partnership's Net Profits Interests during the second quarter totaled $6,208,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during February through April 2005. The weighted average indicated prices for oil and gas sales during the second quarter attributable the Net Profits Interests were $46.02/bbl and $6.46/mcf, respectively.

        Cash receipts attributable to the Partnership's Royalty Properties during the second quarter totaled $9,600,000. These receipts generally reflect oil sales during March through May 2005 and gas sales during February through April 2005. The weighted average indicated prices for oil and gas sales during the second quarter attributable the Royalty Properties were $45.88/bbl and $6.06/mcf, respectively.

        Our second quarter net operating revenues increased 26.8% from $13,380,000 during 2004 to $16,962,000 during 2005. Net operating revenues for the first six months of 2005 increased 16.9% from $26,821,000 to $31,359,000 during 2004. Both such quarterly and half year increases resulted primarily from increased natural gas prices and crude oil prices.

        Costs and expenses increased 9.3% from $6,267,000 during the second quarter of 2004 to $6,851,000 during the second quarter of 2005, while six months ended June 30 costs and expenses increased 3.4% from $12,993,000 during 2004 to $13,435,000 during 2005. Such increases primarily resulted from increased depletion and amortization, and increased production taxes associated with increased revenues.

        Other income (expense) was $7,000 during the three month period ended June 30, 2005 compared to $176,000 during the same period of 2004 due to recognition of a legal judgment for $184,000 during the second quarter of 2004. Other income (expense) for the six month period ended June 30, 2005 was $19,000 compared to $95,000 for the same period of 2004. The first six months of 2004 include expenses of $87,000 attributable to evaluation of property acquisitions which were not consummated. Investment income increased 284.2% from $19,000 in the second quarter of 2004 to $73,000 in the same period of 2005, and increased 244.4% from $36,000 in the first six months of 2004 to $124,000 in the same period of 2005 as a result of increased cash flows and higher interest rates.

        Depletion and amortization increased 6.8% during the three month period ending June 30 and 1.7% during the six month period ended June 30. The increases from $5,022,000 and $10,323,000 during 2004, respectively, to $5,365,000 and $10,502,000 during 2005, resulted from increased production offset by increased reserves due to the addition of properties to the base at the end of the third quarter of 2004 and recent drilling activity.

        We received cash payments in the amount of $189,000 from various sources during the second quarter of 2005 including lease bonuses attributable to 28 leases and pooling elections located in ten counties and parishes in two states. These leases reflected royalty terms ranging up to 30% and lease bonuses ranging up to $500/acre.

        We received division orders for, or otherwise identified 80 new wells completed on our Royalty Properties and Net Profit Interests in 33 counties and parishes in nine states during the second quarter of 2005. The operating partnership elected to participate in four wells to be drilled on our Net Profits Interests located in three counties in three states. Selected new wells and the royalty interests owned therein by us and the working interests and net revenue interests owned therein by the operating partnership are summarized in the following table:

                                                                     Test Rates
                                                       Ownership       per day
                                                      ------------ -------------
          County/                                                    Gas,   Oil,
State     Parish         Operator   Well Name         WI(1) NRI(1)   mcf    bbls
-----     -------        --------   ----------------- ----  ------  ------ -----


Royalty Properties
--------------------
Oklahoma  Beckham        Apache     Perryman 6-25       --      1.5% 3,205    6
Oklahoma  Roger Mills    Samson     Shasta 1-27         --      2.8% 1,383   --
Texas     Starr          Petrohawk  Cleopatra 4         --      1.6% 2,996   41
Texas     Dewitt         Hurd       Kornfuehrer         --      1.2% 2,148   24
Louisiana Bienville      El Paso    Poole A-2           --      1.1% 1,395   95

Net Profits Interests
---------------------
Montana   Richland       Headington Childers 24X-2      2.0%    1.4%   237  511
Arkansas  Van Buren      SEECO      Hillis 1-27         6.3%    6.3%   880   --
Oklahoma  Roger Mills    JMA        Hutson Farms 5-18   1.6%    1.6% 3,050    8
____________________________________
(1)    WI and NRI mean working interest and net revenue interest, respectively.

T-PATCH (REKLAW OSO) FIELD, STARR COUNTY, TEXAS We disclosed in our Form 10-K for 2004 and Form 10 Q for the quarter ended March 31, 2005 the results of activity on lands located in South Texas in which we own a royalty interest. We previously omitted the identity of the operator, well names and location of this property due to confidentiality restrictions. The operator of this property, EOG Resources, Inc. has filed completion and production reports with the Texas Railroad Commission for some of the wells located in this field. Five wells have been drilled and completed on lands in which we own a 5.12% net revenue interest. A sixth well is currently undergoing completion operations and a seventh well has been permitted to a proposed total depth of 10,000 feet. We received $181,725 during the first quarter of 2005 attributable to production during December 2004 and January 2005 from the first two wells. We received $765,527 during the second quarter of 2005 attributable to production from the first five wells during February, March and April 2005. Management has observed significant variance in flow rates and production declines from these wells and cautions the reader from estimating future performance based on the limited history available.

        Second quarter net earnings allocable to common units increased 39% from $7,128,000 during 2004 to $9,910,000 during 2005. First six month common unit net earnings increased 29.2% from $13,613,000 during 2004 to $17,582,000 during 2005. Increased crude oil and natural gas sales prices primarily resulted in increased net earnings of common units.

        Net cash provided by operating activities increased 29.8% from $11,741,000 during the second quarter 2004 to $15,242,000 during the second quarter 2005. Similarly, net cash from operating activities for the first six months increased 25.5% from $23,518,000 in 2004 to $29,508,000 in 2005. The principal reason for such increases is increased crude oil and natural gas sales prices.

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


Liquidity and Working Capital

        Cash and cash equivalents totaled $15,449,000 at June 30, 2005 and $12,365,000 at December 31, 2004.


Expenses and Capital Expenditures

         The operating partnership does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone or the Council Grove formations or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton. Successful activities by others in these formations or other developments underway could prompt a reevaluation of this position. Any such drilling is estimated to cost $250,000 to $300,000 per well. The operating partnership anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton but is unable to predict the cost as a specific engineering study is required for each fracture treatment. Two second quarter 2005, fracture treatments in these properties have cost approximately $60,000 per well. One fracture treatment thus far failed to improve production while the other improved profuction from 131 mcf per day to 250 mcf per day while also increasing well shut-in pressure. The wells did not require casing repairs. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

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

Absence of Interest Rate and Currency Exchange Rate Risk

         We are prohibited from incurring any debt, other than trade debt as discussed previously in this document. Therefore, we do not expect interest rate risk to be material to us. We do not anticipate engaging in transactions in foreign currencies which could expose us to foreign currency related market risk.


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

        a) We held our Annual Unitholders meeting on Wednesday, May 4, 2005 in Dallas Texas.

        b) Proxies were solicited by the Board of Managers pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees listed in the proxy statement and all of such nominees were duly elected.

        c) The only matter voted on at the meeting was the election of the three nominees to the Board of Managers. Out of the 28,240,431 units issued and outstanding and entitled to vote at the meeting, 26,323,553 units were present in person or by proxy. The results were as follows:

                                                Votes
                                  Votes        Withheld      Broker
               Nominee         for Election  from Election  Non-Votes
         ------------------    ------------  -------------  ---------
         Buford P. Berry         26,050,762      272,791    1,916,878
         Rawles Fulgham          26,261,102       62,451    1,916,878
         C.W. "Bill" Russell     26,282,226       41,327    1,916,878

Item 5.  Other Information
         None.

Item 6.  Exhibits
         See the attached Index to Exhibits.







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DORCHESTER MINERALS, L.P.

                                 By:      Dorchester Minerals Management LP,
                                          its General Partner,

                                 By: Dorchester Minerals Management GP LLC, its General Partner




                                          /s/ William Casey McManemin
                                          --------------------------------
                                              William Casey McManemin
Date: August 3, 2005                          Chief Executive Officer





                                        /s/ H.C. Allen, Jr.
                                        ---------------------------------
                                            H.C. Allen, Jr.
Date: August 3, 2005                        Chief Financial Officer

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

31.2 Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

32.2 Certification of Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350 (contained within Exhibit 32.1 hereto)