Form 10-Q
period 2005-09-30
DORCHESTER MINERALS LP
filed 2005-11-03
CIK 1172358

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



                For the Quarterly Period Ended September 30, 2005
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

     As of November 3, 2005, 28,240,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS


PART I.........................................................................3

   ITEM 1. FINANCIAL INFORMATION...............................................3

     CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND
        DECEMBER 31, 2004......................................................4

     CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
        SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)................................5

     CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED
        SEPTEMBER 30,2005 AND 2004 (UNAUDITED).................................6

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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                    September 30,  December 31,
                                                         2005          2004
                                                    ------------- -------------
                                                     (unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents.......................  $ 17,526     $ 12,365
     Trade receivables...............................     8,194        5,389
     Net profits interest receivable - related party.     6,613        4,750
     Note receivable - related party.................       117          155
     Prepaid expenses ...............................        37           25
                                                       --------     --------
         Total current assets........................    32,487       22,684


Properties and leasehold improvements - at cost:
     Oil and natural gas properties (full cost method)  291,875      291,855
     Less full cost depletion .......................   124,958      108,834
                                                       --------      -------
       Total.........................................   166,917      183,021

     Leasehold improvements..........................       512          480
     Less amortization...............................        48           12
                                                       --------      -------
         Total ......................................       464          468
                                                       --------     --------
     Net properties and leasehold improvements.......   167,381      183,489
                                                       --------     --------

         Total assets................................  $199,868     $206,173
                                                       ========     ========

                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities
     Accounts payable and other current liabilities..  $  1,180     $    669
                                                       --------     --------
          Total current liabilities..................     1,180          669
                                                       --------     --------

Deferred rent incentive..............................       336          366
                                                       --------      -------
          Total liabilities..........................     1,516        1,035
                                                       --------      -------
Commitments and contingencies

Partnership capital:
     General partner.................................     7,651        7,807
     Unitholders.....................................   190,701      197,331
                                                       --------     --------
          Total partnership capital..................   198,352      205,138
                                                       --------     --------
Total liabilities and partnership capital............  $199,868     $206,173
                                                       ========     ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                     (In Thousands except Earnings per Unit)
                                  (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                            ----------------- ------------------
                                              2005    2004      2005     2004
                                            ------- --------- -------- ---------
Operating revenues:
     Net profits interests................. $ 8,755 $, 5,775  $21,329  $ 18,061
     Royalties.............................  14,442    7,822   33,077    21,677
     Lease bonus...........................     456      836      606     1,516
                                            ------- --------- -------- ---------
     Total operating revenues..............  23,653   14,433   55,012    41,254

Cost and expenses:
     Operating, including production taxes.   1,028      687    2,501     1,767
     Depletion and amortization............   5,659    5,103   16,161    15,426
     General and administrative expenses...     612      800    2,072     2,390
                                            ------- --------- --------  --------
Total costs and expenses...................   7,299    6,590   20,734    19,583
                                            ------- --------- -------- ---------

Operating income ..........................  16,354    7,843   34,278    21,671

Other income (expense), net:
     Investment income.....................      95       33      219        69
     Other income (expense), net...........     (46)      17      (27)      112
                                            ------- --------- -------- ---------
     Total other income (expense), net.....      49       50      192       181
                                            ------- --------- -------- ---------

Net earnings .............................. $16,403 $  7,893  $34,470  $ 21,852
                                            ======= ========= ======== =========
Allocation of net earnings:
     General partner....................... $   461 $    211  $   946  $    557
                                            ======= ========= ======== =========
     Unitholders........................... $15,942 $  7,682  $33,524  $ 21,295
                                            ======= ========= ======== =========
Net earnings per common unit (basic
  and diluted)............................. $  0.57 $   0.29  $  1.19  $   0.79
                                            ======= ========= ======== =========

Weighted avg. common units outstanding.....  28,240   27,053   28,240    27,044
                                            ======= ========= ======== =========


            The accompanying condensed notes are an integral part of
                           these financial statements.

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                          2005         2004
                                                       ---------     --------

Net cash provided by operating activities. ........... $  46,526     $ 36,836

Cash flows used in investing activities:
        Adjustment related to acquisition of
           royalty interests..........................       --         1,068
        Capital expenditures..........................      (109)        (128)
                                                        --------      --------
Net cash used in investing activities                       (109)         622

Cash flows used in financing activities:
        Distributions paid to general partner
          and unitholders.............................   (41,256)     (33,889)
                                                        --------     --------

Increase in cash and cash equivalents.................     5,161        3,569

Cash and cash equivalents at January 1,...............    12,365       10,881
                                                        --------    ---------
Cash and cash equivalents at September 30,............ $  17,526    $  14,450
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


2. CONTINGENCIES: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma. Dorchester Minerals Operating LP, owned directly and indirectly by our general partner, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The suit is currently pending in the District Court and discovery is partially completed by the plaintiffs and defendants. The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements with defendants in the 1930s to the 1950s. Plaintiffs' claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, and fraud. Plaintiffs also seek certification of class action against defendants. On October 1, 2004, the plaintiffs severed claims against Dorchester Minerals Operating LP regarding royalty underpayments. Dorchester Minerals Operating LP believes plaintiffs' claims, including severed claims, are completely without merit. Based upon past measurements of such domestic gas usage, Dorchester Minerals Operating LP believes the domestic gas damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

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


3. DISTRIBUTIONS TO HOLDERS OF COMMON UNITS: Since the Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been or will be:


 Year     Quarter          Record Date           Payment Date           Amount
 ----   -------------    ----------------      ----------------       ---------
 2003   1st (partial)    April 28, 2003        May 8, 2003            $0.206469
 2003   2nd              July 28, 2003         August 7, 2003         $0.458087
 2003   3rd              October 31, 2003      November 10, 2003      $0.422674
 2003   4th              January 26, 2004      February 5, 2004       $0.391066
 2004   1st              April 30, 2004        May 10, 2004           $0.415634
 2004   2nd              July 26, 2004         August 5, 2004         $0.415315
 2004   3rd              October 25, 2004      November 4, 2004       $0.476196
 2004   4th              February 1, 2005      February 11, 2005      $0.426076
 2005   1st              April 29, 2005        May 9, 2005            $0.481242
 2005   2nd              July 25, 2005         August 4, 2005         $0.514542
 2005   3RD              October 24, 2005      November 3, 2005       $0.577287

        Distributions since the third quarter of 2004 have been paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. The next cash distribution will be paid by February 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

        We own producing and non-producing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 585 counties and parishes in 25 states.

         Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds the working interest properties previously owned by Dorchester Hugoton and a minor portion of mineral interest properties previously owned by Republic and Spinnaker. We refer to Dorchester Minerals Operating LP as the "operating partnership." We directly and indirectly own a 96.97% net profits overriding royalty interest in these properties. We refer to our net profits overriding royalty interest in these properties as the Net Profits Interests. After the close of each month, we receive a payment equaling 96.97% of the net proceeds actually received during that month from the properties subject to the Net Profits Interests.

         In accordance with our partnership agreement we have the continuing right to create additional net profits interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interest identical to the Net Profits Interests created upon our formation. Net profits overriding royalty interests do not generate unrelated business taxable income. One such interest, called the 2003/2004 NPI, resulted from transferring various properties to the operating partnership subject to a Net Profits Interest. As of September 30, 2005 cumulative costs and expenses attributable to the 2003/2004 NPI properties exceeded cumulative revenues by $683,000, an amount which we refer to as the 2003/2004 NPI deficit. The 2005 NPI deficit was $66,000. Our financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status. Consequently, revenues, expenses, production sales volumes and prices set forth herein do not reflect amounts attributable to the 2003/2004 NPI or the 2005 NPI properties; information concerning acreage owned and drilling activity attributable to these properties is included herein.



Commodity Price Risks

        Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three and Nine Months Ended September 30, 2005 as compared to Three and Nine Months Ended September 30, 2004

         Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in crude oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

                                          Three Months Ended   Nine Months Ended
                                       ----------------------- -----------------
                                        September 30,  June 30,   September 30,
                                       -------------- --------- ----------------
Accrual Basis Sales Volumes:             2005    2004    2005       2005    2004
----------------------------           ------- ------- -------    ------- ------
Net Profits Interests Gas Sales (mmcf)   1,228   1,343   1,215     3,666   4,042
Net Profits Interests Oil Sales (mbbls)      2       2       3         7       6
Royalty Properties Gas Sales (mmcf)      1,097     831     974     2,961   2,541
Royalty Properties Oil Sales (mbbls)        94      73      90       264     220

Weighted Average Sales Price:
Net Profits Interests Gas Sales ($/mcf) $ 8.49  $ 5.42  $ 6.64    $ 7.10  $ 5.56
Net Profits Interests Oil Sales ($/bbl) $57.20  $38.14  $47.31    $48.84  $34.16
Royalty Properties Gas Sales ($/mcf)    $ 8.22  $ 5.89  $ 6.19    $ 6.71  $ 5.40
Royalty Properties Oil Sales ($/bbl)    $57.78  $40.10  $48.70    $50.04  $36.17

Production Costs Deducted
Under the Net Profits
  Interests ($/mcfe) (1)                $ 1.48  $ 1.21  $ 1.45    $ 1.40  $ 1.18
________________________________________________________
(1) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

         Oil sales volumes attributable to our Royalty Properties during the third quarter increased 29% from 73 mbbls in 2004 to 94 mbbls in 2005. Oil sales volumes attributable to our Royalty Properties during the first nine months of 2005 increased 20% from 220 mbbls in 2004 to 264 mbbls in 2005. The increases in oil sales volumes are primarily attributable to the effects of the acquisition consummated at the end of the third quarter of 2004 and to increased production from the Little Cedar Creek Fieldwide Unit in Conecuh County, Alabama and the T-Patch Field in Starr County, Texas (see discussion below).

         Natural gas sales volumes attributable to our Royalty Properties during the third quarter increased 32% from 831 mmcf in 2004 to 1,097 mmcf in 2005. Natural gas sales volumes attributable to our Royalty Properties during the first nine months of 2005 increased 17% from 2,541 in 2004 to 2,961 mmcf in 2005. The increases in gas sales volumes are primarily attributable to the effects of the acquisition consummated at the end of the third quarter of 2004 and to increased production from the T-Patch Field in Starr County, Texas
(see discussion below).

         We have not identified any specific impact of Hurricanes Katrina or Rita on our Royalty Properties other than to production from the Port Hudson Field located near Baton Rouge, Louisiana. We have been advised by the operator of this property that production was shut-in or curtailed for the entire month of September 2005. We have further been advised that production from this property has not returned, and may not return to levels observed prior to the September shut-in and curtailment. As a royalty owner, we are unable to estimate any other impact that pipeline or processing facility curtailments may have on sales volumes from our Royalty Properties, although we expect any such curtailments to be immaterial and temporary. Consequently, we estimate total net oil and gas sales volumes attributable to our Royalty Properties were reduced by less than 1.0% and 1.0%, respectively, due to the effects of Hurricanes Katrina and Rita during the third quarter.

         Oil sales volumes attributable to our Net Profits Interests during the third quarter and first nine months of 2005 were virtually unchanged when compared to the same periods of 2004. Natural gas sales volumes attributable to our Net Profits Interests during the third quarter and first nine months of 2005 decreased from the same periods of 2004. Third quarter sales of 1,228 mmcf during 2005 were 9% less than 1,343 mmcf during 2004. First nine months sales of 3,666 mmcf during 2005 were 9% less than 4,042 mmcf during 2004. Decreases were a result of natural reservoir decline. Natural gas and crude oil sales volumes and prices from the 2003/2004 NPI and the 2005 NPI properties are excluded from the above table. See "Overview" above.

         Our Net Profits Interests properties are generally located in the Mid-Continent, Permian Basin and Rocky Mountain regions and as such were not materially affected by Hurricanes Katrina and Rita. We are not aware of any curtailments experienced by our Net Profits Interests due to temporary transportation or processing disruptions.

         Weighted average oil sales prices attributable to the Partnership's interest in Royalty Properties increased 44% from $40.10 per bbl during the third quarter of 2004 to $57.78 per bbl during the third quarter of 2005 and 38% from $36.17 per bbl during the first nine months of 2004 to $50.04 per bbl during the first nine months of 2005. Similarly, third quarter weighted average Partnership natural gas sales prices from Royalty Properties increased 40% from $5.89 per mcf during 2004 to $8.22 per mcf during 2005. Nine months ended September 30 weighted average Partnership natural gas sales prices increased 24% from $5.40 per mcf during 2004 to $6.71 per mcf during 2005. Both oil and natural gas price increases resulted from changing market conditions.

         Third quarter weighted average oil sales prices from the Net Profits Interests' properties increased 50% from $38.14 per bbl in 2004 to $57.20 per bbl in 2005. Similarly, the first nine months' Net Profits Interests' oil sales prices increased 43% from $34.16 per bbl in 2004 to $48.84 per bbl in 2005. Weighted average natural gas sales prices attributable to the Net Profits Interests increased during the third quarter and first nine months of 2005 compared to the same periods of 2004. Third quarter natural gas sales prices of $8.49/mcf in 2005 were 57% greater than $5.42/mcf in 2004. First nine month 2005 prices increased 28% to $7.10/mcf from $5.56/mcf in 2004. Changing market conditions resulted in the increased oil and natural gas sales prices.

         In an effort to provide the reader with information concerning prices of oil and gas sales that correspond to our quarterly distributions, management calculates the weighted average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable. This "indicated price" does not necessarily reflect the contract terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between the Partnership's cash receipts and the timing of the production of oil and gas may be described generally, actual cash receipts may be materially impacted by purchasers' release of suspended funds and by prior period adjustments.

         Cash receipts attributable to the Partnership's Net Profits Interests during the third quarter totaled $6,760,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during May through July 2005. The weighted average indicated prices for oil and gas sales during the third quarter attributable to the Net Profits Interests were $47.76/bbl and $6.78/mcf, respectively.

         Cash receipts attributable to the Partnership's Royalty Properties during the third quarter totaled $10,429,000. These receipts generally reflect oil sales during June through August 2005 and gas sales during May through July 2005. The weighted average indicated prices for oil and gas sales during the third quarter attributable to the Royalty Properties were $53.03/bbl and $6.37/mcf, respectively.

         Our third quarter net operating revenues increased 64% from $14,433,000 during 2004 to $23,653,000 during 2005. Net operating revenues for the first nine months of 2005 increased 33% from $41,254,000 during 2004 to $55,012,000.
Both such quarterly and nine-month increases resulted primarily from increased natural gas prices and crude oil prices.

         Costs and expenses increased 11% from $6,590,000 during the third quarter of 2004 to $7,299,000 during the third quarter of 2005, while nine months ended September 30 costs and expenses increased 6% from $19,583,000 during 2004 to $20,734,000 during 2005. Such increases primarily resulted from increased depletion and amortization, and increased production and ad valorem taxes associated with increased revenues.

         Other income (expense) was $49,000 during the three month period ended September 30, 2005 compared to $50,000 during the same period of 2004. During 2005 increased investment income was offset by expenses of $57,000 attributable to evaluation of property acquisitions which were not consummated. Other income (expense) for the nine month period ended September 30, 2005 was $192,000 compared to $181,000 for the same period of 2004. The first nine months of 2004 include expenses of $87,000 attributable to evaluation of property acquisitions which were not consummated. Investment income increased 188% from $33,000 in the third quarter of 2004 to $95,000 in the same period of 2005, and increased 217% from $69,000 in the first nine months of 2004 to $219,000 in the same period of 2005 as a result of increased cash flows and higher interest rates.

         Depletion and amortization increased 11% during the three month period ending September 30 and 5% during the nine month period ended September 30. The increases from $5,103,000 and $15,426,000 during 2004, respectively, to $5,659,000 and $16,161,000 during 2005, resulted from increased production offset by increased reserves due to the addition of properties to the base at the end of the third quarter of 2004 and recent drilling activity.

         We received cash payments in the amount of $488,000 from various sources during the third quarter of 2005 including lease bonuses attributable to 14 leases and pooling elections located in nine counties and parishes in two states. These leases reflected royalty terms ranging up to 30% and lease bonuses ranging up to $800/acre.

         We received division orders for, or otherwise identified, 59 new wells completed on our Royalty Properties and Net Profit Interests in 29 counties and parishes in seven states during the third quarter of 2005. The operating partnership elected to participate in eighteen wells to be drilled on our Net Profits Interests located in four counties in three states. Selected new wells and the royalty interests owned therein by the operating partnership are summarized in the following table:

                                                                     Test Rates
                                                       Ownership       per day
                                                      ------------ -------------
          County/                                                    Gas,   Oil,
State     Parish     Operator   Well Name             WI(1) NRI(1)   mcf    bbls
-----     -------    --------   -----------------     ----  ------  ------ -----


Royalty Properties
--------------------
Oklahoma  Beckham    St. Mary   William 3-1             --    1.2%   2,179   87
Oklahoma  Custer     Apache     Nellie McConnell        --    1.3%   1,615   10
Texas     Starr      EOG        Southwest Texas Corp 4  --    5.1%   1,376   57
Texas     Starr      EOG        Southwest Texas Corp 5  --    5.1%   4,344  132
Texas     Crockett   Bluegrass  Simpson Canyon 3045     --    1.5%     175  290
Texas     Tyler      Anadarko   Wheat Mineral Trust 2   --    1.5%   2,832  548

Net Profits Interests
---------------------
Oklahoma  Roger Mills Chesapeake Fowler 3-6            1.5%    1.5%  2,679   40
Oklahoma  Roger Mills Chesapeake Alexander 1-30        1.5%    1.5%  2,017   13
Oklahoma  Roger Mills JMA        Hutson Farms 2-18     1.6%    1.6%  6,113   12
____________________________________
(1)    WI and NRI mean working interest and net revenue interest, respectively.

        T-Patch (Reklaw OSO) Field, Starr County, Texas - The operator of this property, EOG Resources, Inc. has filed completion and production reports with the Texas Railroad Commission for some of the wells located in this field. Seven wells have been drilled and completed on lands in which we own a 5.12% net revenue interest. One additional well has been proposed to be drilled to a total depth of 10,000 feet. We received $181,725 during the first quarter of 2005 attributable to production during December 2004 and January 2005 from the first two wells. We received $765,527 during the second quarter of 2005 attributable to production during February, March and April 2005 from the first five wells. We received $1,008,930 during the third quarter attributable to production during May, June and July, 2005 from the first six wells. Management has observed significant variance in flow rates and production declines from these wells and cautions the reader from estimating future performance based on the limited history available.

         Third quarter net earnings allocable to common units increased 108% from $7,682,000 during 2004 to $15,942,000 during 2005. First nine month common unit net earnings increased 57% from $21,295,000 during 2004 to $33,524,000 during 2005. Increased crude oil and natural gas sales prices primarily resulted in increased net earnings of common units.

         Net cash provided by operating activities increased 28% from $13,318,000 during the third quarter of 2004 to $17,018,000 during the third quarter of 2005. Similarly, net cash from operating activities for the first nine months increased 26% from $36,836,000 in 2004 to $46,526,000 in 2005. The principal reason for such increases is increased crude oil and natural gas sales prices.

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


Liquidity and Working Capital

         Cash and cash equivalents totaled $17,526,000 at September 30, 2005 and $12,365,000 at December 31, 2004.


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

         In 1998, Oklahoma regulations removed production quantity restrictions in the Guymon-Hugoton field, and did not address efforts by third parties to persuade Oklahoma to permit infill drilling in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities are unpredictable. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests. No additional compression affecting the wells formerly owned by Dorchester Hugoton has been installed since 2000 by operators on adjoining acreage. The operating partnership believes it now has sufficient field compression and permits for vacuum operation to remain competitive with adjoining operators for the foreseeable future.


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

         The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling test calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to earnings. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

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

Market Risk Related to Oil and Natural Gas Prices

         Essentially all of our assets and sources of income are from the Net Profits Interests and the Royalty Properties, which generally entitle us to receive a share of the proceeds based on oil and natural gas production from those properties. Consequently, we are subject to market risk from fluctuations in oil and natural gas prices. Pricing for oil and natural gas production has been volatile and unpredictable for several years. We do not anticipate entering into speculative or financial hedging activities intended to reduce our exposure to oil and natural gas price fluctuations.

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

                                 DORCHESTER MINERALS, L.P.

                                 By:      Dorchester Minerals Management LP,
                                          its General Partner,

                                 By: Dorchester Minerals Management GP LLC, its General Partner




                                          /s/ William Casey McManemin
                                          --------------------------------
                                              William Casey McManemin
Date: November 3, 2005                        Chief Executive Officer





                                          /s/ H.C. Allen, Jr.
                                          ---------------------------------
                                              H.C. Allen, Jr.
Date: November 3, 2005                        Chief Financial Officer

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