Form 10-K
period 2005-12-31
DORCHESTER MINERALS LP
filed 2006-03-08
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-0551518
(State of incorporation)	(I.R.S. employer identification number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $369,775,851.33 as of June 30, 2005, based on $23.924 per unit, the closing price of the common units as reported on the NASDAQ National Market on such date.

Number of Common Units outstanding as of March 8, 2006: 28,240,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2006 Annual Meeting of Unitholders to be held on May 3, 2006, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2005.

PART I.

ITEM 1.	BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003 upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership and Republic and Spinnaker were private Texas limited partnerships. Our common units are listed on the NASDAQ National Market. American Stock Transfer & Trust Company is our Registrar and Transfer Agent. Their address and telephone number is 59 Maiden Lane, New York, NY 10038, (800) 937-5449. Our executive offices are located at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, 75219-4541 and our telephone number is (214) 559-0300. We do not have an Internet website. We will provide electronic or paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission, free of charge upon written request to us at our executive offices. In this report, the term “Partnership”, as well as the terms “us,” “our,” “we,” and “its,” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

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

Our business may be described as the acquisition, ownership and administration of Net Profits Interests and Royalty Properties. The Net Profits Interests represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 573 counties and parishes in 25 states.

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

Basis of Presentation

Prior to January 31, 2003 we had no operations. The combination transaction consummated on that date among Dorchester Hugoton, Republic and Spinnaker was treated as a purchase by Dorchester Hugoton for accounting purposes. In these circumstances, the financial condition, portions of the business and properties information, and the results of operations are required to be presented for the deemed accounting acquiror, Dorchester Hugoton, for all years ended on or before December 31, 2002. Our Partnership’s financial condition, portions of the business and properties information and the results of operations for the twelve-month period ended December 31, 2003 are required to consist of the one-month period ended January 31, 2003 for Dorchester Hugoton and the eleven-month period ended December 31, 2003 for our Partnership. Consequently, only the twelve month periods ending December 31, 2004 and 2005 contain exclusively Partnership information. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities, from time to time in exchange for the consideration and on the terms and conditions established by our general partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 20% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. On May 2, 2005, we filed a registration statement on Form S-4 with the Securities and Exchange Commission to register 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, none of the 5,000,000 units have been offered.

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

Customers and Pricing

The pricing of oil and natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited access to timely information, involvement, and operational control over the volumes of oil and natural gas produced and sold and the terms and conditions on which such volumes are marketed and sold.

The operating partnership sells most of its natural gas production to Williams Power Company, Inc. on a daily market price basis through October 2006. The operating partnership frequently reviews alternative gas purchasers. We believe that the loss of Williams Power by the operating partnership or the loss of any single customer would not have a material adverse effect on the results of our operations.

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

Employees

As of February 28, 2006, the operating partnership had 17 full-time employees in our Dallas, Texas office and nine full-time employees in field locations.

ITEM 1A.	RISK FACTORS

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

Oil and natural gas production facilities, transportation systems and storage facilities could be targets of terrorist attacks. These attacks could have a material adverse impact if certain oil and natural gas infrastructure integral to our operations were interrupted, damaged or destroyed, thus preventing the sale of oil and natural gas.

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

As the owner of a fractional undivided mineral or royalty interest, our ability to influence development of these nonproducing properties is severely limited. Also, since one of our stated business objectives is to avoid the generation of unrelated business taxable income, we are prohibited from participation in the development of our properties as a working interest or other expense-bearing owner. The decision to explore for oil and natural gas on these properties will be made by the operator and other working interest owners of each property (including our lessees) and may be influenced by factors beyond our control, including but not limited to oil and natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

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

Our partnership agreement obligates our general partner to use all reasonable efforts to avoid generating unrelated business taxable income. Accordingly, to acquire working interests we would have to arrange for them to be converted into overriding royalty interests, net profits interests, or another type of interest that does not generate unrelated business taxable income in a manner similar to the treatment of Dorchester Hugoton’s properties in the combination. Third parties may be less likely to deal with us than with a purchaser to which such a condition would not apply. These restrictions could prevent us from pursuing or completing business opportunities that might benefit us and our unitholders, particularly unitholders who are not tax-exempt investors.

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

Under the terms of the Net Profits Interests, virtually all costs that may be incurred in connection with the properties, including overhead costs that are not subject to an annual reimbursement limit, are deducted as production costs or excess production costs in determining amounts payable to us. Therefore, to the extent of the revenues from the burdened properties, we bear 96.97% of the costs of the working interest properties. If costs exceed revenues, we do not receive any payments under the Net Profits Interests. However, except as described below, we are not required to pay any excess costs.

The terms of the Net Profits Interests provide for excess costs that cannot be charged currently because they exceed current revenues to be accumulated and charged in future periods, which could result in our not receiving any payments under the Net Profits Interests until all prior uncharged costs have been recovered by the operating partnership. The practice of combining several years’ Net Profits Interests that have excess costs has enabled the operating partnership to recoup excess costs out of revenues from a greater number of properties, deferring to some degree payments to us with respect to such Net Profits Interests.

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

Our cash flow is subject to operating hazards and unforeseen interruptions for which we may not be fully insured.

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

Net income as reported for financial statement purposes is presented on an accrual basis in conformity with accounting principles generally accepted in the United States of America. Unitholder K-1 tax statements are calculated based on applicable tax conventions, and taxable income as calculated for each year will be allocated among unitholders who hold units on the last day of each month. Distributions, however, are calculated on the basis of actual cash receipts, changes in cash reserves, and disbursements during the relevant reporting period. Consequently, due to timing differences between the receipt of proceeds of production and the point in time at which the production giving rise to those proceeds actually occurs, net income reported on our financial statements and on unitholder K-1’s will not reflect actual cash distributions during that reporting period.

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

You should read these statements carefully because they may discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. Before you invest, you should be aware that the occurrence of any of the events herein described in “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our office in Dallas consists of 11,847 square feet of leased office space. The operating partnership owns a field office in Hooker, Oklahoma and leases part of an office in Amarillo, Texas.

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

In accordance with our partnership agreement we have the continuing right to create additional Net Profits Interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interest identical to the Net Profit Interests created upon our formation. One such interest was created in each of calendar years 2003, 2004 and 2005 by transferring various properties to the operating partnership subject to a Net Profit Interest. These interests were subsequently combined effective December 31, 2004 and 2005 and we refer to it as the 2003/2004/2005 NPI. As of December 31, 2005 cumulative costs and expenses, which include an interest equivalent, totaled $3,020,000 attributable to the 2003/2004/2005 NPI and exceeded cumulative revenues by $561,000, an amount which we refer to as the 2003/2004/2005 NPI deficit. Our financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status. Consequently, revenues, expenses, production sales volumes and prices, and oil and gas reserves set forth herein do not reflect amounts attributable to the 2003/2004/2005 NPI properties, but information concerning acreage owned and drilling activity thereon do reflect amounts attributable to these properties. All such deficits are borne 100% by our General Partner until the deficit is extinguished. Thereafter, we receive the 96.97% Net Profits Interests attributable to the previously deficit property groups.

Acreage Summary

The following tables set forth as of December 31, 2005 information concerning properties owned by the operating partnership and subject to the Net Profits Interests. Acreage amounts listed under Leasehold reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under Mineral reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership’s interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Leasehold	Total
Number of States	10	1	4	11
Number of Counties/Parishes	43	1	5	47
Gross Acres	44,227	640	87,847	132,714
Net Acres (where applicable)	4,763	—	81,165	85,928

The following table reflects the states in which the acreage amounts listed above are located.

	Leasehold		Mineral/Royalty		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	79,861	74,031	9,246	601	89,107	74,632
Kansas	7,035	7,035	640	20	7,675	7,055
All Others	951	99	34,981	4,142	35,932	4,241

Totals	87,847	81,165	44,867	4,763	132,714	85,928

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

Drilling Activity

During 2005, the operating partnership participated as a working interest or unleased mineral interest owner in 49 wells located on lands subject to the Net Profits Interest. These wells were located in 15 counties in seven states. As of December 31, 2005, 20 of these wells had been completed as producing oil or natural gas wells, one was deemed to be a dry hole and 12 were in various stages of drilling or completion operations. In addition, four wells that were drilling as of December 31, 2004 were completed as producing oil or natural gas wells during 2005. Selected new wells drilled in 2005 and the working and net revenue interests owned therein by the operating partnership are summarized in the following table:

				Ownership		Test Rates
State	County/Parish	Operator	Well Name	WI(1)	NRI(1)	Gas, mcf	Oil, bbls
Montana	Richland	Continental Res.	Carda 1-28H	5.9%	5.9%	—	789
Montana	Richland	Headington	Childers 24X-2	2.0%	1.4%	282	511
Oklahoma	Roger Mills	Chesapeake	Alexander 1-30	1.5%	1.5%	2,017	13
Oklahoma	Roger Mills	Chesapeake	Fowler 3-6	1.5%	1.5%	2,679	40
Oklahoma	Roger Mills	JMA	Hutson Farms 2-18	1.6%	1.6%	6,113	12
Oklahoma	Roger Mills	Chesapeake	Davis 1-30	1.5%	1.5%	2,836	—
Oklahoma	Roger Mills	JMA	Hutson Farms 1-18	1.6%	1.6%	3,608	9
Oklahoma	Roger Mills	JMA	Hutson Farms 4-18	1.6%	1.6%	2,406	3
Oklahoma	Roger Mills	JMA	Hutson Farms 3-18	1.6%	1.6%	1,900	3
Oklahoma	Roger Mills	JMA	Hutson Farms 5-18	1.6%	1.6%	2,946	—

(1)	WI and NRI mean working interest and net revenue interest, respectively.

Costs Incurred

The following table sets forth information regarding 100% of the costs incurred on a cash basis by the operating partnership during the periods indicated in connection with the properties underlying the Net Profits Interests.

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Acquisition costs (1)	$—	$213	$3
Development costs (1) (2)	1,295	1,038	1,393

	$1,295	$1,251	$1,396

(1)	Information prior to January 31, 2003 attributable to properties formerly owned by Republic and Spinnaker is excluded. We believe the exclusion of this information is immaterial.
(2)	The years ended December 31, 2003, 2004 and 2005 include $336,000, $875,000 and $1,086,000, respectively, attributable to the 2003/2004/2005 NPI.

Productive Well Summary

The following table sets forth as of December 31, 2005 the combined number of producing wells on the properties subject to the Net Profits Interests. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	176	116.7
Kansas	20	20.0
All others	105	5.9

Total	301	142.6

(1)	Multiple well units operated by someone other than the operating partnership and in which we own Net Profits Interests are included as one gross well.

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests in properties located in 573 counties and parishes in 25 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third party subscription services. Consequently, the exact number of wells producing from, or drilling on the Royalty Properties is not determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth as of December 31, 2005 a summary of our gross and net, where applicable, acres of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	17	18	8	25
Number of Counties/Parishes	464	190	140	35	573
Gross	2,256,669	586,418	243,038	35,398	3,121,523
Net (where applicable)	344,862	—	—	—	344,862

Our net interest in production from royalty, overriding royalty and leasehold interests is based on lease royalty and other third party contractual terms which vary from property to property. Consequently, net acreage ownership in these categories is not determinable. Our net interest in production from properties in which we own a royalty or overriding royalty interest may be affected by royalty terms negotiated by the mineral interest owners in such tracts and their lessees. Our interest in the majority of these properties is perpetual in nature. However, a minor portion of the properties are subject to terms and conditions pursuant to which a portion of our interest may terminate upon cessation of production.

The following table sets forth as of December 31, 2005 the combined summary of total gross and net (where applicable) acres of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	106,074	7,797	Missouri	334	43
Arkansas	46,951	15,113	Montana	281,991	62,630
California	924	162	Nebraska	3,360	257
Colorado	22,880	1,424	New Mexico	44,530	2,194
Florida	88,832	24,249	New York	23,077	18,440
Georgia	3,676	1,024	North Dakota	293,614	37,201
Illinois	4,729	885	Oklahoma	228,655	15,999
Indiana	303	113	Pennsylvania	9,511	4,653
Kansas	13,981	2,385	South Dakota	14,408	1,266
Kentucky	1,995	553	Texas	1,637,822	134,507
Louisiana	133,408	1,670	Utah	5,937	200
Michigan	54,367	2,623	Wyoming	28,128	1,057
Mississippi	72,036	8,417

Leasing Activity

We received cash payments in the amount of $1,734,000 from various sources during 2005, including lease bonus attributable to 69 leases and nine pooling elections and extensions of four leases in lands located in 26 counties and parishes in five states. These leases reflected bonus payments ranging up to $800/acre and initial royalty terms ranging up to 30%. Many of these leases contain additional overriding royalty interests, and provisions for optional working interest participation in subsequent wells, back-in working interests after payout or escalating royalty terms. These cash payments are reflected in our financial statements in various categories including, but not limited to, lease bonus and other income.

We received cash payments in the amount of $1,168,000 from various sources during the fourth quarter of 2005, including lease bonus attributable to 27 leases and pooling elections of our interests in lands located in 14 counties and parishes in four states. These leases reflected bonus payments ranging up to $700/acre and initial royalty terms ranging up to 30%. These cash payments are reflected in our financial statements in various categories including, but not limited to, lease bonus and other income.

The following table sets forth a summary of leases and pooling elections consummated during 2003 through 2005.

	2005	2004	2003
Consummated Leases
Number	78	42	27
Number of States	5	5	8
Number of Counties	26	26	20
Average Royalty	24.8%	24.0%	23.2%
Average Bonus, $/acre	$309	$256	$96
Total Lease Bonus	$1,680,000	$1,654,000	$252,000
Other Land Revenue	54,000	253,000	374,000

Total Land Revenue	$1,734,000	$1,907,000	$626,000

Fifteen leases were granted for no bonus consideration in 2005 but which reflected primary terms of as little as six months and royalty terms ranging from 25% to 30%. Average bonus and royalty terms reflected above include these fifteen leases. Ten leases were granted in 2005 which included (in addition to royalty or bonus) an overriding royalty interest, back-in working interest or optional working interest participation. Average royalty terms reflected above do not reflect these additional interests. Amounts reflected above may differ from the financial statements which are presented on an accrual basis. Average Royalty and Bonus exclude amounts attributable to pooling elections. Other Land Revenue includes gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds, proceeds of royalty payment audits and other sources. These cash payments are reflected in our financial statements in various categories including, but not limited to, lease bonus, and other income. Other Land Revenue does not include interest income and note principal payments which totaled $413,000 in 2005.

Drilling Activity

We received division orders for, or otherwise identified 289 new wells completed on our Royalty Properties and Net Profits Interests in 66 counties and parishes in 13 states during 2005. We received division orders for, or otherwise identified 77 new wells completed on our Royalty Properties and Net Profits Interests in 35 counties and parishes in eight states during the fourth quarter of 2005. Selected new wells and the net revenue interest (NRI) owned therein by us are summarized in the following table.

				Ownership	Test Rates
State	County/Parish	Operator	Well Name	Net Revenue Interest	Gas, mcf	Oil, bbls
Louisana	Pointe Coupee	Energy Production	LaBarre Plantation 1	0.5%	7,000	38
Louisana	Pointe Coupee	Energy Production	LaBarre Plantation 2	1.0%	10,350	28
Oklahoma	Beckham	Apache	Perryman 4-21	3.1%	1,072	—
Oklahoma	Beckham	Apache	Perryman 6-25	1.5%	3,205	7
Oklahoma	Beckham	Apache	Perryman 7-25	1.5%	2,618	2
Oklahoma	Custer	Cimarex	Kephart 3-33	5.4%	4,898	21
Texas	Starr	Petrohawk	Cleopatra 3	1.6%	2,244	—
Texas	Starr	Petrohawk	Cleopatra 4	1.6%	2,996	41
Texas	Tyler	Anadarko	Wheat Mineral Trust 2	1.5%	2,842	548
Texas	Dewitt	Hurd	Kornfuehrer 1	1.2%	2,148	24
Texas	Hidalgo	Samson	Schaleben 7	2.1%	1,749	5
Texas	Hidalgo	Shell	Woods Christian 46	2.7%	2,419	60

Additional information concerning selected recent activity is summarized below:

T-Patch (Reklaw OSO) Field, Jim Hogg and Starr Counties, Texas—We own varying undivided mineral interests totaling 4,994/1,583 gross/net acres in three tracts in Jim Hogg and Starr Counties, Texas and which we leased to EOG Resources, Inc. (“EOG”) in 2004.

EOG has drilled and completed eight wells on one of these tracts (which we call the Southwest Texas Corp. tract) since August 2004. Initial production test rates from these wells as reported to the Texas Railroad Commission ranged up to 8,970 mcf and 184 barrels of oil per day. These wells produce natural gas and condensate from the Queen City “Reklaw” reservoir at approximately 9,000 feet and have exhibited significant declines from initial production rates. Total gas production from the Southwest Texas Corp. tract declined from a peak of 32,500 mcf per day from five wells in May, 2005 to 14,181 mcfd from seven wells in November. Based on available production data, management is unable to project whether these wells will exhibit hyperbolic or exponential decline profiles. These wells contributed significantly to the increase in royalty gas sales volumes and related cashflow during 2005. We expect volumes and cashflow attributable to these wells to continue to decline in 2006. We received $3,015,000 in cash receipts in 2005 attributable to production during November 2004 through October 2005 from these wells including $1,058,000 in the fourth quarter. We received $505,000 in January and February 2006 attributable to production during November and December 2005 from these wells. Our estimated proved reserves as of December 31, 2005 reflect our 5.12% net revenue interest share of estimated gross remaining reserves of 12.8 bcf and 180,296 barrels attributable to these eight wells. These reserves reflect average gross ultimate reserves of 2.5 bcf and 42,700 barrels per well. No proved undeveloped reserves have been assigned to this property.

EOG has drilled one well and is drilling another on the second of these tracts (which we call the Guerra Mineral Trust tract). The Guerra Mineral Trust No. 1 well spud in January 2006 to a permitted total depth of 8,100 feet and is currently waiting on completion operations. The Guerra Mineral Trust No. 2 well spud in March 2006 to a permitted total depth of 8,000 feet and is currently drilling. We own a 10.2% net revenue interest in this tract.

EOG has not permitted a well to be drilled on the third tract leased in 2004. We own varying undivided mineral interests in eight tracts adjacent to or in the vicinity of this third tract totaling 3,254/1,306 gross/net mineral acres. On January 23, 2006, we circulated a Request For Proposals (RFP) to industry participants, soliciting expressions of interest to lease our interests in these eight tracts. We are currently negotiating an offer with one party. We can not project if, when or with whom we may elect to lease our interests in these lands.

Jeffress (Vicksburg S) Field, Hidalgo County, Texas—We own varying undivided mineral interests in several thousand acres in the greater Jeffress Field area of western Hidalgo County, Texas. Jeffress and associated nearby fields produce gas and condensate from tight Vicksburg sandstone reservoirs at depths ranging from 8,000 feet to 14,000 feet. El Paso Production and XTO Energy are the most active operators in this area. We leased our interest in approximately 417 acres to Dan A. Hughes Company (“Hughes”) in October 2005 for a 25% royalty. In addition, the operating partnership was granted a five percent overriding royalty interest in the first well which is convertible to a 25% working interest at payout. The operating partnership has the option to participate for a 25% working interest in all future wells drilled on the 417 acre tract or within a surrounding area comprising approximately 1,000 acres. In the event the operating partnership does not exercise this option it will receive a 5% override in wells drilled on the 417 acre tract. Each of these interests is proportionately reduced to our mineral interest, resulting in our ownership of a 6.25% net royalty interest and the operating partnership’s 1.3% net overriding royalty interest or 6.25% working interest.

Hughes drilled the Coates-Dorchester 1 well in November 2005 to a permitted total depth of 11,500 feet. As of December 31, 2005 the well was waiting on completion operations. The well was tested to sales on January 26, 2006 at rates of 3,263 mcf and 96 barrels per day and was flowing at rates of 4,093 mcf and 72 barrels per day on March 7, 2006. No proved reserves have been assigned to our 6.25% net revenue interest or the operating partnership’s 1.3% overriding royalty interest in this well. The overriding royalty interest, back-in working interest and optional working interest in future wells (if any) is part of the 2003/2004/2005 NPI.

Haley Field Area, Loving and Winkler Counties, Texas—We own varying undivided mineral and royalty interests in over 90 sections located in north central Loving and western Winkler counties, Texas and southeastern Lea County, New Mexico portions of the Delaware basin in the vicinity of the Haley Field. Operators active in this area include Anadarko, Browning Oil, Chesapeake Energy and Forest Oil. We leased our interests in 2004 and 2005 in 39 sections for a one-quarter royalty and bonuses ranging up to $700/acre. In addition, the operating partnership has the option to participate for a 10% working interest in wells drilled in 11 of these sections, which option is exercisable after the first well is drilled in each of these sections and in all subsequent wells. Each of these interests is proportionately reduced to our mineral interest in each tract. The optional working interest is part of the 2003/2004/2005 NPI.

As of December 31, 2005, no wells were permitted on these lands.

Fayetteville Shale Trend of Northern Arkansas—We own varying undivided mineral interests totaling 19,543/9,753 gross/net acres located in Cleburne, Conway, Faulkner, Pope, Van Buren and White Counties, Arkansas. These lands are unleased, perpetual mineral interests and are located in what is commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Southwestern Energy and Chesapeake Energy are the most active operators in the play. We have received numerous lease offers for our interests in this area, which offers we have declined to date in order to gather additional information.

On January 30, 2006, we circulated a Request For Proposals (RFP) to industry participants, which RFP solicited expressions of interest to lease our interests in this play. We are currently evaluating several offers. We can not project if, when or with whom we may elect to lease our interests in these lands.

Oil and Natural Gas Reserves

The following table reflects the Partnership’s proved developed and total proved reserves, future net revenues and SEC PV-10 at December 31, 2003, 2004 and 2005. The reserves and future net revenues are based on the reports of the independent petroleum engineering consulting firms of Calhoun, Blair & Associates as to the Net Profits Interests and Huddleston & Co., Inc. as to the Royalty Properties. Other than those filed with the SEC, our estimated proved reserves have not been filed with or included in any reports to any federal agency.

	2005			2004			2003
	Net Profits Interest(1)	Royalty Properties	Total	Net Profits Interest(1)	Royalty Properties	Total	Net Profits Interest(1)	Royalty Properties	Total
Proved reserves
Natural gas (mmcf) (2)	37,334	28,965	66,299	39,833	29,626	69,459	41,773	28,354	70,127
Oil (mbbls) (3)	81	3,948	4,029	44	3,893	3,937	47	3,722	3,769
Future net revenues ($, in thousands)	$214,430	$404,950	$619,380	$155,933	$295,326	$451,259	$156,496	$252,464	$408,960
SEC PV-10 (4) ($, in thousands)	$142,574	$201,107	$343,681	$105,693	$148,894	$254,587	$105,477	$128,345	$233,822

(1)	Reserves, revenues and present values reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Total proved reserves include 218 mmcf, 583 mmcf, and 582 mmcf of proved undeveloped gas reserves attributable to the Royalty Properties at December 31, 2005, 2004 and 2003, respectively.
(3)	Total proved reserves include 2 mbbls, 2 mbbls, and 2 mbbls of proved undeveloped oil reserves attributable to the Royalty Properties at December 31, 2005, 2004 and 2003, respectively.
(4)	We do not reflect a federal income tax provision since our partners will include the income of our Partnership in their respective federal income tax returns.

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

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The plaintiffs consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas leases entered into in the 1930s to the 1950s. Plaintiffs’ claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, and fraud. Plaintiffs also seek certification of class action against defendants. On October 1, 2004, the plaintiffs severed claims against the operating partnership regarding royalty underpayments. The operating partnership believes plaintiffs’ claims, including severed claims, are completely without merit. Based upon past measurements of such domestic gas usage, the operating partnership believes the domestic gas damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

ITEM 4.	SUBMISSION OF A MATTER TO A VOTE OF UNITHOLDERS

No matters were submitted to a vote of unitholders during the fourth quarter of the year ended December 31, 2005.

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

	2005		2004
	High	Low	High	Low
First Quarter	$24.82	$22.03	$20.15	$17.01
Second Quarter	$24.50	$21.07	$20.57	$16.94
Third Quarter	$30.72	$23.50	$20.53	$17.78
Fourth Quarter	$30.59	$24.05	$24.94	$20.20

As of December 31, 2005, there were 6,973 common unitholders.

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

Since our Partnership’s combination on January 31, 2003, unitholder cash distributions per common unit have been:

Year	Quarter	Record Date	Payment Date	Per Unit Amount
2003	1st (partial)	April 28, 2003	May 8, 2003	$0.206469
2003	2nd	July 28, 2003	August 7, 2003	$0.458087
2003	3rd	October 31, 2003	November 10, 2003	$0.422674
2003	4th	January 26, 2004	February 5, 2004	$0.391066
2004	1st	April 30, 2004	May 10, 2004	$0.415634
2004	2nd	July 26, 2004	August 5, 2004	$0.415315
2004	3rd	October 25, 2004	November 4, 2004	$0.476196
2004	4th	February 1, 2005	February 11, 2005	$0.426076
2005	1st	April 29, 2005	May 9, 2005	$0.481242
2005	2nd	July 25, 2005	August 4, 2005	$0.514542
2005	3rd	October 24, 2005	November 3, 2005	$0.577287
2005	4th	January 30, 2006	February 9, 2006	$0.805543

Distributions beginning with the third quarter 2004 were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. The partnership agreement requires the next cash distribution to be paid by May 15, 2006.

Please see “Fourth Quarter 2005 Distribution Indicated Price” discussion contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2005 distribution.

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

The combination of Republic, Spinnaker and Dorchester Hugoton on January 31, 2003 was accounted for as a purchase and Dorchester Hugoton was designated as the accounting acquirer in connection with the combination. Prior to January 31, 2003, our Partnership had no combined operations. As a result, the following table sets forth a summary of historical selected financial and operating data for Dorchester Hugoton for 2001 through 2002, and certain pro forma operating data assuming the combination occurred on January 1, 2002. As required, the data presented for fiscal year ended December 31, 2003 consists of 11 months of our Partnership’s results and January 2003 results for Dorchester Hugoton. The years ended December 31, 2004 and 2005 are exclusively our Partnership data. This table should be read in conjunction with the financial statements and related notes included elsewhere in this document. All of the historical data presented prior to 2003 has been derived from the audited financial statements of Dorchester Hugoton and does not contain any information with respect to Republic or Spinnaker, or our Partnership, pre-combination.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2003	2002	2005	2004	2003	2002	2001
	Pro Forma		Historic
Total operating revenues	$51,113	$37,547	$79,765	$56,767	$49,224	$18,738	$26,779
Depreciation, depletion and amortization	$25,390	$25,844	$20,858	$20,795	$23,639	$2,130	$2,105
Impairment	$43,804	$—	$—	$—	43,804	—	—
Net earnings (loss)	$(26,976)	$6,524	$52,775	$30,076	$(26,827)	$12,963	$18,351
Net earnings (loss) per unit	$(0.97)	$0.24	$1.82	$1.07	$(1.02)	$1.19	$1.69
Cash distributions(1)			$58,028	$47,701	$50,798	$8,791	$13,349
Cash distributions per unit(1)			$2.00	$1.70	$1.94	$0.81	$1.23
Total assets			$200,830	$206,173	$198,951	$40,103	$41,454
Total liabilities			$945	$1,035	$512	$1,233	$4,118
Partners’ equity			$199,885	$205,138	$198,439	$38,870	$37,336

(1)

Because of depletion (which is usually higher in the early years of production), a portion of every distribution of revenues from properties represents a return of a limited partner’s original investment. Until a limited partner receives cash distributions equal to his original investment, in certain circumstances, 100% of such distributions may be deemed to be a return of capital. Cash distributions for 2003 include Dorchester Hugoton’s liquidating distribution declared in January 2003. Cash distributions for 2003 through 2005 exclude the fourth quarter distribution declared in January 2004, 2005 and 2006 and paid in February 2004, 2005 and 2006. Cash distributions for 2004 and 2005 include the 2003 and 2004, respectively, fourth quarter distributions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

In the combination completed on January 31, 2003 and accounted for as a purchase, Dorchester Hugoton was designated as the accounting acquiror. Prior to January 31, 2003, our Partnership had no combined operations. In these circumstances, we are required to present, discuss and analyze the financial condition and results of operations of Dorchester Hugoton, the accounting acquiror, for the one month period ended January 31, 2003 and the financial condition and results of operations for our Partnership for the eleven month period ended December 31, 2003. Information for the years ended December 31, 2004 and 2005 are exclusively our Partnership. For the purposes of this presentation, the term combination means the transactions consummated in connection with the combination of the business and properties of Dorchester Hugoton, Republic and Spinnaker.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from royalties and Net Profits Interests in properties operated by non-affiliated entities are particularly subjective due to inability to gain accurate and timely information. Therefore, actual results could differ from those estimates. Please see Item 1. Business—Customers and Pricing and Item 2. Properties—Royalty Properties for additional discussion.

New Accounting Standards

None.

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,138,000	$204,000	$429,000	$453,000	$1,052,000

Results of Operations

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the Net Profits Interests calculation. Our portion of oil and gas sales volumes and weighted average sales prices are shown in the following table. The portion of the sales volumes during January 2003 from the properties formerly owned by Dorchester Hugoton is not comparable to production volumes from the same properties in Note 7 of the Notes to Financial Statements because of fuel, shrinkage and pipeline loss.

	Years Ended December 31,
	2005	2004	2003
Accrual Basis Sales Volumes:
Dorchester Hugoton Gas Sales (mmcf) (1)	—	—	448
Net Profits Interests Gas Sales (mmcf)	4,873	5,351	5,001
Net Profits Interests Oil Sales (mbbls)	11	8	7
Royalty Properties Gas Sales (mmcf)	3,890	3,469	3,288
Royalty Properties Oil Sales (mbbls)	340	299	297

Accrual Basis Weighted Averages Sales Price:
Dorchester Hugoton Gas Sales ($/mcf)	—	—	$5.20
Net Profits Interests Gas Sales ($/mcf)	$7.82	$5.67	$5.36
Net Profits Interests Oil Sales ($/bbl)	$50.58	$37.51	$28.74
Royalty Properties Gas Sales ($/mcf)	$7.43	$5.56	$5.11
Royalty Properties Oil Sales ($/bbl)	$51.07	$38.44	$28.63
Accrual Basis Production Costs Deducted under the Net Profits Interests ($/mcfe) (2)	$1.43	$1.20	$1.17

(1)	For purposes of comparison the January 2003 Dorchester Hugoton volumes have been reduced to reflect our 96.97% Net Profits Interests in production from the underlying properties.
(2)	Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

Comparison of the twelve-month periods ended December 31, 2005, 2004 and 2003

Net Profits Interests Properties oil sales volumes increased 38% from 8 mbbls during 2004 to 11 mbbls during 2005, primarily as a result of improved production in North Dakota properties. Net Profits Interests Properties gas sales volumes decreased 9% from 5,351 mmcf during 2004 to 4,873 mmcf during 2005 principally as a result of natural reservoir depletion in the Guymon-Hugoton field in Oklahoma.

Royalty Properties oil sales volumes increased 14% from 299 mbbls during 2004 to 340 mbbls during 2005. Royalty Properties gas sales volumes increased 12% from 3,469 mmcf during 2004 to 3,890 mmcf during 2005. The increases in Royalty Property oil and gas sales volumes are attributable to the effects of the acquisition consummated at the end of third quarter of 2004 and new wells drilled in late 2004 and early 2005. See discussion under Drilling Activity in Item 2. Properties—Royalty.

Oil and natural gas sales volumes attributable to the Royalty Properties and oil and natural gas sales volumes attributable to the Net Profits Interests in properties formerly owned by Republic and Spinnaker prior to February 2003 are not included in the table above. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements. As a result, direct comparison of 2003/2004 volumes is not accurate. Assuming average monthly volumes for the 11 months of results for 2003 are representative of the full year of production, management estimates the 2004 aggregate gas sales volumes from these properties are 2% lower than 2003 and the 2004 aggregate crude oil volumes are 8% lower than 2003. These declines reflect normal reservoir depletion, partially offset by the effects of new drilling activity and properties acquired at the end of the 2004 third quarter.

Weighted average oil sales prices attributable to the Royalty Properties increased 33% from $38.44 per bbl in 2004 to $51.07 per bbl in 2005. Similarly, Royalty Properties weighted average gas sales prices increased 34% from $5.56 per mcf during 2004 to $7.43 per mcf during 2005. Weighted average Net Profits Interests Properties gas sales prices increased 38% from $5.67 per mcf during 2004 to $7.82 per mcf during 2005. Net Profits Interests Properties weighted average oil sales prices increased 35% from $37.51 per bbl during 2004 to $50.58 per bbl during 2005. All such increases resulted from changing market conditions.

Weighted average oil and natural gas sales prices attributable to the Royalty Properties and oil and natural gas sales prices attributable to the Net Profits Interests in properties formerly owned by Republic and Spinnaker prior to February 2003 are not included in the table above. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements. As a result, direct comparison of 2003/2004 prices is not accurate. Management estimates the 2003 weighted average oil and natural gas sales prices from these properties would not change significantly by inclusion of January 2003. Consequently, Net Profits Interests oil pricing increased approximately 31% and Royalty oil pricing increased approximately 34% from 2003 to 2004. Similarly, Net Profits Interests gas pricing increased approximately 6% and Royalty gas pricing increased approximately 9% from 2003 to 2004.

Our 2005 net operating revenues increased 41% from $56,767,000 during 2004 to $79,765,000 primarily as a result of increased oil and natural gas sales prices. Our 2004 net operating revenues increased 15.3% from $49,224,000 during 2003 to $56,767,000 primarily as a result of increased oil and natural gas sales prices. Management cautions the reader in the comparison of 2003 results because revenues attributable to properties formerly owned by Republic and Spinnaker are not included in January 2003. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

General and administrative costs (“G&A”) decreased from $2,580,000 in 2004 to $2,354,000 in 2005 primarily due to the completion of the Partnership’s office relocation in 2004 as well as the elimination of certain costs that did not occur in 2005. G&A increased from $2,401,000 in 2003 to $2,580,000 in 2004 primarily because of approximately $300,000 in increased costs related to additional personnel and other employee expenses, approximately $125,000 increase related to the October 2004 office relocation, and approximately $170,000 increase due to a one-time production tax deposit by the operating partnership, partially offset by one-time expenses incurred in 2003.

Tax and regulatory expenses decreased from $1,033,000 in 2004 to $525,000 in 2005 primarily due to reduced compliance costs of both audit and Sarbanes Oxley 404 internal controls over financial reporting, and stabilizing of costs related to the preparation of Annual Form K-1’s for investors. Tax and regulatory expenses increased from $587,000 in 2003 to $1,033,000 in 2004 primarily due to increased compliance costs of both audit and Sarbanes Oxley 404 internal controls over financial reporting costs as well as the preparation of Annual Form K-1’s for investors.

During 2004, several categories of costs were lower than in 2003 as a result of non-recurring expenses associated with the 2003 liquidation of Dorchester Hugoton. Such comparisons include no combination and related expenses in 2004 compared with $3,080,000 primarily as a result of approximately $2,500,000 in 2003 severance payments and related costs. Similarly, management fees in 2003 include a one-time $496,000 charge. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

Depletion and amortization was $20,795,000 in 2004 compared to $20,858,000 in 2005 primarily as a result of a lower depletable base due to the effects of previous depletion. Depletion, depreciation and amortization decreased from $23,639,000 in 2003 to $20,795,000 in 2004 primarily as a result of a lower depletable base due to effects of previous depletion, depreciation and impairment of assets during 2003. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization. Management cautions the reader in the comparison of 2003 results because operations of the properties formerly owned by Republic and Spinnaker are not included in January 2003. See “—Basis of Presentation,” and Note 1 of the Notes to Financial Statements.

During 2003, our Partnership recorded non-cash charges against earnings totaling $43,804,000. The write-down represents an impairment of oil and gas properties that resulted primarily from the difference, after accumulated depletion and prior write-downs, between the discounted present value of our Partnership’s proved natural gas and oil reserves using the quarter ending gas and oil prices as compared to the initial book value assigned to former Republic and Spinnaker assets in accordance with purchase accounting rules, which value significantly exceeded historic book value. The write-down is a function of such increased initial book value, accumulated depletion and prior write-downs, and changes in prevailing oil and gas prices since the combination transaction. Cash flow from operations and cash distributions to unitholders are not affected by the write-down. See Notes 1 and 5 of the Notes to Financial Statements and “—Critical Accounting Policies.” Considering the impairment (asset write-down) representing the non-cash charge to earnings, 2004 net earnings increased from a loss of $26,827,000 during 2003 to $30,076,000 during 2004. Management cautions the reader in the comparison of results for 2003 because operations of the properties formerly owned by Republic and Spinnaker are not included for January 2003. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

Net cash provided by operating activities increased 42.1% from $48,629,000 during 2004 to $69,112,000 during 2005 and increased 25.6% from $38,727,000 during 2003 to $48,629,000 during 2004 due primarily to the effects of increased oil and natural gas sales prices compared to the prior periods. Management cautions the reader in the comparison of results for 2003 because operations of the properties formerly owned by Republic and Spinnaker are not included for January 2003. See “—Basis of Presentation” and Note 1 of the Notes to Financial Statements.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas prices and sales volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Item 5. Market for Registrant’s Common Equity and Related Unitholder Matters for the amounts and dates of cash distributions to our unitholders.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to unitholders.

Expenses and Capital Expenditures

The operating partnership does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone or the Council Grove formations or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton. Successful activities by others in these formations or other developments currently underway could prompt a reevaluation of this position. Any such drilling is estimated to cost $300,000 to $350,000 per well. The operating partnership anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton but is unable to predict the cost as a specific engineering study is required for each fracture treatment. Three fracture treatments in those properties were conducted in 2005 and cost between $50,000 and $80,000 per well. The wells did not require casing repairs. The increases in production ranged from 0 mcfd to 119 mcfd. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $23,389,000 for 2005, $12,365,000 for 2004, and $10,881,000 for 2003.

Distributions

Distributions to limited partners and general partners related to cash receipts for the period from October 2003 through December 2005 were as follows:

Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partners
2004	4th	February 1, 2005	February 11, 2005	$0.426076	$12,032,570	$327,837
2005	1st	April 29, 2005	May 9, 2005	$0.481242	$13,590,481	$363,211
2005	2nd	July 25, 2005	August 4, 2005	$0.514542	$14,530,881	$411,445
2005	3rd	October 24, 2005	November 3, 2005	$0.577287	$16,302,833	$468,033

Total distributions paid in 2005					$56,456,765	$1,570,526

2005	4th	January 30, 2006	February 9, 2006	$0.805543	$22,748,882	$632,624

Beginning with the third quarter 2004, distributions were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. In general, the limited partners are allocated 99% of the Net Profits Interest Receipts and 96% of the Royalty Properties Net Receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests. The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made Net Profits Interests Payments to us totaling $25,018,854 during October 2004 through September 2005, which payments reflected 96.97% of total net proceeds of $25,800,574 realized from September 2004 through August 2005. Net proceeds realized by the operating partnership during September through November 2005 were reflected in Net Profits Interests payments made during October through December 2005. These payments were included in the fourth quarter distribution paid in early 2006 and are excluded from this 2005 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2004 through September 2005 were $33,008,437: $31,688,100 (96%) of which was distributed to the limited partners and $1,320,337 (4%) of which was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2005 became part of the distribution paid in 2006. Such distribution is excluded from this 2005 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement and the following calculation covering the period October 2004 through September 2005 demonstrates the method.

	$ In Thousands
	Limited	General
	Partners	Partner
1% of Net Profits Interest Paid to our Partnership	$0	$250
99% of Net Profits Interests Paid to our Partnership	24,769	0
4% of Net Cash Receipts from Royalty Properties	0	1,320
96% of Net Cash Receipts from Royalty Properties	31,688	0

Total Distributions	$56,457	$1,570

Operating Partnership Share (3.03% of Net Proceeds)	0	782

Total General Partner Share		$2,352

% of Total	96%	4%

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

During the period October 2004 through September 2005, our Partnership’s quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership’s only significant cash reserves that influenced quarterly payments were $748,000 for ad valorem taxes. Additionally, certain production costs under the Net Profits Interests calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are pension contributions and payroll taxes. These amounts generally are not held for periods over one year.

Fourth Quarter 2005 Distribution Indicated Price

In an effort to provide the reader with information concerning prices of oil and gas sales that correspond to our quarterly distributions, management calculates the weighted average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable. This “indicated price” does not necessarily reflect the contractual terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between the Partnership’s cash receipts and the timing of the production of oil and gas may be described generally, actual cash receipts may be materially impacted by purchasers’ release of suspended funds and by prior period adjustments.

Cash receipts attributable to the Partnership’s Net Profits Interests during the 2005 fourth quarter totaled $10,088,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during August through October 2005. The weighted average indicated prices for oil and gas sales during the 2005 fourth quarter attributable to the Net Profits Interests were $56.78/bbl and $9.75/mcf, respectively.

Cash receipts attributable to the Partnership’s Royalty Properties during the 2005 fourth quarter totaled $12,969,000. These receipts generally reflect oil sales during September through November 2005 and gas sales during August through October 2005. The weighted average indicated prices for oil and gas sales during the 2005 fourth quarter attributable to the Royalty Properties were $58.08/bbl and $9.25/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2005, the limitation was substantially in excess of the reimbursement amounts actually paid or accrued.

Unaudited Pro Forma Data

The following table sets forth summary unaudited pro forma financial data for our Partnership for the year ended December 31, 2003 as though the combination occurred as of January 1, 2003. The pro forma amounts are not necessarily indicative of the results that may be reported in the future. Pro forma adjustments have been made to depletion, depreciation, and amortization to reflect the new basis of accounting for the assets of Spinnaker and Republic as of January 31, 2003, and to revenues to reflect the revenues of Dorchester Hugoton as Net Profits Interests.

Year Ended December 31, 2003
(in thousands except per unit data)
Statement of Operations Data:
Total operating revenues	$51,113
Operating expenses, excluding depreciation, depletion and amortization	$9,203
Depreciation, depletion and amortization	$25,390
Impairment	$43,804
Total operating expenses	$78,397
Other income	$308
Net loss	$(26,976)
Net loss per unit	$(0.97)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Managements Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over external financial reporting in accordance with generally accepted accounting principles within the guidelines of the COSO framework. Based on the results of this evaluation, Management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2005. The Partnership’s external auditor, Grant Thornton LLP, has audited the Partnership’s financial statements and has issued an attestation report on Management’s assessment of the Partnership’s internal control over financial reporting. This report is included on page F-2.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	See the Index to Financial Statements on page F-1.
(2)	No schedules are required.
(3)	Exhibits.

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.2	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.3	Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.4	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.5	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.6	Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.7	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.8	Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.9	Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002

3.11	Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.12	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.13	Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002.)

3.14	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

Number	Description
3.15	Certificate of Limited Partnership of Dorchester Minerals Acquisition LP (incorporated by reference to Exhibit 3.15 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2004.)

3.16	Agreement of Limited Partnership of Dorchester Minerals Acquisition LP (incorporated by reference to Exhibit 3.16 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

3.17	Certificate of Incorporation of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.17 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

3.18	Bylaws of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.18 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

10.1	Amended and Restated Business Opportunities Agreement dated as of December 13, 2001 by and between the Registrant, the General Partner, Dorchester Minerals Management GP LLC, SAM Partners, Ltd., Vaughn Petroleum, Ltd., Smith Allen Oil & Gas, Inc., P.A. Peak, Inc., James E. Raley, Inc., and certain other parties. (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002.)

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

10.6	Agreement and Plan of Merger among Dorchester Minerals, L.P., Dorchester Minerals Acquisition LP and Bradley Royalty Partners, LLC dated September 24, 2004 (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

10.7	Form of Registration Rights Agreement dated September 30, 2004 (incorporated by reference to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 20, 2004)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Calhoun, Blair & Associates

23.3*	Consent of Huddleston & Co., Inc.

31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer of our Partnership pursuant to 18 U.S.C. Sec. 1350

32.2*	Certification of Chief Financial Officer of our Partnership pursuant to 18 U.S.C. Sec. 1350

*	Filed herewith

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

“bcf” means one billion cubic feet under prescribed conditions of pressure and temperature and represents a unit for measuring the production of natural gas.

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

“Formation” means a distinct geologic interval, sometimes referred to as the strata, which has characteristics (such as permeability, porosity and hydrocarbon saturations) which distinguish it from surrounding intervals.

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

“mbbls” means one thousand standard barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil, natural gas liquids and condensate.

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

“Overriding royalty interest” means a royalty interest created or reserved from another (operating or non-operating) interest in oil and natural gas properties. Its term extends for the same term as the interest from which it is created.

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

“Standardized measure of discounted future net cash flows” (also referred to as “standardized measure”) means the SEC PV-10 defined above, less applicable income taxes.

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

Date: March 8, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: March 8, 2006	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: March 8, 2006

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: March 8, 2006	Buford P. Berry Manager Date: March 8, 2006

/s/ Rawles Fulgham	/s/ Preston A. Peak
Rawles Fulgham Manager Date: March 8, 2006	Preston A. Peak Manager Date: March 8, 2006

/s/ C.W. Russell	/s/ Robert C. Vaughn
C.W. Russell Manager Date: March 8, 2006	Robert C. Vaughn Manager Date: March 8, 2006

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and

Unitholders of Dorchester Minerals, L.P.

We have audited management’s assessment included in “Management’s Annual Report on Internal Control Over Financial Reporting” that Dorchester Minerals, L.P. (a Delaware Limited Partnership) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorchester Minerals, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the partnership’s internal control over financial reporting based on our audit.

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

Because if its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Dorchester Minerals, L.P. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Dorchester Minerals, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dorchester Minerals, L.P. as of December 31, 2005 and 2004, and the related statements of operations, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Grant Thornton LLP

Dallas, Texas

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Unitholders of Dorchester Minerals, L.P.

We have audited the accompanying balance sheets of Dorchester Minerals, L.P. as of December 31, 2005 and 2004, and the related statements of operations, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Minerals, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dorchester Minerals, L.P.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP

Grant Thornton LLP

Dallas, Texas

March 8, 2006

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in Thousands)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,389	$12,365
Trade receivables	7,615	5,389
Net profits interests receivable-related party	6,996	4,750
Current portion of note receivable-related party	50	50
Prepaid expenses	22	6

Total current assets	38,072	22,560

Note receivable—related party less current portion	55	105
Other non-current assets	19	19

Total	74	124
Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	291,875	291,855
Less accumulated full cost depletion	129,643	108,834

Total	162,232	183,021

Leasehold improvements	512	480
Less accumulated amortization	60	12

Total	452	468

Net property and leasehold improvements	162,684	183,489

Total assets	$200,830	$206,173

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$580	$630
Current portion of deferred rent incentive	39	39

Total current liabilities	619	669

Deferred rent incentive less current portion	326	366

Total liabilities	945	1,035

Commitments and contingencies (Note 4)	—	—
Partnership capital:
General partner	7,663	7,807
Unitholders	192,222	197,331

Total partnership capital	199,885	205,138

Total liabilities and partnership capital	$200,830	$206,173

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands, except per unit amounts)

	2005	2004	2003
Operating revenues:
Net profits interest	$31,800	$24,387	$21,268
Natural gas sales	—	—	2,401
Royalties	46,285	30,770	25,250
Lease bonus	1,680	1,610	293
Other	—	—	12

Total operating revenues	79,765	56,767	49,224

Costs and expenses:
Production taxes	2,347	1,317	1,211
Operating expenses	1,261	1,206	1,113
Depreciation, depletion and amortization	20,858	20,795	23,639
Impairment of full cost properties	—	—	43,804
Tax and regulatory expenses	525	1,033	587
General and administrative expenses	2,354	2,580	2,401
Management fees	—	—	524
Combination costs and related expenses	—	—	3,080

Total costs and expenses	27,345	26,931	76,359

Operating income (loss)	52,420	29,836	(27,135)

Other income, net:
Investment income	363	109	125
Other income (expense), net	(8)	131	183

Total other income, net	355	240	308

Net earnings (loss)	$52,775	$30,076	$(26,827)

Allocation of net earnings (loss):
General Partner	$1,427	$770	$(641)

Unitholders	$51,348	$29,306	$(26,186)

Net earnings (loss) per common unit (in dollars)	$1.82	$1.07	$(1.02)

Weighted average common units outstanding (000’s)	28,240	27,343	25,682

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$52,775	$30,076	$(26,827)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	20,858	20,795	23,639
Impairment of full cost properties	—	—	43,804
Write-off related to unsuccessful acquisition	57	87	—
Amortization of deferred rent	(40)	(10)	—
Gain on sale of assets	—	—	(55)
Changes in operating assets and liabilities, net of effect of combination:
Trade receivables	(2,226)	(1,908)	2,474
Net profits interests receivable – related party	(2,246)	(573)	(4,177)
Prepaid expenses	(16)	44	61
Accounts payable and other current liabilities	(50)	118	(192)

Net cash provided by operating activities	69,112	48,629	38,727

Cash flows from investing activities:
Note received in combination	—	—	(255)
Proceeds from note receivable – related party	50	50	50
Cash received in combination	—	—	68
Acquisition of royalty interests	—	1,068	—
Capital expenditures	(110)	(562)	(40)

Net cash provided by (used in) investing activities	(60)	556	(177)

Cash flows from financing activities:
Distributions paid to partners	(58,028)	(47,701)	(50,798)

Increase (decrease) in cash and cash equivalents	11,024	1,484	(12,248)
Cash and cash equivalents at beginning of year	12,365	10,881	23,129

Cash and cash equivalents at end of year	$23,389	$12,365	$10,881

Noncash investing and financing activities:
Acquisition of assets for units
Oil and gas properties	$—	$24,324	$233,466
Receivables	—	—	3,660
Cash	—	—	68

Value assigned to assets acquired	$—	$24,324	$237,194

Supplemental cash flow and other information:
Noncash additions to leasehold improvements	$—	$415	$—

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)

Year		General Partner	Unitholders	Total
2003
	Balance at January 1, 2003	$312	$38,558	$38,870
	Net loss – January	(17)	(1,725)	(1,742)
	Liquidating distribution to Dorchester Hugoton, Ltd. Partners ($1.90 per Unit)	(199)	(20,414)	(20,613)
	Acquisition of assets for units	9,560	227,634	237,194
	Net loss – February through December	(624)	(24,461)	(25,085)
	Distributions ($1.08723 per Unit)	(786)	(29,399)	(30,185)

	Balance at December 31, 2003	8,246	190,193	198,439

2004
	Net earnings	770	29,306	30,076
	Acquisition of assets for units	—	24,324	24,324
	Distributions ($1.698211 per Unit)	(1,209)	(46,492)	(47,701)

	Balance at December 31, 2004	7,807	197,331	205,138

2005
	Net earnings	1,427	51,348	52,775
	Distributions ($1.999147 per Unit)	(1,571)	(56,457)	(58,028)

	Balance at December 31, 2005	$7,663	$192,222	$199,885

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

1.	General and Summary of Significant Accounting Policies

Nature of Operations—In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and non-producing natural gas and crude oil royalty, net profits, and leasehold interests in 573 counties and 25 states. Dorchester Hugoton, Ltd.’s operations consisted principally of the operation of natural gas properties located in Kansas and Oklahoma.

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

The accompanying financial statements reflect the combination completed on January 31, 2003 and accounted for using the purchase method of accounting. See Note 2 Combination Transactions and Acquisitions. In accordance with the purchase method of accounting, Dorchester Hugoton was designated as the accounting acquiror. Under the purchase method of accounting, our Partnership used the market price of Dorchester Hugoton’s partnership units on January 31, 2003, adjusted for the liquidating distribution to Dorchester Hugoton unitholders, to determine the value of the Republic and Spinnaker oil and gas properties merged into our Partnership. Such method increased the historic book values of the oil and gas properties of Republic and Spinnaker by approximately $192,000,000 which increased our Partnership’s depletion.

Our Partnership is required to present the financial statements of the accounting acquirer of our Partnership for the twelve month period ended December 31, 2003, which includes the results of operations for Dorchester Hugoton, for the one month period ended January 31, 2003 and the financial condition and results of operations for our Partnership for the eleven month period ended December 31, 2003. Subsequent years contain only Partnership information.

Per-unit information is calculated by dividing the earnings or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and consequently basic and dilutive earnings per unit do not differ.

Reclassification—Certain amounts in the 2003 and 2004 financial statements have been reclassified to conform to the 2005 presentation.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from royalties and Net Profits Interests in properties operated by non-affiliated entities are particularly subjective due to inability to gain accurate and timely information. Therefore, actual results could differ from those estimates. See Item 1. Business—Customers and Pricing and Item 2. Properties—Royalty Properties for additional discussion.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our general partner.” Our general partner owns all of the partnership interests in Dorchester Minerals Operating LP, the operating partnership. See Note 3 Related Party Transactions. The general partner is allocated 1% and 4% of our Net Profits Interests and Royalty Properties revenues, respectively. Our executive officers all own an interest in our general partner and receive no compensation for services as officers of our Partnership.

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

Trade Receivables—Our Partnership’s trade receivables consist primarily of Royalty Properties payments receivable and Net Profits Interest payments receivable. Most payments are received two to four months after production date. No allowance for doubtful accounts is deemed necessary.

Note Receivable-Related Party—Our Note Receivable consists of a five-year note payable by Dorchester Minerals Operating LP, referred to in these Notes as “the operating partnership,” bearing interest at 6% having an original amount of $250,836. Principal and interest payments are received quarterly.

Property and Equipment—We (and Dorchester Hugoton) utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

to be the accounting acquiror of the Republic and Spinnaker assets. Our Partnership’s acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton’s common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter. For the second and third quarters of 2003, our unamortized costs of oil and gas properties exceeded the ceiling test. During 2003, our Partnership recorded full cost write-downs of $43,804,000. No additional impairments have been recorded since the quarter ended September 30, 2003.

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

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and gas reserves. Gains and losses are recognized upon the disposition of oil and gas properties involving a significant portion of our Partnership’s reserves. Proceeds from other dispositions of oil and gas properties are credited to the full cost pool. No gains or losses have been recorded for 2005, 2004 or 2003.

Leasehold improvements include $415,000 received in 2004 as an incentive in our office space lease and is offset in liabilities as deferred rent. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life of 10 years. For leases with renewal periods at the partnership’s option, we have used the original lease term, excluding renewal option periods to determine useful life. Deferred rent is being amortized to general and administrative expense over the same term as the leasehold improvements, which is 10 years.

Asset Retirement Obligations—In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Dorchester Minerals adopted SFAS No. 143, as interpreted by FIN47, on January 1, 2003. Based on the nature of our properties we evaluated our obligations under SFAS No. 143 each period and determined that we have no material obligation required to be recorded.

Revenue Recognition—The pricing of oil and natural gas sales from the Royalty Properties is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties.

Revenues from Royalty Properties and Net Profits Interests are recorded under the cash receipts approach as directly received from the remitters’ statement, accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Simplified Employee Pension Plan—Contributions aggregating $273,267 were made to eligible employees’ accounts for 2003 under Dorchester Hugoton’s simplified employee pension plan. Contributions in 2003 included $259,323 recorded to combination cost and related expenses on the financial statements that is applicable to Dorchester Hugoton’s severance payments made in January 2003 prior to closing of the combination.

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

December 31, 2005, 2004 and 2003

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

Fiscal Year Ended December 31, 2003
Revenues	$51,113
Depletion	$25,390
Impairment	$43,804
Net Loss	$(26,976)
Loss per common unit	$(0.97)

Nonrecurring items:
Severance and related costs	$3,003
Combination-related costs	$670

On September 30, 2004, we acquired, through Dorchester Minerals Acquisition LP, assets related to oil and gas properties consisting of producing and non-producing perpetual mineral and royalty interests located in 104 counties and parishes in six states in exchange for 1,200,000 common units of Dorchester Minerals. Net assets acquired at the date of acquisition totaled $24,324,000.

On May 2, 2005, we filed a registration statement on Form S-4 with the Securities and Exchange Commission to register 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, none of the 5,000,000 units have been offered.

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

From/To Operating Partnership	2005	2004	2003
Net Profits Interests Payments Receivable or Accrued (1)	$6,996,522	$4,750,041	$4,177,538
Note Receivable	$104,515	$154,682	$204,849
Interest Income related to Net Profits Interest Payment	$6,000	—	—
General & Administrative Amounts Payable	$86,000	$28,000	$86,000
General & Administrative Amounts Accrued	$19,000	$29,000	$16,000
Total General & Administrative Amounts Paid	$1,716,000	$1,789,000	$1,097,000

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Less than $15,000 in fees for legal services were paid in 2005, 2004 and 2003 to a family member of a member of our executive management.

4.	Commitments and Contingencies

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to the Partnership. The plaintiffs consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas leases entered into in the 1930s to the 1950s. Plaintiffs’ claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, and fraud. Plaintiffs also seek certification of class action against defendants. On October 1, 2004, the plaintiffs severed claims against the operating partnership regarding royalty underpayments. The operating partnership believes plaintiffs’ claims, including severed claims, are completely without merit. Based upon past measurements of such domestic gas usage, the operating partnership believes the domestic gas damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts the Partnership receives from the Net Profits Interests.

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

Operating Leases—We have entered into a non-cancelable, renewable at prevailing rate for an additional five years, operating lease agreement in the ordinary course of our business activities. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2015. Rental expense related to the lease was $203,000 and $54,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, our total commitment under the non-cancelable operating lease was $2.1 million. Minimum rental commitments under the terms of our operating leases are as follows (in thousands):

Years Ended December 31,	Minimum Payments
2006	$204
2007	213
2008	216
2009	225
2010	228
Thereafter	1,052

Total	$2,138

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

5.	Impairment of Oil and Gas Properties

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

6.	Distribution To Holders Of Common Units

Since our Partnership’s combination on January 31, 2003, unitholder cash distributions per common unit have been:

Year	Quarter	Record Date	Payment Date	Per Unit Amount
2003	1st (partial)	April 28, 2003	May 8, 2003	$0.206469
2003	2nd	July 28, 2003	August 7, 2003	$0.458087
2003	3rd	October 31, 2003	November 10, 2003	$0.422674
2003	4th	January 26, 2004	February 5, 2004	$0.391066
2004	1st	April 30, 2004	May 10, 2004	$0.415634
2004	2nd	July 26, 2004	August 5, 2004	$0.415315
2004	3rd	October 25, 2004	November 4, 2004	$0.476196
2004	4th	February 1, 2005	February 11, 2005	$0.426076
2005	1st	April 29, 2005	May 9, 2005	$0.481242
2005	2nd	July 25, 2005	August 4, 2005	$0.514542
2005	3rd	October 24, 2005	November 3, 2005	$0.577287
2005	4th	January 30, 2006	February 9, 2006	$0.805543

Distributions beginning with the third quarter of 2004 were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. The partnership agreement requires the next cash distribution to be paid by May 15, 2006.

Please see “Fourth Quarter 2005 Distribution Indicated Price” discussion contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2005 distribution.

7.	Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The Net Profits Interests represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 573 counties and parishes in 25 states. We retained the independent petroleum engineering firm of Huddleston & Co., Inc. to estimate proved oil and natural gas reserves attributable to the Royalty Properties as of December 31, 2005. The operating partnership retained the independent petroleum engineering firm of Calhoun, Blair & Associates, Inc. to estimate proved oil and natural

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

gas reserves attributable to its interest in the properties underlying the Net Profits Interests as of December 31, 2005. Amounts set forth herein attributable to the Net Profits Interests reflect our 96.97% net share of Calhoun, Blair’s estimates. Although new discoveries have occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2005 that would have a material effect on our estimated proved developed reserves.

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

Summary of Changes in Proved Reserves

	Oil (mbbl)				Natural Gas (mmcf)
	2005	2004	2003		2005	2004	2003
Estimated quantity, beginning of year	3,937	3,769	—		69,459	70,127	43,519
Purchase of minerals in place	—	241	4,036	(1)	—	3,033	29,307	(1)
Revisions in previous estimates	443	234	37		6,128	5,703	6,586
Production	(351)	(307)	(304	)(2)	(9,288)	(9,404)	(9,285	)(2)

Estimated quantity, end of year	4,029	3,937	3,769		66,299	69,459	70,127

(1)	Includes 4,035,822 bbls of oil and 30,610,400 mcf of gas attributable to properties acquired from Republic and Spinnaker as of January 31, 2003 less 1,303,736 mcf as an adjustment to reflect the 3.03% interest in the former Dorchester Hugoton properties now owned by the operating partnership.
(2)	Includes 502,735 mcf of gas attributable to production by Dorchester Hugoton for the one month of January 2003 and 5,493,470 mcf of gas and 7,012 bbls of oil for the eleven months of 2003 attributable to the Net Profits Interests properties and 3,288,455 mcf of gas and 296,886 bbls of oil for the eleven months of 2003 attributable to the Royalty Properties.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Standardized Measure of Discounted Future Net Cash Flows

(Dollars in Thousands)

	2005	2004	2003
Future estimated gross revenues	$651,583	$474,897	$428,860
Future estimated production costs	(32,203)	(23,638)	(19,900)

Future estimated net revenues	619,380	451,259	408,960
10% annual discount for estimated timing of cash flows	(275,699)	(196,672)	(175,138)

Standardized measure of discounted future estimated net cash flows	$343,681	$254,587	$233,822

Sales of natural oil and gas produced, net of production costs	$(76,157)	$(54,244)	$(46,900)
Purchase of reserves in place	—	15,159	137,136
Net changes in prices and production costs	90,466	19,827	24,434
Revisions of previous quantity estimates	33,375	19,438	17,170
Accretion of discount	25,459	23,382	8,971
Change in production rate and other	15,951	(2,797)	3,302

Net change in standardized measure of discounted future estimated net cash flows	$89,094	$20,765	$144,113

Depletion of oil and natural gas properties (dollars per mcfe)	$1.83	$1.85	$2.16

Development costs incurred	$—	$—	$2

Property acquisition costs	$—	$23,568	$233,466

8.	Unaudited Quarterly Financial Data

Quarterly financial data for the last two years (dollars in thousands except per unit data) is summarized as follows:

	2005 Quarter Ended				2004 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net operating revenues	$14,397	$16,962	$23,653	$24,753	$13,441	$13,380	$14,433	$15,513
Net earnings	$7,876	$10,191	$16,403	$18,305	$6,651	$7,308	$7,893	$8,224
Net earnings per Unit	$0.27	$0.35	$0.57	$0.63	$0.24	$0.26	$0.29	$0.29
Weighted average common units outstanding (000’s)	28,240	28,240	28,240	28,240	27,040	27,040	27,053	28,240