Form 10-Q
period 2006-03-31
DORCHESTER MINERALS LP
filed 2006-05-02
CIK 1172358

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



For the Quarterly Period Ended March 31, 2006   Commission file number 000-50175


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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [] Accelerated filer [X] Non-accelerated filer []

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes [X] No []

         As of May 1, 2006, 28,240,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS................................3


PART I.........................................................................3

   ITEM 1.      FINANCIAL INFORMATION..........................................3

      CONDENSED BALANCE SHEETS AS OF MARCH 31, 2006 (UNAUDITED) AND
                DECEMBER 31, 2005..............................................4

      CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                MARCH 31, 2006 AND 2005 (UNAUDITED)............................5

      CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                MARCH 31, 2006 AND 2005 (UNAUDITED)............................6

      NOTES TO THE CONDENSED FINANCIAL STATEMENTS..............................7

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS......................................8

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....12

   ITEM 4.      CONTROLS AND PROCEDURES.......................................13


PART II.......................................................................13

   ITEM 1.      LEGAL PROCEEDINGS.............................................13

   ITEM 1A.     RISK FACTORS..................................................13

   ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...13

   ITEM 3.      DEFAULTS UPON SENIOR SECURITIES...............................13

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........13

   ITEM 5.      OTHER INFORMATION.............................................13

   ITEM 6.      EXHIBITS......................................................13


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

        These forward-looking statements are based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, changes in the operations on or development of our Partnership's properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our Partnership's financial position, business strategy and other plans and objectives for future operations. These and other factors are set forth in our Partnership's filings with the Securities and Exchange Commission.

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

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                        March 31,   December 31,
                                                           2006        2005
                                                       -----------  -----------
                                 ASSETS                (unaudited)
Current assets:
  Cash and cash equivalents                               $ 21,514    $ 23,389
  Trade receivables                                          6,569       7,615
  Net profits interests receivable - related party           4,435       6,996
  Current portion of note receivable - related party            50          50
  Prepaid expenses                                              27          22
                                                          --------    --------
      Total current assets                                  32,595      38,072

  Note receivable - related party less current portion          42          55
  Other non-current assets                                      19          19
                                                          --------    --------
      Total                                                     61          74

Property and leasehold improvements - at cost:
  Oil and natural gas properties (full cost method):       291,875      291,875
  Less accumulated full cost depletion                     134,339      129,643
                                                          --------     --------
      Total                                                157,536      162,232

  Leasehold improvements                                       512          512
  Less accumulated amortization                                 72           60
                                                          --------     --------
      Total                                                    440          452
                                                          --------     --------
Net property and leasehold improvements                    157,976      162,684
                                                          --------     --------
      Total assets                                        $190,632     $200,830
                                                          ========     =======

    LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities
  Accounts payable and other current liabilities          $    714     $    580
  Current portion of deferred rent incentive                    39           39
                                                          --------     ---------
      Total current liabilities                                753          619
                                                          --------     --------

Deferred rent incentive less current portion                   316          326
                                                          --------     --------
      Total liabilities                                      1,069          945
                                                          --------     --------

Commitments and contingencies

Partnership capital:
  General partner                                            7,408        7,663
  Unitholders                                              182,155      192,222
                                                          --------     --------
      Total partnership capital                            189,563      199,885
                                                          --------     --------

Total liabilities and partnership capital                 $190,632     $200,830
                                                          ========     ========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, except Earnings Per Unit)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                       2006              2005
                                                    ---------          ---------
Operating revenues:
       Net profits interests                        $  6,556           $   6,116
       Royalties                                      11,947               8,221
       Lease bonus                                       764                  60
                                                    --------           ---------
Total operating revenues                              19,267              14,397

Costs and expenses:
       Operating, including production taxes             850                 701
       Depletion and amortization                      4,708               5,137
       General and administrative expenses               847                 746
                                                    --------           ---------
Total costs and expenses                               6,405               6,584
                                                    --------           ---------
Operating income                                      12,862               7,813

Other income (expense), net:
       Investment income                                 192                  51
       Other income (expense), net                         6                  12
                                                    --------           ---------

       Total other income (expense), net                 198                  63
                                                    --------           ---------
Net earnings                                        $ 13,060           $   7,876
                                                    ========           =========
Allocation of net earnings:
       General partner                              $    378           $     204
                                                    ========           =========
       Unitholders                                  $ 12,682           $   7,672
                                                    ========           =========
Net earnings per common unit (in dollars)           $   0.45           $    0.27
                                                    ========           =========
Weighted average common units outstanding (000's)     28,240              28,240
                                                    ========           =========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2006       2005
                                                           ---------  ---------

Net cash provided by operating activities                   $ 21,494   $ 14,253

Cash flows used in investing activities:
   Proceeds from related party note receivable                    13         13
   Capital expenditures                                            -        (62)
                                                             -------   --------

Total cash flows provided by (used in) investing activities       13        (49)
                                                             -------   --------

Cash flows used in financing activities:
   Distributions paid to general partner and unitholders     (23,382)   (12,361)
                                                            --------   --------

Increase (decrease) in cash and cash equivalents              (1,875)     1,843

Cash and cash equivalents at January 1,                       23,389     12,365
                                                            --------   --------
Cash and cash equivalents at March 31,                      $ 21,514   $ 14,208
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

         The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our Partnership's financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. Per-unit information is calculated by dividing the income applicable to holders of our Partnership's common units by the weighted average number of units outstanding. Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation.

2. CONTINGENCIES: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma. Dorchester Minerals Operating LP now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to our Partnership. The plaintiffs consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas leases entered into in the 1930s to the 1950s. Plaintiffs' claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, and fraud. Plaintiffs also seek certification of class action against defendants. On October 1, 2004, the plaintiffs severed claims against Dorchester Minerals Operating LP regarding royalty underpayments. Dorchester Minerals Operating LP believes plaintiffs' claims, including severed claims, are completely without merit. Based upon past measurements of such domestic gas usage, Dorchester Minerals Operating LP believes the domestic gas damages sought by plaintiffs to be minimal. An adverse decision could reduce amounts our Partnership receives from the Net Profits Interests.

         Our Partnership and Dorchester Minerals Operating LP are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. DISTRIBUTIONS TO HOLDERS OF COMMON UNITS: Since our Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been or will be:

Year    Quarter          Record Date           Payment Date           Amount
----    -------------    ----------------      -----------------      ----------
2003    1st (partial)    April 28, 2003        May 8, 2003            $0.206469
2003    2nd              July 28, 2003         August 7, 2003         $0.458087
2003    3rd              October 31, 2003      November 10, 2003      $0.422674
2003    4th              January 26, 2004      February 5, 2004       $0.391066
2004    1st              April 30, 2004        May 10, 2004           $0.415634
2004    2nd              July 26, 2004         August 5, 2004         $0.415315
2004    3rd              October 25, 2004      November 4, 2004       $0.476196
2004    4th              February 1, 2005      February 11, 2005      $0.426076
2005    1st              April 29, 2005        May 9, 2005            $0.481242
2005    2nd              July 25, 2005         August 4, 2005         $0.514542
2005    3rd              October 24, 2005      November 3, 2005       $0.577287
2005    4th              January 30, 2006      February 9, 2006       $0.805543
2006    1st              May 1, 2006           May 11, 2006           $0.729852

         Distributions beginning with the third quarter of 2004 were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. Our partnership agreement requires the next cash distribution to be paid by August 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 573 counties and parishes in 25 states.

         Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds the working interest properties previously owned by Dorchester Hugoton and a minor portion of mineral, royalty and working interest properties previously owned by Republic and Spinnaker. We refer to Dorchester Minerals Operating LP as the "operating partnership." We directly and indirectly own a 96.97% net profits overriding royalty interest in these properties. We refer to our net profits overriding royalty interest in these properties as the Net Profits Interests. We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month.

        In accordance with our partnership agreement we have the continuing right to create additional net profits interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interest identical to the Net Profits Interests created upon our formation. One such interest, called the 2003/2004/2005 NPI, resulted from transferring various properties to the operating partnership subject to a Net Profits Interest. As of March 31, 2006 cumulative costs and expenses, which include an interest equivalent, totaled $3,367,000 attributable to the 2003/2004/2005 NPI properties and exceeded cumulative revenues by $422,000, an amount which we refer to as the 2003/2004/2005 NPI deficit. The Spinnaker NPI was in a temporary deficit status of $10,000. The 2006 NPI had incurred no cash expenses through March 31, 2006. Our financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status, except for temporary deficits. Consequently, revenues, expenses, production sales volumes and prices set forth herein do not reflect amounts attributable to the 2003/2004/2005 NPI or the 2006 NPI properties, however, information concerning acreage owned and drilling activity attributable to these properties is included herein.

Commodity Price Risks

         Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three Months Ended March 31, 2006 as compared to Three Months Ended
March 31, 2005

         Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in crude oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:
                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
    Accrual Basis Sales Volumes:                         2006        2005
                                                        ------      ------
    Net Profits Interests Gas Sales (mmcf)............   1,126       1,223
    Net Profits Interests Oil Sales (mbbls) ..........       3           2
    Royalty Properties Gas Sales (mmcf) ..............     965         890
    Royalty Properties Oil Sales (mbbls) .............      85          80

    Accrual Basis Weighted Average Sales Price:
    Net Profits Interests Gas Sales ($/mcf)...........  $ 7.42      $ 6.18
    Net Profits Interests Oil Sales ($/bbl)...........  $47.04      $40.55
    Royalty Properties Gas Sales ($/mcf) .............  $ 7.39      $ 5.42
    Royalty Properties Oil Sales ($/bbl)..............  $56.67      $42.50

    Accrual Basis Production Costs Deducted
    Under the Net Profits Interests ($/mcfe) (1)........$ 1.75      $ 1.27
________________________________________________________
(1) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

         Oil sales volumes attributable to our Royalty Properties during the first quarter increased 6.3% from 80 mbbls during 2005 to 85 mbbls in 2006. Natural gas sales volumes attributable to our Royalty Properties increased 8.4% from 890 mmcf during 2005 to 965 mmcf during 2006. The increases in oil and natural gas sales volumes are attributable to new wells drilled on the Royalty Properties in late 2004 and early 2005.

         Oil sales volumes attributable to our Net Profits Interests during the first quarter were virtually unchanged from 2005. Natural gas sales volumes attributable to our Net Profits Interests during the first quarter decreased 7.9% from 1,223 mmcf during 2005 to 1,126 mmcf during 2006 due to natural reservoir decline. Production sales volumes and prices from the 2003/2004/2005 NPI and the 2006 NPI properties are excluded from the above table. See "Overview" above.

         Weighted average oil sales prices attributable to the Partnership's interest in Royalty Properties increased 33.3% from $42.50 per bbl during the first quarter 2005 to $56.67 per bbl during the first quarter 2006. Similarly, first quarter weighted average Partnership natural gas sales prices from Royalty Properties increased 36.3% from $5.42 per mcf during 2005 to $7.39 per mcf during 2006. Both oil and natural gas price increases resulted from changing market conditions.

         First quarter weighted average oil sales prices from the Net Profits Interests' properties increased 16.0% from $40.55 per bbl in 2005 to $47.04 per bbl in 2006. First quarter weighted average natural gas sales prices from the Net Profits Interests' properties increased 20.1% from $6.18 per mcf in 2005 to $7.42 per mcf in 2006. Such oil and natural gas price increases are due to changing market conditions.

         In an effort to provide the reader with information concerning prices of oil and gas sales that correspond to our quarterly distributions, management calculates the weighted average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable. This "indicated price" does not necessarily reflect the contractual terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between the Partnership's cash receipts and the timing of the production of oil and gas may be described generally, actual cash receipts may be materially impacted by purchasers' release of suspended funds and by prior period adjustments.

         Cash receipts attributable to the Partnership's Net Profits Interests during the 2006 first quarter totaled $9,118,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during November 2005 through January 2006. The weighted average indicated prices for oil and gas sales during the 2006 first quarter attributable to the Net Profits Interests were $52.56/bbl and $9.16/mcf, respectively.

         Cash receipts attributable to the Partnership's Royalty Properties during the 2006 first quarter totaled $12,532,000. These receipts generally reflect oil sales during December 2005 through February 2006 and gas sales during November 2005 through January 2006. The weighted average indicated prices for oil and gas sales during the 2006 first quarter attributable to the Royalty Properties were $56.33/bbl and $9.15/mcf, respectively.

         Our first quarter net operating revenues increased 33.8% from $14,397,000 during 2005 to $19,267,000 during 2006 due primarily to increased natural gas prices and crude oil prices.

         Costs and expenses during the first quarter of 2005 were $6,584,000 compared to $6,405,000 during the first quarter of 2006.

         Other income during the three month period ended March 31 increased from $63,000 during 2005 to $198,000 during the same period in 2006 primarily as a result of increased interest income due to increased cash flow and increased interest rates.

         Depletion and amortization during the three month period ended
March 31 decreased from $5,137,000 during 2005 to $4,708,000 during 2006, as a result of a lower depletable base due to effects of previous depletion.

         We received cash payments in the amount of $935,000 from various sources during the first quarter of 2006 including lease bonus attributable to 13 consummated leases and pooling elections located in eight counties and parishes in four states and the non-refundable down payment associated with transaction described below under Fayetteville Shale Trend of Northern Arkansas. Each of the consummated leases reflected a royalty term of 25% and lease bonuses ranging up to $500 per acre.

         We received division orders, or otherwise identified 81 new wells completed on our Royalty Properties and Net Profits Interests located in 31 counties and parishes in eight states. The operating partnership elected to participate in six wells to be drilled on our Net Profits Interests located in five counties in four states. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized in the following table and discussion:

      County/
State Parish    Operator      Well Name       Ownership      Test Rates, per day
----- -------   -----------  ---------------  ------------   -------------------
                                              WI(1) NRI(1)   Gas,mcf   Oil,bbls
                                              ----- ------   -------   --------
Royalty Properties
--------------------
OK  Beckham     St. Mary      Reed 4-1           --   1.2%     5,950       13
TX  Wheeler     Devon         Hayes 18-2         --   3.1%     2,164       21
OK  Custer      Cimarex       Kephart 4-33       --   5.4%     1,110       --
TX  Panola      XTO           Powers 7           --   5.5%     1,237       40
AR  Logan       Houston Expl. Phillips 15-20     --   1.2%     1,941       --

Net Profits Interests
---------------------
OK  Roger Mills JMA           Hutson Farms 6-18 1.6%  1.6%     6,637       15
____________________________________
(1)    WI and NRI mean working interest and net revenue interest, respectively.

         T-PATCH (REKLAW OSO) FIELD, JIM HOGG AND STARR COUNTIES, TEXAS - We own varying undivided mineral interests totaling 4,994/1,583 gross/net acres in three tracts in Jim Hogg and Starr Counties, Texas and which we leased to EOG Resources, Inc. ("EOG") in 2004. Please refer to the discussion on page 18 of our 2005 10-K for more information about the results of prior activity on our lands in the field. EOG has drilled and completed two wells on the second of these tracts (which we call the Guerra Mineral Trust tract). The Guerra Mineral Trust No. 1 well was drilled in January 2006 to a permitted total depth of 8,100 feet and was tested to sales at rates of 6,531 mcf and 126 barrels per day on March 21, 2006. The Guerra Mineral Trust No. 2 well was drilled in March 2006 to a total depth of 8,000 feet and was tested to sales at rates of 10,778 mcf and 106 barrels per day on March 27, 2006. We own a 10.2% net revenue interest in this tract. We did not receive any cash revenue attributable to production from these two wells in the first quarter of 2006.

         JEFFRESS (VICKSBURG S) FIELD, HIDALGO COUNTY, TEXAS - We own varying undivided mineral interests in several thousand acres in the greater Jeffress Field area of western Hidalgo County, Texas. Please refer to the discussion on page 18 of our 2005 10-K for more information about the results of prior activity on our lands in the field. The Dan A. Hughes Company Coates-Dorchester 1 well was drilled in November 2005 to a permitted total depth of 11,500 feet and was tested to sales at rates of 3,263 mcf and 96 barrels per day on January 26, 2006. This well was flowing to sales on April 26, 2006 at rates of 3,545 mcf and 49 barrels per day. We own a 6.25% net revenue interest in this well; the operating partnership owns a 1.25 net revenue interest before payout and a 6.25% working interest and a 4.69% net revenue interest after payout.

         FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS - We own varying undivided mineral interests in approximately 20,000 gross/10,000 net acres located in Cleburne, Conway, Faulkner, Franklin, Pope, Van Buren and White Counties, Arkansas in what is commonly referred to as the "Fayetteville Shale" trend of the Arkoma Basin. We received numerous lease offers for and well proposals on our interests in this area during 2004 and 2005. We circulated a Request For Proposals (RFP) to industry participants in January, 2006 which RFP solicited expressions of interest to lease our interests in this area. On March 30, 2006 we entered into an agreement with a large independent oil and gas exploration company pursuant to which we will lease our interest in 9,800 net mineral acres for terms including lease bonus of $625 per acre, one-quarter royalty and optional working interest participation in certain circumstances. We received a non-refundable down payment in the amount of $616,062 on March 29, 2006. The agreement provides for payment of the remaining bonus consideration, estimated to be approximately $5,500,000, on or before June 29, 2006. Payment of the remaining lease bonus is contingent upon conditions customarily found in transactions of this type including confirmation of our title to the properties.

         First quarter net earnings allocable to common units increased 65.3% from $7,672,000 during 2005 to $12,682,000 during 2006 due primarily to increased crude oil and natural gas sales prices.

         Net cash provided by operating activities increased 50.8% from $14,253,000 during the first quarter 2005 to $21,494,000 during the first quarter 2006, principally due to higher oil and natural gas sales prices.


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


Expenses and Capital Expenditures

         The operating partnership does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone or the Council Grove formations or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton. Successful activities by others in these formations or other developments could prompt a reevaluation of this position. Any such drilling is estimated to cost $300,000 to $350,000 per well. The operating partnership anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton but is unable to predict the cost as a specific engineering study is required for each fracture treatment. Previous fracture treatments in these properties have cost between $50,000 and $80,000 per well. They did not require casing repairs. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

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

Liquidity and Working Capital

         Cash and cash equivalents totaled $21,514,000 at March 31, 2006 and $23,389,000 at December 31, 2005.


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

Changes in Internal Controls

         There were no changes in our Partnership's internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our Partnership's internal controls subsequent to the date of their evaluation of our disclosure controls and procedures.



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
                  None.
ITEM 1A. RISK FACTORS
                  None.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                  None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.
ITEM 5.  OTHER INFORMATION
                  The Partnership's Audit Committee engaged Grant Thornton LLP as the independent registered public accounting firm for 2006.
ITEM 6.  EXHIBITS
                  See the attached Index to Exhibits.

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

                                 DORCHESTER MINERALS, L.P.

                                 By:      Dorchester Minerals Management LP
                                          its General Partner,

                                 By: Dorchester Minerals Management GP LLC, its General Partner

                                 /s/ William Casey McManemin
                                 -----------------------------------------------
                                     William Casey McManemin
Date: May 2, 2006                    Chief Executive Officer



                                /s/ H.C. Allen, Jr.
                                ------------------------------------------------
                                    H.C. Allen, Jr.
Date: May 2, 2006                   Chief Financial Officer

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