Form 10-Q
period 2006-06-30
DORCHESTER MINERALS LP
filed 2006-08-03
CIK 1172358

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



For the Quarterly Period Ended June 30, 2006   Commission file number 000-50175


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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes [] No [X]

         As of August 2, 2006, 28,240,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS................................3


PART I.........................................................................3

   ITEM 1.      FINANCIAL INFORMATION..........................................3

      CONDENSED BALANCE SHEETS AS OF June 30, 2006 (UNAUDITED) AND
                DECEMBER 31, 2005..............................................4

      CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                June 30, 2006 AND 2005 (UNAUDITED).............................5

      CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                June 30, 2006 AND 2005 (UNAUDITED).............................6

      NOTES TO THE CONDENSED FINANCIAL STATEMENTS..............................7

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS......................................8

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....13

   ITEM 4.      CONTROLS AND PROCEDURES.......................................13


PART II.......................................................................14

   ITEM 1.      LEGAL PROCEEDINGS.............................................14

   ITEM 1A.     RISK FACTORS..................................................14

   ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...14

   ITEM 3.      DEFAULTS UPON SENIOR SECURITIES...............................14

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........14

   ITEM 5.      OTHER INFORMATION.............................................14

   ITEM 6.      EXHIBITS......................................................14


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




                                     PART I



ITEM 1.  FINANCIAL INFORMATION


         See attached financial statements on the following pages.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                         June 30,   December 31,
                                                           2006        2005
                                                       -----------  -----------
                                 ASSETS                (unaudited)
Current assets:
  Cash and cash equivalents                               $ 23,359    $ 23,389
  Trade receivables                                          6,032       7,615
  Net profits interests receivable - related party           3,845       6,996
  Current portion of note receivable - related party            50          50
  Prepaid expenses                                              23          22
                                                          --------    --------
      Total current assets                                  33,309      38,072

  Note receivable - related party less current portion          29          55
  Other non-current assets                                      19          19
                                                          --------    --------
      Total                                                     48          74

Property and leasehold improvements - at cost:
  Oil and natural gas properties (full cost method):       291,875      291,875
  Less accumulated full cost depletion                     139,139      129,643
                                                          --------     --------
      Total                                                152,736      162,232

  Leasehold improvements                                       512          512
  Less accumulated amortization                                 85           60
                                                          --------     --------
      Total                                                    427          452
                                                          --------     --------
Net property and leasehold improvements                    153,163      162,684
                                                          --------     --------
      Total assets                                        $186,520     $200,830
                                                          ========     ========

    LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities
  Accounts payable and other current liabilities          $  1,007     $    580
  Current portion of deferred rent incentive                    39           39
                                                          --------     ---------
      Total current liabilities                              1,046          619
                                                          --------     --------

Deferred rent incentive less current portion                   307          326
                                                          --------     --------
      Total liabilities                                      1,353          945
                                                          --------     --------

Commitments and contingencies

Partnership capital:
  General partner                                            7,381        7,663
  Unitholders                                              177,786      192,222
                                                          --------     --------
      Total partnership capital                            185,167      199,885
                                                          --------     --------

Total liabilities and partnership capital                 $186,520     $200,830
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

                          DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in Thousands except Earnings per Unit)
                                  (Unaudited)

                                           Three Months Ended  Six Months Ended
                                                  June 30,         June 30,
                                            ----------------- ------------------
                                              2006    2005      2006     2005
                                            ------- --------  -------- ---------
Operating revenues:
     Net profits interests................. $ 5,322 $  6,458  $11,878  $ 12,574
     Royalties.............................  11,817   10,414   23,764    18,635
     Lease Bonus...........................   5,972       90    6,736       150
     Other.................................      17        8       29        30
                                            ------- --------  -------  --------
     Total operating revenues..............  23,128   16,970   42,407    31,389

Cost and expenses:
     Operating, including production taxes      969      772    1,819     1,473
     Depletion and amortization............   4,813    5,365    9,521    10,502
     General and administrative expenses...     751      715    1,604     1,467
                                            ------- --------  -------  --------
Total costs and expenses...................   6,533    6,852   12,944    13,442
                                            ------- --------  -------  --------

Operating income ..........................  16,595   10,118   29,463    17,947

Other income (expense), net:
     Investment income.....................     194       73      386       124
     Other expense.........................       -        -        -        (4)
                                            ------- --------  -------  --------
     Total other income (expense), net.....     194       73      386       120

Net earnings .............................. $16,789 $ 10,191  $29,849  $ 18,067
                                            ======= ========  =======  ========
Allocation of net earnings:
     General partner....................... $   547 $    281  $   925  $    485
                                            ======= ========  =======  ========
     Unitholders........................... $16,242 $  9,910  $28,924  $ 17,582
                                            ======= ========  =======  ========
Net earnings per common unit (basic and
  diluted)................................. $  0.58 $   0.35  $  1.02  $   0.62
                                            ======= ========  =======  ========

Wtd. avg. common units outstanding           28,240   28,240   28,240    28,240
                                            ======= ========  =======  ========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2006       2005
                                                           ---------  ---------

Net cash provided by operating activities                   $ 44,511   $ 29,482

Cash flows used in investing activities:
   Proceeds from related party note receivable                    26         26
   Capital expenditures                                            -       (109)
                                                             -------   --------

Total cash flows provided by (used in) investing activities       26        (83)
                                                             -------   --------

Cash flows used in financing activities:
   Distributions paid to general partner and unitholders     (44,567)   (26,315)
                                                            --------   --------

Increase (decrease) in cash and cash equivalents                 (30)     3,084

Cash and cash equivalents at January 1,                       23,389     12,365
                                                            --------   --------
Cash and cash equivalents at June 30,                       $ 23,359   $ 15,449
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

3. Distributions to Holders of Common Units: Since our Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been or will be:


Year    Quarter          Record Date           Payment Date           Amount
----    -------------    ----------------      -----------------      ----------
2003    1st (partial)    April 28, 2003        May 8, 2003            $0.206469
2003    2nd              July 28, 2003         August 7, 2003         $0.458087
2003    3rd              October 31, 2003      November 10, 2003      $0.422674
2003    4th              January 26, 2004      February 5, 2004       $0.391066
2004    1st              April 30, 2004        May 10, 2004           $0.415634
2004    2nd              July 26, 2004         August 5, 2004         $0.415315
2004    3rd              October 25, 2004      November 4, 2004       $0.476196
2004    4th              February 1, 2005      February 11, 2005      $0.426076
2005    1st              April 29, 2005        May 9, 2005            $0.481242
2005    2nd              July 25, 2005         August 4, 2005         $0.514542
2005    3rd              October 24, 2005      November 3, 2005       $0.577287
2005    4th              January 30, 2006      February 9, 2006       $0.805543
2006    1st              May 1, 2006           May 11, 2006           $0.729852
2006    2nd              July 24, 2006         August 3, 2006         $0.778120

         Distributions beginning with the third quarter of 2004 were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. Our partnership agreement requires the next cash distribution to be paid by November 15, 2006.

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

         In accordance with our partnership agreement we have the continuing right to create additional net profits interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interest identical to the Net Profits Interests created upon our formation. Two such interests, called the 2003/2004/2005 NPI and the 2006 NPI, resulted from transferring various properties to the operating partnership subject to a Net Profits Interest. As of June 30, 2006 cumulative costs and expenses, which include an interest equivalent, totaled $3,934,000 attributable to the 2003/2004/2005 NPI properties and exceeded cumulative revenues by $487,000, an amount which we refer to as the 2003/2004/2005 NPI deficit. The 2006 NPI deficit was $76,000, with no revenues received. Our financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status, except for temporary deficits. Consequently, revenues, expenses, production sales volumes and prices set forth herein do not reflect amounts attributable to the 2003/2004/2005 NPI or the 2006 NPI properties. However, information concerning acreage owned and drilling activity attributable to these properties is included herein.

Commodity Price Risks

         Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three and Six Months Ended June 30, 2006 as compared to Three and Six Months Ended June 30, 2005

         Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in crude oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:


                                          Three Months Ended    Six Months Ended
                                       -----------------------  ----------------
                                           June 30,   March 31,      June 30,
                                       -------------- --------- ----------------
Accrual Basis Sales Volumes:             2006    2005    2006       2006    2005
----------------------------           ------- ------- -------    ------- ------
Net Profits Interests Gas Sales (mmcf)   1,140   1,215   1,126     2,266   2,348
Net Profits Interests Oil Sales (mbbls)      4       3       3         7       5
Royalty Properties Gas Sales (mmcf)      1,014     974     965     1,979   1,864
Royalty Properties Oil Sales (mbbls)        84      90      85       169     170

Weighted Average Sales Price:
Net Profits Interests Gas Sales ($/mcf) $ 5.80  $ 6.64  $ 7.42    $ 6.61  $ 6.41
Net Profits Interests Oil Sales ($/bbl) $53.51  $47.31  $47.04    $50.61  $44.17
Royalty Properties Gas Sales ($/mcf)    $ 6.18  $ 6.19  $ 7.39    $ 6.77  $ 5.82
Royalty Properties Oil Sales ($/bbl)    $65.86  $48.70  $56.67    $61.25  $45.78

Production Costs Deducted
Under the Net Profits
  Interests ($/mcfe) (1)                $ 1.36  $ 1.45  $ 1.75    $ 1.55  $ 1.36
________________________________________________________
(1) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

         Oil sales volumes attributable to our Royalty Properties during the second quarter decreased 6.7% from 90 mbbls in 2005 to 84 mbbls in 2006. Oil sales volumes attributable to our Royalty Properties during the first six months were essentially unchanged from 170 mbbls in 2005 to 169 mbbls in 2006. Natural gas sales volumes attributable to our Royalty Properties during the second quarter increased 4.1% from 974 mmcf in 2005 to 1,014 mmcf in 2006. Natural gas sales volumes attributable to our Royalty Properties during the first six months increased 6.2% from 1,864 in 2005 to 1,979 mmcf in 2006. The increases in natural gas sales volumes are primarily attributable to new wells drilled on the Royalty Properties in late 2005 and early 2006 and prior period receipts during the second quarter of 2006. The decrease in the second quarter 2006 oil volumes compared to the same period of 2005 is attributable to increases from new wells drilled in the first quarter of 2005.

         Oil sales volumes attributable to our Net Profits Interests during the second quarter and first six months of 2006 were virtually unchanged when compared to the same periods of 2005. Natural gas sales volumes attributable to our Net Profits Interests during the second quarter and first six months of 2006 decreased from the same periods of 2005. Second quarter sales of 1,140 mmcf during 2006 were 6.2% less than 1,215 mmcf during 2005. First six months sales of 2,266 mmcf during 2006 were 3.5% less than 2,348 mmcf during 2005. The natural gas sales volume decreases were a result of natural reservoir decline. Production sales volumes and prices from the 2003/2004/2005 NPI and the 2006 NPI properties are excluded from the above table. See "Overview" above.

         Weighted average oil sales prices attributable to the Partnership's interest in Royalty Properties increased 35.2% from $48.70/bbl during the second quarter of 2005 to $65.86/bbl during the second quarter of 2006 and 33.8% from $45.78/bbl during the first six months of 2005 to $61.25/bbl during the first six months of 2006. The second quarter weighted average Partnership natural gas sales prices from Royalty Properties were essentially unchanged from $6.19/mcf during 2005 to $6.18/mcf during 2006. The six months ended June 30 weighted average Partnership natural gas sales prices increased 16.3% from $5.82/mcf during 2005 to $6.77/mcf during 2006. Both oil and natural gas price increases resulted from changing market conditions.

         Second quarter weighted average oil sales prices from the Net Profits Interests' properties increased 13.1% from $47.31/bbl in 2005 to $53.51/bbl in 2006. The first six months' Net Profits Interests' oil sales prices increased 14.6% from $44.17/bbl in 2005 to $50.61/bbl in 2006. Weighted average natural gas sales prices attributable to the Net Profits Interests decreased during the second quarter and increased during the first six months of 2006 compared to the same periods of 2005. Second quarter natural gas sales prices of $5.80/mcf in 2006 were 12.7% less than $6.64/mcf in 2005. The six months ended June 30, 2006 natural gas prices increased 3.1% to $6.61/mcf from $6.41/mcf in the same period of 2005. Changing market conditions resulted in increased oil prices and changed natural gas sales prices.

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

         Cash receipts attributable to the Partnership's Net Profits Interests during the 2006 second quarter totaled $5,912,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during February through April 2006. The weighted average indicated prices for oil and gas sales during the 2006 second quarter attributable to the Net Profits Interests were $45.35/bbl and $6.67/mcf, respectively.

         Cash receipts attributable to the Partnership's Royalty Properties during the 2006 second quarter totaled $11,685,000. These receipts generally reflect oil sales during March through May 2006 and gas sales during February through April 2006. Additionally, cash receipts included $5,535,000 final lease bonus payment received for the Fayetteville Shale Lease Transaction (see discussion below). The weighted average indicated prices for oil and gas sales during the 2006 second quarter attributable to the Royalty Properties were $60.87/bbl and $6.93/mcf, respectively.

         Our second quarter net operating revenues increased 36.3% from $16,970,000 during 2005 to $23,128,000 during 2006. Net operating revenues for the first six months of 2006 increased 35.1% from $31,389,000 during 2005 to $42,407,000. Both the quarterly and six-month increases resulted primarily from increased royalty natural gas sales volumes and prices and increased crude oil sales prices and increased lease bonus revenue.

         Costs and expenses decreased 4.7% from $6,852,000 during the second quarter of 2005 to $6,533,000 during the second quarter of 2006, while the six months ended June 30 costs and expenses decreased 3.7% from $13,442,000 during 2005 to $12,944,000 during 2006. Such decreases primarily resulted from decreased depletion and amortization, offset by increased production and ad valorem taxes associated with increased revenues.

         Investment income increased 166% from $73,000 in the second quarter of 2005 to $194,000 in the second quarter of 2006, and increased 211% from $124,000 in the first six months of 2005 to $386,000 in the first six months of 2006 as a result of increased cash flows and higher interest rates.

         Depletion and amortization decreased 10.3% during the second quarter ended June 30, 2006 and 9.3% during the six months ended June 30, 2006 when compared to the same periods of 2005. The decreases from $5,365,000 and $10,502,000 during the second quarter and six months ended June 30, 2005 respectively, to $4,813,000 and $9,521,000 during the same periods of 2006 respectively, resulted from a lower depletable base due to effects of previous depletion.

         We received cash payments in the amount of $6,252,000 (including $5,535,000 attributable to the Fayetteville Shale Lease Transaction) from various sources during the second quarter of 2006 including lease bonuses attributable to 28 consummated leases and pooling elections located in 19 counties and parishes in five states. The consummated leases reflected royalty terms ranging up to 30% and lease bonuses ranging up to $675/acre.

         We received division orders, or otherwise identified, 126 new wells completed on our Royalty Properties and Net Profit Interests located in 43 counties and parishes in nine states during the second quarter of 2006. The operating partnership elected to participate in 19 wells to be drilled on our Net Profits Interests located in 12 counties in eight states. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized in the following table and discussion:


      County/
State Parish    Operator    Well Name          Ownership     Test Rates, per day
----- -------   ----------- --------------     ------------  -------------------
                                               WI(1) NRI(1)   Gas,mcf   Oil,bbls
                                               ----- ------   -------   --------
Royalty Properties
--------------------
NM  Lea         Devon       Paloma Blanco 20-1   --   5.0%     2,004       66
TX  Goliad      Etoco       Heard Unit 1         --   1.2%     8,324      188
TX  Goliad      Etoco       Heard Unit 2         --   1.2%     8,960      109
OK  Custer      Cimarex     Hall 2-29            --   2.5%     2,266       --
OK  Roger Mills Burlington  Lamb 15-11           --   1.7%     3,121       --
TX  Brooks      Kerr-McGee  Nellie Garcia 1      --   9.4%     1,096       19

Net Profits Interests
---------------------
NM  Eddy        LCX         1625 Fed Com 311     4.7% 4.7%     1,627       --
MT  Richland    Slawson     Typhoon Fed 1-22     1.2% 1.2%       212      531
AR  Van Buren   SEECO       Russell 1-33         6.3% 6.3%     2,526       --
____________________________________
(1)    WI and NRI mean working interest and net revenue interest, respectively.

         FAYETTEVILLE SHALE LEASE TRANSACTION - We entered into an agreement on March 30, 2006 to lease our interest in certain lands located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White Counties, Arkansas. We received a non-refundable payment in the amount of $616,000, which amount was included in the Partnership's first quarter distribution to unitholders. The agreement provided 90 days for title due diligence and documentation.

         On June 28, 2006 we leased our average 8.6% mineral interest in 179 sections of land in these eight counties and received additional payments totaling $5,535,000. This amount was included in our second quarter distribution to unitholders. The leases reflect one-fourth royalty and five year primary terms. Assuming the lands are pooled into 640 acre units, we will own an average 2.1% net royalty interest in each well drilled in these sections. In addition to the basic lease terms, we have the option, but not the obligation, to participate for an average 3.5% net working interest in 117 of 179 sections. We elected not to lease our interest in four sections located in the Gravel Hill Field area of Van Buren County, representing an additional 260 net mineral acres. The Partnership's optional working interest in the leased lands and the unleased mineral interest in the Gravel Hill Field area have been or will be assigned to the operating partnership pursuant to the existing Net Profits Interest agreements.

         Two horizontal wells have been drilled and completed and a third has been proposed on these lands. The SEECO Russell 1-33H well, located in the Gravel Hill Field area of Van Buren County was completed on June 29 at an initial rate of 2,526 mcfd and was flowing at a rate of 2,635 mcfd after 21 days. The Russell 2-33H well is currently flowing back after fracture stimulation. The operating partnership owns a 6.25% working and net revenue interest in each of these wells, subject to our Net Profits Interest.

         Second quarter net earnings allocable to common units increased 63.9% from $9,910,000 during 2005 to $16,242,000 during 2006. First six months common unit net earnings increased 64.5% from $17,582,000 during 2005 to $28,924,000 during 2006. Increased crude oil and royalty natural gas sales revenues along with increased lease bonus revenues primarily resulted in increased net earnings of common units.

         Net cash provided by operating activities increased 51.0% from $15,242,000 during the second quarter of 2005 to $23,017,000 during the second quarter of 2006. Similarly, net cash from operating activities for the first six months increased 51.0% from $29,482,000 in 2005 to $44,511,000 in 2006. The principal reason for such increases is increased crude oil, royalty natural gas sales revenues and lease bonus revenues.

Texas Margin Tax

         The Texas Legislature recently passed H.B. 3 which is a new tax system, commonly referred to as the Texas margin tax. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, and joint ventures. The effective date of the Texas margin tax is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter.

         Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as "passive entities." Our Partnership should meet the requirements for being considered a "passive entity" for Texas margin tax purposes and, therefore, it should be exempt from the Texas margin tax. If exempt from tax at the Partnership level as a passive entity, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Partnership revenues in its own Texas margin tax computation.

         Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state income, franchise and Texas margin tax returns.

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



Expenses and Capital Expenditures

         The operating partnership anticipates drilling possibly two wells in the Oklahoma Council Grove formation during 2006/2007 depending upon rig availability. The operating partnership does not currently anticipate drilling additional wells as a working interest owner in the Fort Riley zone or elsewhere in the Oklahoma properties previously owned by Dorchester Hugoton. Successful activities by others in these formations or other developments could prompt a reevaluation of this position. Any such drilling is estimated to cost $350,000 to $400,000 per well. The operating partnership anticipates continuing additional fracture treating in the Oklahoma properties previously owned by Dorchester Hugoton but is unable to predict the cost as a specific engineering study is required for each fracture treatment. Previous fracture treatments in these properties have cost between $50,000 and $80,000 per well. They did not require casing repairs. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

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


Liquidity and Working Capital

         Cash and cash equivalents totaled $23,359,000 at June 30, 2006 and $23,389,000 at December 31, 2005.



Critical Accounting Policies

         We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. In accordance with applicable accounting rules, Dorchester Hugoton was deemed to be the accounting acquiror of the Republic and Spinnaker assets using the purchase method of accounting. Our Partnership's acquisition of these assets was recorded at a value based on the closing price of Dorchester Hugoton's common units immediately prior to consummation of the combination transaction, subject to certain adjustments. Consequently, the acquisition of these assets was recorded at values that exceed the historical book value of these assets prior to consummation of the combination transaction. Our Partnership did not assign any book or market value to unproved properties, including nonproducing royalty, mineral and leasehold interests. Oil and gas properties are evaluated using the full cost ceiling test at the end of each quarter.

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


Changes in Internal Controls

         There were no changes in our Partnership's internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our Partnership's internal controls subsequent to the date of their evaluation of our disclosure controls and procedures.



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
                  None.
ITEM 1A. RISK FACTORS
                  None.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                  None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  a) We held our Annual Unitholders meeting on Wednesday, May 3, 2006 in Dallas, Texas.
                  b) Proxies were solicited by the Board of Managers pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees listed in the proxy statement and all of such nominees were duly elected.
                  c) The only matter voted on at the meeting was the election of the three nominees to the Board of Managers. Out of the 28,240,431 units issued and outstanding and entitled to vote at the meeting, 26,661,761 units were present in person or by proxy. The results were as follows:

                                           Votes Withheld
Nominee               Votes for Election    from Election      Broker Non-Votes
Buford P. Berry           26,567,366            94,395             1,578,670
Rawles Fulgham            26,607,072            54,689             1,578,670
C. W. "Bill" Russell      26,282,226            49,978             1,578,670


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

                                 DORCHESTER MINERALS, L.P.

                                 By:      Dorchester Minerals Management LP
                                          its General Partner,

                                 By: Dorchester Minerals Management GP LLC, its General Partner

                                 /s/ William Casey McManemin
                                 -----------------------------------------------
                                     William Casey McManemin
                                     Chief Executive Officer
Date: August 3, 2006


                                /s/ H.C. Allen, Jr.
                                ------------------------------------------------
                                    H.C. Allen, Jr.
                                    Chief Financial Officer
Date: August 3, 2006

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