Form 10-Q
period 2006-09-30
DORCHESTER MINERALS LP
filed 2006-11-06
CIK 1172358

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



               For the Quarterly Period Ended September 30, 2006
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

         As of November 6, 2006, 28,240,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS................................3


PART I.........................................................................3

   ITEM 1.      FINANCIAL INFORMATION..........................................3

      CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND
                DECEMBER 31, 2005..............................................4

      CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)........................5

      CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)........................6

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

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      September 30, December 31,
                                                           2006        2005
                                                       -----------  -----------
                                 ASSETS                (unaudited)
Current assets:
  Cash and cash equivalents                               $ 16,118    $ 23,389
  Trade receivables                                          6,304       7,615
  Net profits interests receivable - related party           3,901       6,996
  Current portion of note receivable - related party            50          50
  Prepaid expenses                                              12          22
                                                          --------    --------
      Total current assets                                  26,385      38,072

  Note receivable - related party less current portion          17          55
  Other non-current assets                                      19          19
                                                          --------    --------
      Total                                                     36          74

Property and leasehold improvements - at cost:
  Oil and natural gas properties (full cost method):       291,875      291,875
  Less accumulated full cost depletion                     143,914      129,643
                                                          --------     --------
      Total                                                147,961      162,232

  Leasehold improvements                                       512          512
  Less accumulated amortization                                 97           60
                                                          --------     --------
      Total                                                    415          452
                                                          --------     --------
Net property and leasehold improvements                    148,376      162,684
                                                          --------     --------
      Total assets                                        $174,797     $200,830
                                                          ========     ========

    LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities
  Accounts payable and other current liabilities          $  1,606     $    580
  Current portion of deferred rent incentive                    39           39
                                                          --------     ---------
      Total current liabilities                              1,645          619
                                                          --------     --------

Deferred rent incentive less current portion                   297          326
                                                          --------     --------
      Total liabilities                                      1,942          945
                                                          --------     --------

Commitments and contingencies

Partnership capital:
  General partner                                            6,961        7,663
  Unitholders                                              165,894      192,222
                                                          --------     --------
      Total partnership capital                            172,855      199,885
                                                          --------     --------

Total liabilities and partnership capital                 $174,797     $200,830
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

                          DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in Thousands except Earnings per Unit)
                                  (Unaudited)

                                           Three Months Ended  Six Months Ended
                                              September 30,      September 30,
                                            ----------------- ------------------
                                              2006    2005      2006     2005
                                            ------- --------  -------- ---------
Operating revenues:
     Net profits interests................. $ 5,125 $  8,755  $17,003  $ 21,329
     Royalties.............................  11,481   14,442   35,245    33,077
     Lease bonus...........................     281      456    7,017       606
     Other.................................      10       17       39        47
                                            ------- --------  -------  --------
     Total operating revenues..............  16,897   23,670   59,304    55,059

Cost and expenses:
     Operating, including production taxes    1,315    1,028    3,134     2,501
     Depletion and amortization............   4,787    5,659   14,308    16,161
     General and administrative expenses...     733      618    2,337     2,085
                                            ------- --------  -------  --------
Total costs and expenses...................   6,835    7,305   19,779    20,747
                                            ------- --------  -------  --------

Operating income ..........................  10,062   16,365   39,525    34,312

Other income (expense), net:
     Investment income.....................     171       95      557       219
     Other income (expense), net...........     159      (57)     159       (61)
                                            ------- --------  -------  --------
     Total other income (expense), net.....     330       38      716       158

Net earnings .............................. $10,392 $ 16,403  $40,241  $ 34,470
                                            ======= ========  =======  ========
Allocation of net earnings:
     General partner....................... $   310 $    461  $ 1,234  $    946
                                            ======= ========  =======  ========
     Unitholders........................... $10,082 $ 15,942  $39,007  $ 33,524
                                            ======= ========  =======  ========
Net earnings per common unit (basic and
  diluted)................................. $  0.36 $   0.57  $  1.38  $   1.19
                                            ======= ========  =======  ========

Wtd. avg. common units outstanding           28,240   28,240   28,240    28,240
                                            ======= ========  =======  ========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2006       2005
                                                           ---------  ---------

Net cash provided by operating activities                   $ 59,962   $ 46,487

Cash flows used in investing activities:
   Proceeds from related party note receivable                    38         39
   Capital expenditures                                            -       (109)
                                                             -------   --------

Total cash flows provided by (used in) investing activities       38        (70)
                                                             -------   --------

Cash flows used in financing activities:
   Distributions paid to general partner and unitholders     (67,271)   (41,256)
                                                            --------   --------

Increase (decrease) in cash and cash equivalents              (7,271)     5,161

Cash and cash equivalents at January 1,                       23,389     12,365
                                                            --------   --------
Cash and cash equivalents at September 30,                  $ 16,118   $ 17,526
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

         The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our Partnership's financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. Per-unit information is calculated by dividing the income applicable to holders of our Partnership's common units by the weighted average number of units outstanding. Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation. Such reclassifications did not impact net income, or total assets, or total liabilities.

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

3. Distributions to Holders of Common Units: Since our Partnership's combination on January 31, 2003, unitholder cash distributions per common unit have been or will be:


Year    Quarter          Record Date           Payment Date           Amount
----    -------------    ----------------      -----------------      ----------
2003    1st (partial)    April 28, 2003        May 8, 2003            $0.206469
2003    2nd              July 28, 2003         August 7, 2003         $0.458087
2003    3rd              October 31, 2003      November 10, 2003      $0.422674
2003    4th              January 26, 2004      February 5, 2004       $0.391066
2004    1st              April 30, 2004        May 10, 2004           $0.415634
2004    2nd              July 26, 2004         August 5, 2004         $0.415315
2004    3rd              October 25, 2004      November 4, 2004       $0.476196
2004    4th              February 1, 2005      February 11, 2005      $0.426076
2005    1st              April 29, 2005        May 9, 2005            $0.481242
2005    2nd              July 25, 2005         August 4, 2005         $0.514542
2005    3rd              October 24, 2005      November 3, 2005       $0.577287
2005    4th              January 30, 2006      February 9, 2006       $0.805543
2006    1st              May 1, 2006           May 11, 2006           $0.729852
2006    2nd              July 24, 2006         August 3, 2006         $0.778120
2006    3rd              October 23, 2006      November 3, 2006       $0.516082

         Distributions beginning with the third quarter of 2004 were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. Our partnership agreement requires the next cash distribution to be paid by February 14, 2007.

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

         In accordance with our partnership agreement we have the continuing right to create additional net profits interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interest identical to the Net Profits Interests created upon our formation. Two such interests, called the 2003/2004/2005 NPI and the 2006 NPI, resulted from transferring various properties to the operating partnership subject to a Net Profits Interest. As of September 30, 2006 cumulative costs and expenses, which include an interest equivalent, totaled $4,111,000 attributable to the 2003/2004/2005 NPI properties and exceeded cumulative revenues by $115,000, an amount which we refer to as the 2003/2004/2005 NPI deficit. The 2006 NPI deficit was $85,000, with no revenues received. Our financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status, except for temporary deficits. Consequently, revenues, expenses, production sales volumes and prices set forth herein do not reflect amounts attributable to the 2003/2004/2005 NPI or the 2006 NPI properties. However, information concerning acreage owned and drilling activity attributable to these properties is included herein.

Commodity Price Risks

         Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations

Three and Nine Months Ended September 30, 2006 as compared to Three and Nine Months Ended September 30, 2005

         Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in crude oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:


                                          Three Months Ended   Nine Months Ended
                                       ----------------------- -----------------
                                        September 30,  June 30,   September 30,
                                       -------------- --------- ----------------
Accrual Basis Sales Volumes:             2006    2005    2006       2006    2005
----------------------------           ------- ------- -------    ------- ------
Net Profits Interests Gas Sales (mmcf)   1,128   1,228   1,140     3,394   3,666
Net Profits Interests Oil Sales (mbbls)      4       2       4        11       7
Royalty Properties Gas Sales (mmcf)      1,018   1,097   1,014     2,997   2,961
Royalty Properties Oil Sales (mbbls)        84      94      84       253     264

Weighted Average Sales Price:
Net Profits Interests Gas Sales ($/mcf) $ 5.87  $ 8.49  $ 5.80    $ 6.36  $ 7.10
Net Profits Interests Oil Sales ($/bbl) $63.25  $57.20  $53.51    $55.04  $48.84
Royalty Properties Gas Sales ($/mcf)    $ 6.09  $ 8.22  $ 6.18    $ 6.54  $ 6.71
Royalty Properties Oil Sales ($/bbl)    $62.83  $57.78  $65.86    $61.77  $50.04

Production Costs Deducted
Under the Net Profits
  Interests ($/mcfe) (1)                $ 1.61  $ 1.48  $ 1.36    $ 1.57  $ 1.40
________________________________________________________
(1) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

         Oil sales volumes attributable to our Royalty Properties during the third quarter decreased 10.6% from 94 mbbls in 2005 to 84 mbbls in 2006. Oil sales volumes attributable to our Royalty Properties during the first nine months decreased 4.2% from 264 mbbls in 2005 to 253 mbbls in 2006. Natural gas sales volumes attributable to our Royalty Properties during the third quarter decreased 7.2% from 1,097 mmcf in 2005 to 1,018 mmcf in 2006. Natural gas sales volumes attributable to our Royalty Properties during the first nine months increased 1.2% from 2,961 in 2005 to 2,997 mmcf in 2006. The decreases in oil and natural gas sales volumes are primarily attributable to new wells drilled on the Royalty Properties in late 2004 and early 2005. As previously reported, these wells have exhibited significant production declines after initially producing at anomalously high rates. Year to date natural gas sales volumes attributable to our Royalty Properties were positively affected by prior period adjustments received in the second and third quarter. Oil and natural gas sales volumes attributable to our Royalty Properties during the third quarter were essentially unchanged from second quarter levels.

         Oil sales volumes attributable to our Net Profits Interests during the third quarter and first nine months of 2006 increased from 7 to 11 mbbls respectively when compared to the same periods of 2005 as a result of additional wells being developed on existing Net Profits Interests' properties. Natural gas sales volumes attributable to our Net Profits Interests during the third quarter and first nine months of 2006 decreased from the same periods of 2005. Third quarter sales of 1,128 mmcf during 2006 were 8.1% less than 1,2228 mmcf during 2005. First nine months sales of 3,394 mmcf during 2006 were 7.4% less than 3,666 mmcf during 2005. The natural gas sales volume decreases were a result of natural reservoir decline. Production sales volumes and prices from the 2003/2004/2005 NPI and the 2006 NPI properties are excluded from the above table. See "Overview" above.

        Weighted average oil sales prices attributable to our interest in Royalty Properties increased 8.7% from $57.78/bbl during the third quarter of 2005 to $62.83/bbl during the third quarter of 2006 and 23.4% from $50.04/bbl during the first nine months of 2005 to $61.77/bbl during the first nine months of 2006. The third quarter weighted average natural gas sales prices from Royalty Properties were down 25.9% from $8.22/mcf during 2005 to $6.09/mcf during 2006. The nine months ended September 30 weighted average natural gas sales prices decreased 2.5% from $6.71/mcf during 2005 to $6.54/mcf during 2006. Both oil and natural gas price changes resulted from changing market conditions.

         Third quarter weighted average oil sales prices from the Net Profits Interests' properties increased 10.6% from $57.20/bbl in 2005 to $63.25/bbl in 2006. The first nine months Net Profits Interests oil sales prices increased 12.7% from $48.84/bbl in 2005 to $55.04/bbl in 2006. Weighted average natural gas sales prices attributable to the Net Profits Interests decreased during the third quarter and the first nine months of 2006 compared to the same periods of 2005. Third quarter natural gas sales prices of $5.87/mcf in 2006 were 30.9% less than $8.49/mcf in 2005. The nine months ended September 30, 2006 natural gas prices decreased 10.4% to $6.36/mcf from $7.10/mcf in the same period of 2005. Changing market conditions resulted in increased oil prices and decreased natural gas sales prices.

         In an effort to provide the reader with information concerning prices of oil and gas sales that correspond to our quarterly distributions, management calculates the weighted average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable. This "indicated price" does not necessarily reflect the contract terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between our cash receipts and the timing of the production of oil and gas may be described generally, actual cash receipts may be materially impacted by purchasers' release of suspended funds and by prior period adjustments.

         Cash receipts attributable to our Net Profits Interests during the 2006 third quarter totaled $5,069,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during May through July 2006. The weighted average indicated prices for oil and gas sales during the 2006 third quarter attributable to the Net Profits Interests were $60.08/bbl and $5.70/mcf, respectively.

         Cash receipts attributable to our Royalty Properties during the 2006 third quarter totaled $10,390,000. These receipts generally reflect oil sales during June through August 2006 and gas sales during May through July 2006. The weighted average indicated prices for oil and gas sales during the 2006 third quarter attributable to the Royalty Properties were $64.37/bbl and $6.07/mcf, respectively.

         Our third quarter net operating revenues decreased 28.6% from $23,670,000 during 2005 to $16,897,000 during 2006 primarily as a result of decreased gas sales prices and decreased gas and oil sales volumes partially offset by increased oil sales prices. Net operating revenues for the first nine months of 2006 increased 7.7% from $55,059,000 during 2005 to $59,304,000. The nine-month changes resulted primarily from essentially unchanged royalty natural gas sales volumes and prices, decreased NPI gas volumes and prices and increased oil sales prices offset by decreased oil sales volumes. Year to date net operating revenues during 2006 included lease bonus payments of $6,151,000 attributable to the previously announced Arkansas lease transaction.

         Costs and expenses decreased 6.4% from $7,305,000 during the third quarter of 2005 to $6,835,000 during the third quarter of 2006, while the nine months ended September 30 costs and expenses decreased 4.7% from $20,747,000 during 2005 to $19,779,000 during 2006. Such decreases primarily resulted from decreased depletion and amortization, offset by increased ad valorem taxes on royalty properties as a result of increased taxing authority valuations due to higher product prices at 2005 year end.

         Investment income increased from $95,000 in the third quarter of 2005 to $171,000 in the third quarter of 2006, and increased from $219,000 in the first nine months of 2005 to $557,000 in the first nine months of 2006, due to increased cash flows and higher interest rates during the first nine months of 2006. We received $159,000 in other income related to class action litigation settlements during the third quarter of 2006.

         Depletion and amortization decreased 15.4% during the third quarter ended September 30, 2006 and 11.5% during the nine months ended September 30, 2006 when compared to the same periods of 2005. The decreases from $5,659,000 and $16,161,000 during the third quarter and nine months ended September 30, 2005 respectively, to $4,787,000 and $14,308,000 during the same periods of 2006 respectively, resulted from a lower depletable base due to effects of previous depletion.

         We received cash payments in the amount of $604,000 from various sources during the third quarter of 2006 including lease bonuses attributable to 12 consummated leases and pooling elections located in six counties and parishes in four states. The consummated leases reflected royalty terms ranging up to 25% and lease bonuses ranging up to $625/acre.

         We received division orders, or otherwise identified, 98 new wells completed on our Royalty Properties and Net Profit Interests located in 49 counties and parishes in 11 states during the third quarter of 2006. The operating partnership elected to participate in seven wells to be drilled on our Net Profits Interests located in six counties in four states. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized in the following table and discussion:

      County/
State Parish    Operator    Well Name          Ownership     Test Rates, per day
----- -------   ----------- --------------     ------------  -------------------
                                               WI(1) NRI(1)   Gas,mcf   Oil,bbls
                                               ----- ------   -------   --------
Royalty Properties
--------------------
TX  Jackson     Neumin Prod. Kubecka GU #1        --   1.4%     4,000      400
TX  Wheeler     Devon        Effie Hayes 18-3     --   3.1%     3,004       17
OK  Love        Finley Res.  W.Enville WMA 1-31   --   2.4%     1,230      334
TX  Panola      Chesapeake   Bill Powers A #5     --   5.5%     1,116       37
TX  Upton       Pure Res.    Bloxom A #3          --   0.1%     3,351      364
TX  Austin      Jamex        Beckendorff GU No.2  --   1.8%     2,564       12


Net Profits Interests
---------------------
MT  Richland    Continental Carda 2-28           6.3%  5.9%       451       670
OK  Ellis       Crusader    Raiders 1-27         3.8%  9.1%       640        71
OK  Ellis       Crusader    Raiders 2-27H        3.8%  9.1%        --       333
AR  Van Buren   SEECO       Russell 2-33H        6.3%  6.3%       866        --
OK  Grady       Ward Pet.   McCasland Farms 1-18 0.8%  0.8%     2,122        32
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

         On June 28, 2006 we leased our average 8.6% mineral interest in 179 sections of land in these eight counties and received additional payments totaling $5,535,000. This amount was included in our second quarter distribution to unitholders. The leases reflect one-fourth royalty and five year primary terms. Assuming the lands are pooled into 640 acre units, we will own an average 2.1% net royalty interest in each well drilled in these sections. In addition to the basic lease terms, we have the option, but not the obligation, to participate for an average 3.5% net working interest in 117 of 179 sections. To date, elections have been made to participate in three wells under this agreement with working interests ranging from 3.8% to 5.0%. A fourth well has been permitted.

        We elected not to lease our interest in four sections located in the Gravel Hill Field area of Van Buren County, representing an additional 260 net mineral acres. The Partnership's optional working interest in the leased lands and the unleased mineral interest in the Gravel Hill Field area have been assigned to the operating partnership pursuant to the existing Net Profits Interest agreements. Two horizontal wells have been drilled and completed and one additional well has been proposed on these lands. The SEECO Russell 2-33H well, located in the Gravel Hill Field area of Van Buren County, was completed on August 26 at a reported initial rate of 866 mcfd. The operating partnership has also elected to participate in the Jones 10-16 1-33H with a 3.1% working interest.

         Third quarter net earnings allocable to common units decreased 36.8% from $15,942,000 during 2005 to $10,082,000 during 2006. First nine months common unit net earnings increased 16.4% from $33,524,000 during 2005 to $39,007,000 during 2006. The 2006 decrease from third quarter 2005 net earnings is primarily a result of decreased 2006 gas sales prices and, to a lesser extent, decreased gas sales volumes. Third quarter 2006 oil sales price increases from 2005 more than offset oil sales volume decreases from 2005. The 2006 nine-month period compared to the same period in 2005 increased because of lower gas prices and lower gas and oil volumes in 2006 were more than offset by increased 2006 oil sales prices and the $6,151,000 lease bonus payments in 2006 attributable to the previously announced Arkansas lease transaction.

         Net cash provided by operating activities decreased 9.1% from $17,005,000 during the third quarter of 2005 to $15,451,000 during the third quarter of 2006. Net cash from operating activities for the first nine months increased 29.0% from $46,487,000 in 2005 to $59,962,000 in 2006. Comparing the
2006 third quarter cash flow to the same period of 2005 shows that the combination of oil price changes and oil volume changes essentially yielded the same cash flow, while gas price declines and gas volume declines reduced overall cash from operations. Gas prices and gas volumes in the 2006 nine-month period were slightly lower than the same period in 2005, while oil prices in 2006 were sharply higher than 2005 with 2006 oil volumes somewhat lower than 2005. These nine-month period volume and price changes when combined with the $6,151,000 lease bonus payments in 2006 attributable to the previously announced Arkansas transaction yielded an increase in 2006 nine-month cash from operations.


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



Expenses and Capital Expenditures

During 2006-2008, depending upon rig availability, the operating partnership anticipates drilling possibly two wells in the Oklahoma Council Grove formation, deepening one existing Oklahoma Guymon-Hugoton well, and drilling one replacement Guymon-Hugoton well. The operating partnership does not otherwise currently anticipate drilling additional wells as a working interest owner/operator in the Fort Riley zone or elsewhere in the Oklahoma properties. Successful activities by others in these formations or other developments could prompt a reevaluation of this position. Any such drilling is estimated to cost $350,000 to $450,000 per well while deepening a well should cost less than $150,000. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

         During the 2006 third quarter, the operating partnership fracture treated one Oklahoma well which improved production from 208 mcf per day to 278 mcf per day while also increasing well shut-in pressure. The cost, including casing leak repair, was $118,000.The operating partnership anticipates continuing additional fracture treating in its Oklahoma properties but is unable to predict the cost as a specific engineering study is required for each fracture treatment. Previous fracture treatments in these properties have cost between $50,000 and $80,000 per well. They did not require casing repairs. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

         The operating partnership owns and operates 147 wells, with associated pipelines and gas compression and dehydration facilities located in Kansas and Oklahoma Hugoton fields. The operating partnership anticipates gradual increases in expenses as repairs and major maintenance to these facilities becomes more frequent, and anticipates gradual increases in field operating expenses as reservoir pressure declines. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. These capital and operating costs are reflected in the Net Profit Interests payments we receive from the operating partnership.

         In 1998, Oklahoma regulations removed production quantity restrictions in the Guymon-Hugoton field, and did not address efforts by third parties to persuade Oklahoma to permit infill drilling in the Guymon-Hugoton field. Infill drilling could require considerable capital expenditures. The outcome and the cost of such activities by the operating partnership are unpredictable and could influence the amount we receive from the Net Profits Interests. The operating partnership believes it now has sufficient field compression and permits for vacuum operation for the foreseeable future.



Liquidity and Working Capital

         Cash and cash equivalents totaled $16,118,000 at September 30, 2006 and $23,389,000 at December 31, 2005.



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


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures effectively ensure that the information required to be disclosed in the reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission.


Changes in Internal Controls

         There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the date of their evaluation of our disclosure controls and procedures.



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

                                 DORCHESTER MINERALS, L.P.

                                 By:      Dorchester Minerals Management LP
                                          its General Partner,

                                 By: Dorchester Minerals Management GP LLC, its General Partner

                                 /s/ William Casey McManemin
                                 -----------------------------------------------
                                     William Casey McManemin
                                     Chief Executive Officer
Date: November 6, 2006


                                 /s/ H.C. Allen, Jr.
                                 -----------------------------------------------
                                     H.C. Allen, Jr.
                                     Chief Financial Officer
Date: November 6, 2006

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