Form 10-K
period 2006-12-31
DORCHESTER MINERALS LP
filed 2007-03-06
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period from to

Commission File Number: 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-0551518
(State of incorporation)	(I.R.S. employer identification number)

3838 Oak Lawn Avenue, Suite 300

Dallas, Texas 75219

(Address of principal executive offices) (Zip Code)

(214) 559-0300

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
Common Units Representing Limited Partnership Interests	Nasdaq Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 5(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $413,293,797.04 as of June 30, 2006, based on $25.11 per unit, the closing price of the common units as reported on the Nasdaq Global Market on such date.

Number of Common Units outstanding as of March 6, 2007: 28,240,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of Unitholders to be held on May 16, 2007, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2006.

PART I.

ITEM 1.	BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003 upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership and Republic and Spinnaker were private Texas limited partnerships. Our common units are listed on the Nasdaq Global Market. American Stock Transfer & Trust Company is our Registrar and Transfer Agent. Their address and telephone number is 59 Maiden Lane, New York, NY 10038, (800) 937-5449. Our executive offices are located at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, 75219-4541 and our telephone number is (214) 559-0300. We do not have an Internet website. We will provide electronic or paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission, free of charge upon written request at our executive offices. In this report, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its,” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

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

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes:

•	permits for the drilling of wells;

•	bonding requirements in order to drill or operate wells;

•	the location and number of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandonment of wells;

•	numerous federal and state safety requirements;

•	environmental requirements;

•	property taxes and severance taxes; and

•	specific state and federal income tax provisions.

Oil and natural gas operations are also subject to various conservation laws and regulations. These regulations govern the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws establish a maximum allowable production from oil and natural gas wells. These state laws also generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. These regulations can limit the amount of oil and natural gas that the operators of our properties can produce.

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

The operating partnership sells most of its natural gas production to Williams Power Company, Inc. on a daily market price basis through October 2007. The operating partnership frequently reviews alternative gas purchasers. We believe that the loss of Williams Power by the operating partnership or the loss of any single customer would not have a material adverse effect on us.

Acquisitions

On September 30, 2004, we acquired producing and nonproducing mineral, royalty and overriding royalty interests located in 104 counties and parishes in six states in exchange for total consideration of 1,200,000 of our common units. The transaction was structured as a merger between the seller and our wholly owned subsidiary, Dorchester Minerals Acquisition LP.

We acquired minor mineral and leasehold interests located in Steuben County, New York and Hidalgo County, Texas during 2004. We have not made any acquisitions since 2004.

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

Employees

As of February 28, 2007, the operating partnership had 19 full-time employees in our Dallas, Texas office and nine full-time employees in field locations.

ITEM IA.	RISK FACTORS

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

As the owner of a fractional undivided mineral or royalty interest, we do not control the development of the Royalty or Net Profits Interest Properties or the volumes of oil and natural gas produced from them, and our ability to influence development of nonproducing properties is severely limited. Also, since one of our stated business objectives is to avoid the generation of unrelated business taxable income, we are prohibited from participation in the development of our properties as a working interest or other expense-bearing owner. The decision to explore or develop these properties, including infill drilling, exploration of horizons deeper or shallower than the currently producing intervals, and application of enhanced recovery techniques will be made by the operator and other working interest owners of each property (including our lessees) and may be influenced by factors beyond our control, including but not limited to oil and natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

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

A significant portion of the Royalty Properties are unleased mineral interests. With limited exceptions, we have the right to grant leases of these interests to third parties. We anticipate receiving cash payments as bonus consideration for granting these leases in most instances. Our ability to influence third parties’ decisions to become our lessees with respect to these nonproducing properties is severely limited, and those decisions may be influenced by factors beyond our control, including but not limited to oil and natural gas prices, interest rates, budgetary considerations, and general industry and economic conditions.

The operating partnership may transfer or abandon properties that are subject to the Net Profits Interests.

Our general partner, through the operating partnership, may at any time transfer all or part of the properties underlying the Net Profits Interests. Our unitholders are not entitled to vote on any transfer; however, any such transfer must simultaneously include the Net Profits Interests at a corresponding price.

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

Our revenues and distributions depend in large part on the quantity of oil and natural gas produced from properties in which we hold an interest. Over time, all of our producing oil and natural gas properties will experience declines in production due to depletion of their oil and natural gas reservoirs, with the rates of decline varying by property. Replacement of reserves to maintain production levels requires maintenance, development or exploration projects on existing properties, or the acquisition of additional properties.

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

Our partnership agreement obligates our general partner to use all reasonable efforts to avoid generating unrelated business taxable income. Accordingly, to acquire working interests we would have to arrange for them to be converted into overriding royalty interests, net profits interests, or another type of interest that does not generate unrelated business taxable income. Third parties may be less likely to deal with us than with a purchaser to which such a condition would not apply. These restrictions could prevent us from pursuing or completing business opportunities that might benefit us and our unitholders, particularly unitholders who are not tax-exempt investors.

The duty of affiliates of our general partner to present acquisition opportunities to our Partnership is limited, pursuant to the terms of the Amended and Restated Business Opportunities Agreement. Accordingly, business opportunities that could potentially be pursued by us might not necessarily come to our attention, which could limit our ability to pursue a business strategy of acquiring oil and natural gas properties.

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

The operating partnership owns and operates gathering systems and compression facilities. Casualty losses or damage claims from these operations would be production costs under the terms of the Net Profits Interests and could adversely affect our cash flow.

We may indirectly experience costs from repair or replacement of aging equipment.

Some of the operating partnership’s current working interest wells were drilled and have been producing since prior to 1954. The 132-mile Oklahoma gas pipeline gathering system was originally installed in or about 1948, and because of its age is in need of periodic repairs and upgrades. Should major components of this system require significant repairs or replacement, the operating partnership may incur substantial capital expenditures in the operation of the Oklahoma properties, which, as production costs, would reduce our cash flow from these properties.

Our cash flow is subject to operating hazards and unforeseen interruptions for which we may not be fully insured.

Neither we nor the operating partnership are fully insured against certain risks, either because such insurance is not available or because of high premium costs. Operations that affect the properties are subject to all of the risks normally incident to the oil and natural gas business, including blowouts, cratering, explosions and pollution and other environmental damage, any of which could result in substantial decreases in the cash flow from our overriding royalty interests and other interests due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Any uninsured costs relating to the properties underlying the Net Profits Interests will be deducted as a production cost in calculating the net proceeds payable to us.

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

As another example, Oklahoma regulations currently require administrative hearings to change the concentration of the operating partnership’s gas production wells from one well for each 640 acres in the Guymon-Hugoton field. Previously, certain interested parties have sought regulatory changes in Oklahoma for “infill,” or increased density, drilling similar to that which is available in Kansas, which allows one well for each 320 acres. Should Oklahoma change its existing regulations to readily permit infill drilling, it is possible that a number of producers will commence increased density drilling in areas adjacent to the properties in Oklahoma that are subject to the Net Profits Interests. If the operating partnership or other operators of our properties do not do the same, our production levels relating to these properties may decrease or mineral owners may demand increased density drilling. Capital expenditures relating to increased density on the properties underlying the Net Profits Interests would be deducted from amounts payable to us under the Net Profits Interests.

Environmental costs and liabilities and changing environmental regulation could affect our cash flow.

As with other companies engaged in the ownership and production of oil and natural gas, we always expect to have some risk of exposure to environmental costs and liabilities because the costs associated with environmental compliance or remediation could reduce the amount we would receive from our properties. The properties in which we hold interests are subject to extensive federal, state, tribal and local regulatory requirements relating to environmental affairs, health and safety and waste management. Governmental authorities have the power to enforce compliance with applicable regulations and permits, which could increase production costs on our properties and affect their cash flow. Third parties may also have the right to pursue legal actions to enforce compliance. It is likely that expenditures in connection with environmental matters, individually or as part of normal capital expenditure programs, will affect the net cash flow from our properties. Future environmental law developments, such as stricter laws, regulations or enforcement policies, could significantly increase the costs of production from our properties and reduce our cash flow.

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

Net income as reported for financial statement purposes is presented on an accrual basis in conformity with accounting principles generally accepted in the United States of America. Unitholder Schedule K-1 tax statements are calculated based on applicable tax conventions, and taxable income as calculated for each year will be allocated among unitholders who hold units on the last day of each month. Distributions, however, are calculated on the basis of actual cash receipts, changes in cash reserves, and disbursements during the relevant reporting period. Consequently, due to timing differences between the receipt of proceeds of production and the point in time at which the production giving rise to those proceeds actually occurs, net income reported on our financial statements and on unitholder K-1’s will not reflect actual cash distributions during that reporting period.

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

Tax Risks

We have not received a ruling or assurances from the IRS or any state or local taxing authority on any matters affecting us.

We have not requested, and will not request, any ruling from the Internal Revenue Service, or IRS, or any state or local taxing authority with respect to owning and disposing of our common units or any other matter. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of those conclusions or positions taken or expressed by us, and some or all of those conclusions or positions ultimately may not be sustained. Our unitholders and general partner will bear, directly or indirectly, the costs of any contest with the IRS or other taxing authority.

We will be subject to federal income tax if we are classified as a corporation and not as a partnership for federal income tax purposes.

As stated above, we have not requested, and will not request, any ruling from the IRS as to our status as a partnership for federal income tax purposes. If the IRS were to challenge our federal income tax status, such a challenge could result in an audit of our unitholders tax returns and adjustments to items on their tax returns that are unrelated to their ownership of our common units. In addition, our unitholders would bear the cost of any expenses incurred in connection with an examination of their personal tax returns.

If we were taxable as a corporation for federal income tax purposes in any taxable year, our income, gain, losses and deductions would be reflected on our tax return rather than being passed through proportionately to our unitholders, and our net income would be taxed at corporate rates. In addition, some or all of the distributions made to our unitholders would be treated as dividend income without offset for depletion, and distributions would be reduced as a result of the federal, state and local taxes paid by us.

The IRS could reallocate items of income, gain, deduction and loss between transferors and transferees of common units if the IRS does not accept our monthly convention for allocating such items.

In general, each of our items of income, gain, loss and deduction will, for federal income tax purposes, be determined annually, and one twelfth of each annual amount will be allocated to those unitholders who hold common units on the last business day of each month in that year. In certain circumstances we may make these allocations in connection with extraordinary or nonrecurring events on a more frequent basis. As a result, transferees of our common units may be allocated items of our income, gain, loss and deduction realized by us prior to the date of their acquisition of our common units. There is no specific authority addressing the utilization of this method of allocating items of income, gain, loss and deduction by a publicly traded partnership such as us between transferors and transferees of its common units. If this method is determined to be an unreasonable method of allocation, our income, gain, loss and deduction would be reallocated among our unitholders and our general partner, and our unitholders may have more taxable income or less taxable loss. Our general partner is authorized to revise our method of allocation between transferors and transferees, as well as among our other unitholders whose common units otherwise vary during a taxable period, to conform to a method permitted or required by the Internal Revenue Code and the regulations or rulings promulgated there under.

Our unitholders may not be able to deduct losses attributable to their common units.

Any losses relating to our unitholders’ common units will be losses related to portfolio income and their ability to use such losses may be limited.

Our unitholders’ partnership tax information may be audited.

We will furnish our unitholders with a Schedule K-1 tax statement that sets forth their allocable share of income, gains, losses and deductions. In preparing this schedule, we will use various accounting and reporting conventions and various depreciation and amortization methods we have adopted. This schedule may not yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, our tax return may be audited, and any such audit could result in an audit of our unitholders’ individual income tax returns as well as increased liabilities for taxes because of adjustments resulting from the audit. An audit of our unitholders’ returns also could be triggered if the tax information relating to their common units is not consistent with the Schedule K-1 that we are required to provide to the IRS.

Our unitholders may have more taxable income or less taxable loss with respect to their common units if the IRS does not respect our method for determining the adjusted tax basis of their common units.

We have adopted a reporting convention that will enable our unitholders to track the basis of their individual common units or unit groups and use this basis in calculating their basis adjustments under section 743 of the Internal Revenue Code and gain or loss on the sale of common units. This method does not comply with an IRS ruling that requires a portion of the combined tax basis of all common units to be allocated to each of the common units owned by a unitholder upon a sale or disposition of less than all of the common units and may be challenged by the IRS. If such a challenge is successful, our unitholders may have to recognize more taxable income or less taxable loss with respect to common units disposed of and common units they continue to hold.

Tax-exempt investors may recognize unrelated business taxable income.

Generally, unrelated business taxable income, or UBTI, can arise from a trade or business unrelated to the exempt purposes of the tax-exempt entity that is regularly carried on by either the tax-exempt entity or a partnership in which the tax-exempt entity is a partner. However, UBTI does not apply to interest income, royalties (including overriding royalties) or net profits interests, whether the royalties or net profits are measured by production or by gross or taxable income from the property. Pursuant to the provisions of our partnership agreement, our general partner shall use all reasonable efforts to prevent us from realizing income that would constitute UBTI. In addition, our general partner is prohibited from incurring certain types and amounts of indebtedness and from directly owning working interests or cost bearing interests and, in the event that any of our assets become working interests or cost bearing interests, is required to assign such interests to the operating partnership subject to the reservation of a net profits overriding royalty interest. However, it is possible that we may realize income that would constitute UBTI in an effort to maximize unitholder value.

Tax consequences of combining Net Profits Interests are uncertain.

We are prohibited from owning working interests or cost bearing interests and are required to assign such interests to the operating partnership subject to the reservation of a net profits overriding royalty interest. We periodically combine net profits overriding royalty interests that are in a deficit status into a single net profits overriding royalty interest through an exchange transaction. While we believe such combinations are in the best interest of the unitholder, we are unable to predict, with certainty, all the income tax consequences of such combinations.

Our unitholders may not be entitled to deductions for percentage depletion with respect to our oil and natural gas interests.

Our unitholders will be entitled to deductions for the greater of either cost depletion or (if otherwise allowable) percentage depletion with respect to the oil and natural gas interests owned by us. However, percentage depletion is generally available to a unitholder only if he qualifies under the independent producer exemption contained in the Internal Revenue Code. For this purpose, an independent producer is a person not directly or indirectly involved in the retail sale of oil, natural gas, or derivative products or the operation of a major refinery. If a unitholder does not qualify under the independent producer exemption, he generally will be restricted to deductions based on cost depletion.

Our unitholders may have more taxable income or less taxable loss on an ongoing basis if the IRS does not accept our method of allocating depletion deductions.

The Internal Revenue Code requires that income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for a partnership interest in the partnership must be allocated so that the contributing partner is charged with, or benefits from, gain or unrealized loss, referred to as “Built-in Gain” and “Built-in Loss,” respectively, associated with the property at the time of its contribution to the partnership. Our Partnership Agreement provides that the adjusted tax basis of the oil and natural gas properties contributed to us is allocated to the contributing partners for the purpose of separately determining depletion deductions. Any gain or loss resulting from the sale of property contributed to us will be allocated to the partners that contributed the property, in proportion to their percentage interest in the contributed property, to take into account any Built-in Gain or Built-in Loss. This method of allocating Built-in Gain and Built-in Loss is not specifically permitted by the Treasury Regulations, and the IRS may challenge this method. Such a challenge, if successful, could cause our unitholders to recognize more taxable income or less taxable loss on an ongoing basis in respect of their common units.

Our unitholders may have more taxable income or less taxable loss on an ongoing basis if the IRS does not accept our method of determining a unitholder’s share of the basis of partnership property.

Our general partner utilizes a method of calculating each unitholder’s share of the basis of partnership property that results in an aggregate basis for depletion purposes that reflects the purchase price of common units as paid by the unitholder. This method is not specifically authorized under applicable Treasury regulations, and the IRS may challenge this method. Such a challenge, if successful, could cause our unitholders to recognize more taxable income or less taxable loss on an ongoing basis in respect of their common units.

The ratio of the amount of taxable income that will be allocated to a unitholder to the amount of cash that will be distributed to a unitholder is uncertain and cash distributed to a unitholder may not be sufficient to pay tax on the income we allocate to a unitholder.

The amount of taxable income realized by a unitholder will be dependent upon a number of factors including: (i) the amount of taxable income recognized by us; (ii) the amount of any gain recognized by us that is attributable to specific asset sales that may be wholly or partially attributable to Built-in Gain and the resulting allocation of such gain to a unitholder, depending on the asset being sold; (iii) the amount of basis adjustment pursuant to the Internal Revenue Code available to a unitholder based on the purchase price for any common units and the amount by which such price was greater or less than a unitholder’s proportionate share of inside tax basis of our assets attributable to the common units when the common units were purchased; and (iv) the method of depletion available to a unitholder. Therefore, it is not possible for us to predict the ratio of the amount of taxable income that will be allocated to a unitholder to the amount of cash that will be distributed to a unitholder.

A unitholder may lose his status as a partner of our Partnership for federal income tax purposes if he lends our common units to a short seller to cover a short sale of such common units.

If a unitholder loans his common units to a short seller to cover a short sale of common units, he may be considered as having disposed of his ownership of those common units for federal income tax purposes. If so, the unitholder would no longer be a partner of our Partnership for tax purposes with respect to those common units during the period of the loan and may recognize gain or loss from the disposition. As a result, during this period, any of our income, gain, loss or deduction with respect to those common units would not be reportable, and any cash distributions received for those common units would be fully taxable and may be treated as ordinary income.

If we are not notified (either directly or through a broker) of a sale or other transfer of common units, some distributions and federal income tax information or reports with respect to such units may not be provided to the purchaser or other transferee of the units and may instead continue to be provided to the original transferor.

If our transfer agent or any other nominee holding common units on behalf of a partner is not timely notified, and a proper transfer of ownership is not recorded on the appropriate books and records, of a sale or other transfer of common units, some distributions and federal income tax information or reports with respect to these common units may not be made or provided to the transferee of the units and may instead continue to be made or provided to the original transferor. Notwithstanding a transferee’s failure to receive distributions and federal income tax information or reports from us with respect to these units, the IRS may contend that such transferee is a partner for federal income tax purposes and that some allocations of income, gain, loss or deduction by us should have been reported by such transferee. Alternatively, the IRS may contend that the transferor continues to be a partner for federal income tax purposes and that allocations of income, gain, loss or deduction by us should have been reported by such transferor. If the transferor is not treated as a partner for federal income tax purposes, any cash distributions received by such transferor with respect to the transferred units following the transfer would be fully taxable as ordinary income to the transferor.

A sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period could result in adverse tax consequences to a unitholder.

We will terminate for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. A termination would result in the closing of our taxable year for a unitholder. As a result, if a unitholder has a different taxable year than we have, he may be required to include his allocable share of our income, gain, loss, deduction, credits and other items from both the taxable year ending prior to the year of our termination and the short taxable year ending at the time of our termination in the same taxable year. A termination also could result in penalties if we were unable to determine that the termination occurred.

Foreign, state and local taxes could be withheld on amounts otherwise distributable to a unitholder.

A unitholder may be required to file tax returns and be subject to tax liability in the foreign, state or local jurisdictions where he resides and in each state or local jurisdiction in which we have assets or otherwise do business. We also may be required to withhold state income tax from distributions otherwise payable to a unitholder and state income tax may be withheld by others on royalty payments to us.

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

Properties

We own two categories of properties, the Net Profits Interests and the Royalty Properties.

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

Acreage Summary

The following table sets forth as of December 31, 2006 a summary of our gross and net, where applicable, acres of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Leasehold	Leasehold	Total
Number of States	25	17	18	8	25
Number of Counties/Parishes	464	190	140	35	573
Gross	2,256,669	586,418	243,038	35,398	3,121,523
Net (where applicable)	344,862	—	—	—	344,862

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

The following table sets forth as of December 31, 2006 the combined summary of total gross and net (where applicable) acres of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

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

Leasing Activity

We received cash payments in the amount of $7,377,000 during 2006 attributable to lease bonus on 63 leases and 13 pooling elections in lands located in 33 counties and parishes in seven states. These leases reflected bonus payments ranging up to $675/acre and initial royalty terms ranging up to 30%. Many of these leases contain additional overriding royalty interests, and provisions for optional working interest participation in subsequent wells, back-in working interests after payout or escalating royalty terms.

We received cash payments in the amount of $365,000 during the fourth quarter of 2006 attributable to lease bonus on 10 leases and five pooling elections of our interests in lands located in 10 counties and parishes in four states. These leases reflected bonus payments ranging up to $400/acre and initial royalty terms ranging up to 30%.

The following table sets forth a summary of leases and pooling elections consummated during 2004 through 2006.

	2006	2005	2004
Consummated Leases
Number	76	78	42
Number of States	7	5	5
Number of Counties	33	26	26
Average Royalty	25.5%	24.8%	24.0%
Average Bonus, $/acre	$528	$309	$256
Total Lease Bonus—cash basis	$7,377,000	$1,680,000	$1,654,000

Seven leases were granted for no bonus consideration in 2006, which reflected royalty terms ranging from 25% to 30%. Average bonus and royalty terms reflected above include these seven leases. Thirteen leases were granted in 2006 which included (in addition to royalty or bonus) an overriding royalty interest, back-in working interest or optional working interest participation. Average royalty terms reflected above do not reflect these additional interests. Amounts reflected above may differ from the financial statements which are presented on an accrual basis. Average Royalty and Average Bonus exclude amounts attributable to pooling elections. Payments received for gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our financial statements in various categories including, but not limited to, other operating revenues and other income.

Drilling Activity

We received division orders for, or otherwise identified 377 new wells completed on our Royalty Properties in 12 states during 2006. Selected new wells and the net revenue interest (NRI) owned therein by us are summarized in the following table:

					Test Rates
State	County/Parish	Operator	Well Name	NRI	Gas, mcf	Oil, bbls
Texas	Starr	EOG Resources	Guerra Mineral Trust #1	10.2%	6,531	126
Texas	Starr	EOG Resources	Guerra Mineral Trust #2	10.2%	10,778	106
Texas	Starr	EOG Resources	Southwest Texas Corp #7	5.1%	2,873	118
Texas	Hidalgo	Dan A. Hughes	Coates-Dorchester #1	6.3%	3,263	96
Texas	Hidalgo	Dan A. Hughes	Coates-Dorchester #2	6.3%	1,424	38
Texas	Panola	Chesapeake	Bill Powers A #2	5.5%	1,006	354
New Mexico	Eddy	LCX Energy	1625 Fed Com #311	3.6%	1,627	—
New Mexico	Lea	Devon Energy	Paloma Blanco 20 Fed #1	5.0%	2,004	66
Texas	Brooks	Kerr McGee	Nellie Garcia #1	9.4%	1,096	19
Texas	Goliad	ETOCO	Heard Unit #2	1.2%	8,960	109
Texas	Goliad	ETOCO	Heard Unit #1	1.2%	8,324	188
Oklahoma	Roger Mills	JMA Energy	Hutson Farms 6-18	1.6%	6,637	15
Texas	Wheeler	Devon Energy	Effie Hayes 18-3	3.1%	3,004	17

Additional information concerning selected recent activity is summarized below:

Jeffress (Vicksburg S) Field, Hidalgo County, Texas—We own varying undivided mineral interests in several thousand acres in the greater Jeffress Field area of western Hidalgo County, Texas. Jeffress and associated nearby fields produce gas and condensate from tight Vicksburg sandstone reservoirs at depths ranging from 8,000 feet to 14,000 feet. El Paso Production and XTO Energy are the most active operators in this area. We leased our interest in approximately 417 acres to Dan A. Hughes Company (“Hughes”) in October 2005 for a 25% royalty. In addition, the operating partnership was granted a 5% overriding royalty interest which was convertible to a 25% working interest at payout of the first well. The operating partnership has the option, but not the obligation, to participate for a 25% working interest in all future wells drilled on the 417 acre tract or within a surrounding area comprising approximately 1,000 acres. Please refer to the discussion under “Net Profits Interests—Drilling Activity” for more details concerning the participation option.

Hughes drilled the Coates-Dorchester #1 well in November 2005 to a permitted total depth of 11,500 feet. The well was tested to sales on January 26, 2006 at rates of 3,263 mcfd and 96 bbls per day. The Coates-Dorchester #2 was drilled in September 2006 to a total depth of 8,900 feet. The well was completed in the Vicksburg formation on November 3, 2006 with test rates of 1,424 mcf and 38 bbls per day. Hughes permitted a third well, the Coates-Dorchester #3, in January 2007 to a total depth of 10,500 feet. We own a 6.25% net revenue interest in these three wells.

T-Patch (Reklaw OSO) Field, Jim Hogg and Starr Counties, Texas—We own varying undivided mineral interests totaling 6,524/2,128 gross/net acres in multiple tracts in Jim Hogg and Starr Counties, Texas and which we leased to EOG Resources, Inc. (“EOG”) in 2004 and 2006. EOG completed eight wells on these lands in 2004 and 2005. In 2006, EOG drilled and completed two additional wells on these lands. The Guerra Mineral Trust No. 1 well was drilled in January 2006 to a permitted total depth of 8,100 feet and was tested to sales at rates of 6,531 mcf and 126 bbls per day on March 21, 2006. The Guerra Mineral Trust No. 2 well was drilled in March 2006 to a total depth of 8,000 feet and was tested to sales at rates of 10,778 mcf and 106 bbls per day on March 27, 2006. By December 2006 production from both wells had declined to an average rate of approximately 200 mcf. We own a 10.2% net revenue interest in these two wells. EOG permitted an eleventh well, the Southwest Texas Corp. #8, in February 2007 to a total depth of 10,200 feet.

Fayetteville Shale Trend of Northern Arkansas—We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. As of December 31, 2005, approximately 20,307/10,183 gross/net acres of these lands were unleased. Southwestern Energy and Chesapeake Energy are the most active operators in this trend. We received numerous lease offers for our interests during 2005 and early 2006, which offers we routinely declined in order to gather additional information about the trend.

On January 30, 2006, we circulated a Request For Proposals to industry participants, soliciting expressions of interest concerning these lands. On March 30, 2006, we entered into an agreement to lease our interest in certain lands in the eight counties named above for which we received a $616,000 non-refundable payment. This amount was included in the first quarter distribution to our unitholders. On June 29, 2006, we leased our average 8.6% mineral interest in 179 sections in these eight counties and received additional payments totaling $5,535,000. This amount was included in the second quarter distribution to our unitholders. The leases reflect 25% royalty and five year primary terms. The sum of the non-refundable payment received in March and the payments received upon consummation of the leases totaled $6,151,000 and represents lease bonus payments of approximately $625 per acre.

Assuming the leased lands are pooled into 640 acre units, we will own an average 2.1% net royalty interest in each well drilled in these units. Actual net royalty interests will vary widely from this average interest, based on our actual ownership in each unit.

Eleven wells have been permitted on the leased lands as of February 23, 2007. Information concerning these wells is set forth below:

				Test Rate
County	Operator	Well Name	NRI(1)	Gas, mcf
Cleburne	SEECO	Mulliniks 9-12 #1-35H	3.516%	—
Cleburne	SEECO	Mulliniks 9-12 #2-35H	3.516%	—
Cleburne	SEECO	Mulliniks 9-12 #3-35H	3.516%	—
Cleburne	SEECO	Quattlebaum #2-32H	0.781%	—
Conway	David Arrington	Beverly Crofford #1-14H	1.563%	—
Conway	SEECO	Jerome Carr #1-31H	2.207%	1,846
Conway	SEECO	Jerome Carr #2-31H	2.207%	3,234
Conway	SEECO	Polk 09-15 #1-30H	5.898%	—
Pope	Penn Virginia	Tackett #1-33H	1.563%	—
Van Buren	SEECO	Quattlebaum #1-32H	0.781%	1,717
White	Chesapeake	Hays 8-6 #1-18H	0.781%	—

(1)	NRI means Net Revenue Interest

Our estimated proved reserves as of December 31, 2006 reflect our net royalty interests in four wells with average estimated gross ultimate reserves of 0.9 BCF per well.

In addition, the operating partnership has the option, but not the obligation, to participate for an average 3.5% working interest in 111 of the 179 sections. Please refer to the discussion under “Net Profits Interests—Drilling Activity” for additional information concerning the participation option.

Haley Field Area, Loving and Winkler Counties, Texas—We own varying undivided mineral and royalty interests in over 90 sections located in north central Loving and western Winkler counties, Texas and southeastern Lea County, New Mexico in the vicinity of the Haley Field. Operators active in this area include Anadarko, Browning Oil, Chesapeake Energy and Forest Oil. We leased our interests in 2004 and 2005 in 39 sections for a 25% royalty and bonuses ranging up to $700/acre. In addition, the operating partnership has the option, but not the obligation, to participate for a 10% working interest in wells drilled in 11 of these sections, which option is exercisable after the first well is drilled in each of these sections and in all subsequent wells. Each of these interests is proportionately reduced to our mineral interest in each tract. The optional working interest is part of the 2003-2006 NPI.

As of December 31, 2006, no well permits have been identified by us on these lands.

Net Profits Interests

We own net profits overriding royalty interests (referred to as the Net Profits Interests) in various properties owned by the operating partnership. We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event costs exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and carried over and reflected in the following month’s calculation of net profit.

We own four separate Net Profits Interests, three of which were created in connection with the combination in 2003. Each of these three Net Profits Interests have been in a continuous profit status in that revenues have exceeded costs and payments have been made by the operating partnership to us each quarter.

In accordance with our partnership agreement we have the continuing right and obligation to create additional Net Profits Interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interest identical to the Net Profit Interests created at the time of our combination in 2003. The purpose of such Net Profits Interests is to avoid the Partnership’s participation as a working interest or other cost-bearing owner that could result in unrelated business taxable income. Net profits interest payments are not considered unrelated business taxable income for tax purposes. One such Net Profits Interest was created for each of calendar years 2003 through 2006 by transferring various properties to the operating partnership subject to a Net Profit Interest. These interests were subsequently combined and we currently refer to them as the 2003-2006 NPI which is our fourth separate Net Profits Interest. As of December 31, 2006, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the 2003-2006 NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our General Partner until the 2003-2006 NPI recovers the deficit amount. Once in profit status, we will receive the Net Profits Interest payment attributable to these properties. Our financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status. Consequently, net profits interest payments, production sales volumes and prices, and oil and gas reserves set forth in other portions of this annual report do not reflect amounts attributable to the 2003-2006 NPI.

The following tables set forth cash receipts and disbursements, production volumes and reserves attributable to the 2003-2006 Net Profits Interest for the calendar years 2003 through 2006.

	2003-2006 Net Profits Interest Cash Basis Results Year Ended December 31, (in Thousands)				Total
	2003	2004	2005	2006
	(11 mo.)
Cash received for revenue	$4	$1,007	$1,447	$2,487	$4,945
Cash paid for operating costs	5	146	249	452	852
Cash paid for development costs	316	1,218	1,086	1,691	4,311

Net cash (paid) received	$(317)	$(357)	$112	$344	$(218)

Cumulative NPI Deficit		$(674)	$(562)	$(218)

The revenue amounts, the production volumes, and the proved reserves presented include only properties producing revenue. The development costs amounts pertain to more properties than the properties producing revenue due to timing differences between operating partnership expenditures and oil and gas production and payments to the operating partnership.

	2003-2006 Net Profits Interest Cash Basis Production Year ended December 31,				Total
	2003	2004	2005	2006
	(11 mo.)
Natural Gas mcf	259	138,398	126,167	190,903	455,727
Oil & Condensate bbl	101	5,014	9,434	17,447	31,996

Indicated Gas Price, $/mcf	$3.92	$5.96	$7.37	$7.26	$6.89
Indicated Oil/Condensate Price, $/bbl	$28.55	$36.05	$54.58	$61.05	$55.12

The indicated prices set forth above are calculated by dividing each year’s gross revenues for each product by the production volume of the corresponding product. Cash received for revenue includes minor amounts of non-product revenue. Such calculation does not necessarily reflect contractual terms for sales and may be affected by transportation costs, location differentials, quality and gravity adjustments and timing differences between production and cash receipts, including release of suspended funds, initial payments for accumulated sales, or prior period adjustments.

	2003-2006 Net Profits Interest Reserves Year ended December 31,
	2003	2004	2005	2006
Proved Reserves
Natural Gas (mmcf)	231	273	313	532
Oil & Condensate (mbbls)	5	7	32	46

Future Net Revenues ($ in thousands)	$906	$1,352	$3,399	$4,309
Standardized Measure ($ in thousands)	$618	$1,033	$2,655	$3,405

Amounts in the above tables reflect the operating partnership’s ownership of the subject properties. Net Profits Interest payments to us, if any, will equal 96.97% of the cumulative net profits actually received by the operating partnership attributable to the subject properties. The above production sales volumes, indicated prices, oil and gas reserves, and financial information attributable to the 2003-2006 NPI may not be indicative of future results of the 2003-2006 NPI and may not indicate when the deficit status may end and when Net Profits Interests payment may begin from the 2003-2006 NPI.

The 2003-2006 NPI also includes numerous opportunities for the operating partnership to participate as a working interest owner in drilling activity on lands in which we own a mineral or royalty interest that is not subject to a net profits interest. Most of these opportunities are evidenced by a contractual option, but not the obligation, to participate in activity located in defined lands and leases. The operating partnership’s decision to exercise these options and participate as a working interest owner is made on a well-by-well basis and only in the event a third party proposes to drill a well subject to the contractual option. We are therefore unable to project when wells may be drilled, whether the operating partnership may elect to participate in such drilling or the magnitude of the corresponding investment, either individually or in the aggregate, with respect to the 2003-2006 NPI. In the event the operating partnership does elect to participate pursuant to these options, the 2003-2006 NPI deficit is likely to increase. Regardless of the operating partnership’s future participation elections, we believe net profits payments, if any, made upon the 2003-2006 NPI’s first reaching profit status will be minimal as development of these properties and consequently the operating partnership’s payment of development expenditures associated therewith, is likely to continue for at least five years. See the discussion under “Royalty Properties—Drilling Activity” above for additional information on some of these working interest participation options.

Acreage Summary

The following tables set forth as of December 31, 2006 information concerning properties owned by the operating partnership and subject to the Net Profits Interests, including the 2003-2006 NPI properties. Acreage amounts listed under Leasehold reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under Mineral reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership’s interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Leasehold	Total
Number of States	11	1	6	12
Number of Counties/Parishes	49	1	7	50
Gross Acres	46,637	640	90,627	138,904
Net Acres	4,856	—	81,376	86,232

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	11,084	683	79,861	74,031	90,945	74,714
Kansas	640	20	7,035	7,035	7,675	7,055
All Others	35,553	4,152	3,731	310	39,284	4,462

Totals	47,277	4,855	90,627	81,376	137,904	86,231

The operating partnership owns working interests below the currently producing horizons in 47,360 gross/ 46,960 net acres in Texas County, Oklahoma. The operating partnership has from time to time farmed out its leasehold interests in portions of these lands, reserving an overriding royalty interest therein, and will consider additional exploration or development of these lands as circumstances warrant.

Drilling Activity

Thirty five new wells were completed on our Net Profits Interests located in seven states during 2006, and an additional six wells were in various stages of drilling or completion operations at year-end. Selected new wells drilled in 2006 and the working interest and net revenue interest (WI and NRI) owned therein by the operating partnership are summarized in the following table:

						Test Rates
State	County/Parish	Operator	Well Name	WI	NRI	Gas, mcf	Oil, bbls
Montana	Richland	Continental Res.	Carda 2-28H	6.3%	5.9%	363	875
Oklahoma	Ellis	Crusader Energy	Raiders 2-27H	3.8%	9.1%	2,416	318
New Mexico	Eddy	LCX Energy	1625 Fed Com 311	4.7%	4.7%	1,627	—
Arkansas	Van Buren	SEECO	Russell 1-33	6.3%	6.3%	2,928	—
Oklahoma	Beckham	Chesapeake	Eldean 1-28H	2.7%	3.9%	1,720	—
Texas	Hidalgo	Dan A. Hughes	Coates-Dorchester #2	6.3%	4.7%	1,424	38
Oklahoma	Ellis	Crusader Energy	Raiders 1-27	3.8%	9.1%	640	—
Arkansas	Van Buren	SEECO	Russell 2-33	6.4%	6.5%	894	—
Arkansas	Conway	SEECO	Jerome Carr 1-31H	3.8%	3.0%	1,622	—
Montana	Richland	Slawson Expl.	Typhoon Federal 1-22H	1.2%	1.2%	212	531
Oklahoma	Roger Mills	JMA Energy	Hutson Farms 8-18	1.6%	1.6%	2,428	3
Oklahoma	Roger Mills	Chesapeake	Davis 4-30	1.5%	1.5%	1,942	—
Oklahoma	Roger Mills	JMA Energy	Hutson Farms 6-18	1.6%	1.6%	6,637	15

Jeffress (Vicksburg S) Field, Hidalgo County, Texas—In addition to the basic lease terms of the transaction with Dan A. Hughes Company (“Hughes”) described under “Royalty Properties—Drilling Activity” the operating partnership was granted a five percent overriding royalty interest in the first well which was convertible to a 25% working interest at payout. The operating partnership has the option, but not the obligation to participate for a 25% working interest in all future wells drilled on the 417 acre tract or within a surrounding area comprised of approximately 1,000 acres. The Coates-Dorchester #1 reached payout in July 2006, at which time we elected to convert our overriding royalty interest to a working interest. Pursuant to the agreement we elected to participate with a working interest in the Coates-Dorchester #2 well and the Coates-Dorchester #3 well which was permitted in January 2007. The operating partnership owns a 4.69% net revenue interest in the aforementioned wells.

Fayetteville Shale Trend of Northern Arkansas—In addition to the basic lease terms of the Fayetteville Shale transaction described under “Royalty Properties—Drilling Activity”, the operating partnership has the option, but not the obligation, to participate for an average 3.5% net working interest in wells drilled on 111 of the 179 sections covered by the leasing agreements and the unleased mineral interest in the Gravel Hill Field.

To date, 14 wells have been permitted on the lands described above. Of these wells, nine have been spud and five have been successfully completed as producers. Set forth below is a summary of the permitted wells:

					Test Rate
County	Operator	Well Name	WI(1)	NRI(1)	Gas, mcf
Cleburne	SEECO	Mulliniks 9-12 #1-35H	5.000%	3.750%	—
Cleburne	SEECO	Mulliniks 9-12 #2-35H	5.000%	3.750%	—
Cleburne	SEECO	Mulliniks 9-12 #3-35H	5.000%	3.750%	—
Conway	David Arrington	Beverly Crofford #1-14H	1.250%	0.938%	—
Conway	SEECO	Jerome Carr #1-31H	3.828%	2.871%	1,846
Conway	SEECO	Jerome Carr #2-31H	3.828%	2.871%	3,234
Conway	SEECO	Polk 09-15 #1-30H	5.000%	3.750%	—
Pope	Penn Virginia	Tackett #1-33H	1.250%	0.938%	—
Van Buren	SEECO	Hillis #1-27 (vertical)	6.250%	6.250%	880
Van Buren	SEECO	Hillis #2-27H	0.000%	0.781%	2,334
Van Buren	SEECO	Jones 10-16 #1-33H	3.125%	3.125%	—
Van Buren	SEECO	Jones 10-16 #2-33H	3.125%	3.125%	—
Van Buren	SEECO	Russell #1-33H	6.250%	6.250%	2,928
Van Buren	SEECO	Russell #2-33H	6.250%	6.250%	894

(1)	WI and NRI mean working interest and net revenue interest, respectively.

Costs Incurred

The following table sets forth information regarding 100% of the costs incurred on a cash basis by the operating partnership during the periods indicated in connection with the properties underlying the Net Profits Interests.

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Acquisition costs	$—	$—	$213
Development costs(1)	1,963	1,295	1,381

	$1,963	$1,295	$1,594

(1)	The years ended December 31, 2004, 2005 and 2006 include $1,218,000, $1,086,000 and $1,691,000 respectively, attributable to the 2003-2006 NPI.

Productive Well Summary

The following table sets forth as of December 31, 2006 the combined number of producing wells on the properties subject to the Net Profits Interests, including the 2003-2006 NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	192	119.7
Kansas	20	20.0
All others	107	6.5

Total	319	146.2

(1)	Multiple well units operated by someone other than the operating partnership and in which we own Net Profits Interests are included as one gross well.

Oil and Natural Gas Reserves

The following table reflects the Partnership’s proved developed and total proved reserves, future net revenues and Standardized Measure at December 31, 2004, 2005 and 2006. The reserves and future net revenues are based on the reports of the independent petroleum engineering consulting firms of Calhoun, Blair & Associates as to the Net Profits Interests and Huddleston & Co., Inc. as to the Royalty Properties. Other than those filed with the SEC, our estimated proved reserves have not been filed with or included in any reports to any federal agency.

	2006			2005			2004
	Royalty Properties	Net Profits Interest(1)	Total	Royalty Properties	Net Profits Interest(1)	Total	Royalty Properties	Net Profits Interest(1)	Total
Proved reserves
Natural gas (mmcf)(2)	31,363	34,435	65,798	28,965	37,334	66,299	29,626	39,833	69,459
Oil (mmbls)(3)	3,727	75	3,802	3,948	81	4,029	3,893	44	3,937
Future net revenues ($, in thousands)	$344,893	$113,682	$458,575	$404,950	$214,430	$619,380	$295,326	$155,933	$451,259
Standardized Measure(4) ($, in thousands)	$169,260	$76,899	$246,159	$201,107	$142,574	$343,681	$148,894	$105,693	$254,587

(1)	Reserves, revenues and present values reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Total proved reserves include 36 mmcf, 218 mmcf, and 583 mmcf of proved undeveloped gas reserves attributable to the Royalty Properties at December 31, 2006, 2005 and 2004, respectively.
(3)	Total proved reserves include 0 mbbls, 2 mbbls, and 2 mbbls of proved undeveloped oil reserves attributable to the Royalty Properties at December 31, 2006, 2005 and 2004 respectively.
(4)	We do not reflect a federal income tax provision since our partners include the income of our Partnership in their respective federal income tax returns.

Proved oil and gas reserves means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

Title to Properties

We believe we have satisfactory title to all of our assets. Record title to essentially all our assets has undergone the appropriate filings in the jurisdictions in which such assets are located. Title to property may be subject to encumbrances. We believe that none of such encumbrances should materially detract from the value of our properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

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

ITEM 4.	SUBMISSION OF A MATTER TO A VOTE OF UNITHOLDERS

No matters were submitted to a vote of unitholders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the Nasdaq National Market (now the Nasdaq Global Market) on February 3, 2003. The following summarizes the high and low sales information for the common units for the period indicated. The information below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low
First Quarter	$29.00	$23.00	$24.82	$21.10
Second Quarter	$28.25	$23.80	$24.50	$21.07
Third Quarter	$29.30	$23.75	$30.72	$23.50
Fourth Quarter	$26.70	$21.40	$30.59	$24.05

As of December 31, 2006, there were 9,517 common unitholders.

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

Since our Partnership’s combination on January 31, 2003, unitholder cash distributions per common unit have been:

	Per Unit Amount
	2003	2004	2005	2006
First Quarter	$0.206469	$0.415634	$0.481242	$0.729852
Second Quarter	$0.458087	$0.415315	$0.514542	$0.778120
Third Quarter	$0.422674	$0.476196	$0.577287	$0.516082
Fourth Quarter	$0.391066	$0.426076	$0.805543	$0.478596

Distributions beginning with the third quarter 2004 were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2007.

Please see “Fourth Quarter 2006 Distribution Indicated Price” discussion contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2006 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Market Index (the “NASDAQ Index”) and a peer group index from the first day of trading of our common units, February 3, 2003, through December 31, 2006. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ITEM 6.	SELECTED FINANCIAL DATA

Basis of Presentation

The combination of Republic, Spinnaker and Dorchester Hugoton on January 31, 2003 was accounted for as a purchase and Dorchester Hugoton was designated as the accounting acquiror in connection with the combination. Prior to January 31, 2003, our Partnership had no combined operations. As a result, the following table sets forth a summary of historical selected financial and operating data for Dorchester Hugoton for 2002, and certain pro forma operating data assuming the combination occurred on January 1, 2002. As required, the data presented for fiscal year ended December 31, 2003 consists of 11 months of our Partnership’s results and January 2003 results for Dorchester Hugoton. The years ended December 31, 2004 through 2006 are exclusively our Partnership data. This table should be read in conjunction with the financial statements and related notes included elsewhere in this document. All of the historical data presented prior to 2003 has been derived from the audited financial statements of Dorchester Hugoton and does not contain any information with respect to Republic or Spinnaker, or our Partnership, pre-combination.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2003	2002	2006	2005	2004	2003	2002
	Pro Forma		Historic
Total operating revenues	$51,247	$37,547	$74,927	$79,832	$57,028	$49,358	$18,738
Depreciation, depletion and amortization	25,390	25,844	18,470	20,858	20,795	23,639	2,130
Impairment	43,804	—	—	—	—	43,804	—
Net earnings (loss)	(26,976)	6,524	50,210	52,775	30,076	(26,827)	12,963
Net earnings (loss) per unit	(0.97)	0.24	1.72	1.82	1.07	(1.02)	1.19
Cash distributions(1)			82,295	58,028	47,701	50,798	8,791
Cash distributions per unit(1)			2.83	2.00	1.70	1.94	0.81
Total assets			168,429	200,830	206,173	198,951	40,103
Total liabilities			629	945	1,035	512	1,233
Partners’ equity			167,800	199,885	205,138	198,439	38,870

(1)

Because of depletion (which is usually higher in the early years of production), a portion of every distribution of revenues from properties represents a return of a limited partner’s original investment. Until a limited partner receives cash distributions equal to his original investment, in certain circumstances, 100% of such distributions may be deemed to be a return of capital. Cash Distributions for 2003 include Dorchester Hugoton’s liquidating distribution declared in January 2003. Cash distributions for 2003 through 2006 exclude the fourth quarter distribution declared in January 2004, 2005, 2006 and 2007 and paid in February 2004, 2005, 2006 and 2007. Cash distributions for 2004, 2005 and 2006 include the 2003, 2004 and 2005, respectively, fourth quarter distributions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any book or market value to unproved properties, including non-producing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. For 2003, our unamortized costs of oil and gas properties exceeded the ceiling test. As a result, in 2003, our Partnership recorded full cost write-downs of $43,804,000. No additional impairments have been recorded since the quarter ended September 30, 2003.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from royalties and Net Profits Interests in properties operated by non-affiliated entities are particularly subjective due to inability to gain accurate and timely information. Therefore, actual results could differ from those estimates. Please see “Item 1. Business—Customers and Pricing” and “Item 2. Properties—Royalty Properties” for additional discussion.

New Accounting Standards

None.

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,934,000	$213,000	$441,000	$465,000	$815,000

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

	Years Ended December 31,
	2006	2005	2004
Accrual Basis Sales Volumes:
Royalty Properties Gas Sales (mmcf)	3,949	3,890	3,469
Royalty Properties Oil Sales (mbbls)	328	340	299
Net Profits Interests Gas Sales (mmcf)	4,521	4,873	5,351
Net Profits Interests Oil Sales (mbbls)	15	11	8

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$6.46	$7.43	$5.56
Royalty Properties Oil Sales ($/bbl)	$59.89	$51.07	$38.44
Net Profits Interests Gas Sales ($/mcf)	$6.28	$7.82	$5.67
Net Profits Interests Oil Sales ($/bbl)	$52.68	$50.58	$37.51
Accrual Basis Production costs Deducted under the Net Profits Interests ($/mcfe)(1)	$1.57	$1.43	$1.20

(1)	Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes prices.

Comparison of the twelve-month periods ended December 31, 2006, 2005 and 2004

Royalty Properties oil sales volumes increased 13.7% from 299 mbbls during 2004 to 340 mbbls during 2005 and then decreased 3.5% to 328 mbbls during 2006. Royalty Properties gas sales volumes increased 12.1% from 3,469 mmcf during 2004 to 3,890 mmcf during 2005 and then increased 1.5% to 3,949 mmcf during 2006. The changes in Royalty Property oil and gas sales volumes are attributable to new wells drilled in late 2005 and 2006, offset by natural reservoir declines. See discussion in “Item 2. Properties—Royalty Properties—Drilling Activity”.

Net Profits Interests Properties oil sales volumes increased 37.5% from 8 mbbls during 2004 to 11 mbbls during 2005, and then increased 36.4% to 15 mbbls during 2006 primarily as a result of improved production in North Dakota properties. Net Profits Interests Properties gas sales volumes decreased 8.9% from 5,351 mmcf during 2004 to 4,873 mmcf during 2005 and subsequently decreased 7.2% to 4,521 mmcf in 2006 principally as a result of natural reservoir depletion in the Guymon-Hugoton field in Oklahoma.

Weighted average oil sales prices attributable to the Royalty Properties increased 32.9% from $38.44 per bbl in 2004 to $51.07 per bbl in 2005 and subsequently increased 17.3% to $59.89 per bbl in 2006. Royalty Properties weighted average gas sales prices increased 33.6% from $5.56 per mcf during 2004 to $7.43 per mcf during 2005 and then decreased 13.1% to $6.46 per mcf during 2006. Weighted average Net Profits Interests Properties gas sales prices increased 37.9% from $5.67 per mcf during 2004 to $7.82 per mcf during 2005 and then decreased 19.7% to $6.28 per mcf in 2006. Net Profits Interests Properties weighted average oil sales prices increased 34.8% from $37.51 per bbl during 2004 to $50.58 per bbl during 2005 followed by an increase of 4.2% to $52.68 per bbl in 2006. All such changes resulted from changing market conditions.

Our 2006 net operating revenues decreased 6.1% from $79,832,000 during 2005 to $74,927,000 primarily as a result of decreased natural gas sales prices. Our 2005 net operating revenues increased 40% from $57,028,000 during 2004 to $79,832,000 primarily as a result of increased oil and natural gas sales prices.

General and administrative costs increased slightly from $2,892,000 in 2005 to $3,058,000 in 2006. Those same costs decreased 20.2% from $3,626,000 in 2004 to $2,892,000 in 2005 primarily due to the completion of the Partnership’s office relocation in 2004 and increased costs related to the acquisition of properties in late 2004.

Depletion and amortization was $20,795,000 in 2004 compared to $20,858,000 in 2005 compared to $18,470,000 in 2006 primarily as a result of a lower depletable base due to the effects of previous depletion and upward revisions in oil and gas reserve estimates. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

Net cash provided by operating activities increased 42.1% from $48,629,000 during 2004 to $69,112,000 during 2005 and increased 5.3% to $72,783,000 during 2006 due primarily to the effects of increased oil and natural gas sales prices from 2004 to 2005 and increased lease bonus from 2005 to 2006.

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

Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” Our Partnership should meet the requirements for being considered a “passive entity” for Texas margin tax purposes and, therefore, it should be exempt from the Texas margin tax. If exempt from tax at the Partnership level as a passive entity, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Partnership revenues in its own Texas margin tax computation.

Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state income, franchise and Texas margin tax returns.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas prices and sales volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” for the amounts and dates of cash distributions to our unitholders.

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

Expenses and Capital Expenditures

During February 2007 the operating partnership drilled one replacement Guymon-Hugoton well and one Council Grove formation well, both in Oklahoma. The Guymon-Hugoton well is awaiting completion operations. The Council Grove well was a dry hole costing approximately $280,000. Final cost of the replacement Guymon-Hugoton well is expected to be $450,000.

During 2007, depending upon rig availability, the operating partnership anticipates drilling one additional well in the Oklahoma Council Grove formation. The operating partnership does not otherwise currently anticipate drilling additional wells as a working interest owner/operator in the Oklahoma or Kansas properties. Successful activities by others or other developments could prompt a reevaluation of this position. Present drilling and completion costs are estimated at $350,000 - $450,000 per well. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

During the 2006 fourth quarter, the operating partnership deepened one Oklahoma well. Results are awaiting clean-out operations. Costs are expected to total $108,000.

The operating partnership anticipates continuing fracture treating in its Oklahoma properties but is unable to predict the cost as a specific engineering study is required for each fracture treatment. Previous fracture treatments in these properties have cost between $50,000 and $80,000 per well. They did not require casing repairs. Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

The operating partnership owns and operates the wells, pipelines and gas compression and dehydration facilities located in Kansas and Oklahoma. The operating partnership anticipates gradual increases in expenses as repairs to these facilities become more frequent, and anticipates gradual increases in field operating expenses as reservoir pressure declines. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. These capital and operating costs are reflected in the Net Profits Interests payments we receive from the operating partnership.

In 1998, Oklahoma regulations removed production quantity restrictions in the Guymon-Hugoton field, and did not address efforts by third parties to persuade Oklahoma to permit infill drilling in the Guymon-Hugoton field. Infill drilling could require considerable capital expenditures. The outcome and the cost of such activities are unpredictable and could influence the amount we receive from the Net Profits Interests. The operating partnership believes it now has sufficient field compression and permits for vacuum operation for the foreseeable future.

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $13,927,000 for 2006, $23,389,000 for 2005, and $12,365,000 for 2004.

Distributions

Distributions to limited partners and general partners related to cash receipts for the period from October 2005 through December 2006 were as follows:

Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partners
					$ In Thousands
2005	4th	January 30, 2006	February 9, 2006	$0.805543	$22,749	$633
2006	1st	May 1, 2006	May 11, 2006	$0.729852	20,611	574
2006	2nd	July 24, 2006	August 3, 2006	$0.778120	21,975	730
2006	3rd	October 23, 2006	November 3, 2006	$0.516082	14,574	449

Total distributions paid in 2006					$79,909	$2,386

2006	4th	January 30, 2007	February 9, 2007	$0.478596	$13,516	$405

In general, the limited partners are allocated 96% of the Royalty Properties Net Receipts and 99% of our Net Profits Interest Receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests. The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made Net Profits Interests Payments to us totaling $30,187,000 during October 2005 through September 2006, which payments reflected 96.97% of total net proceeds of $31,130,000 realized from September 2005 through August 2006. Net proceeds realized by the operating partnership during September through November 2006 were reflected in Net Profits Interests payments made during October through December 2006. These payments were included in the fourth quarter distribution paid in early 2007 and are excluded from this 2006 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2005 through September 2006 were $52,108,000: $50,024,000 (96%) of which was distributed to the limited partners and $2,084,000 (4%) of which was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2006 became part of the fourth quarter distribution paid in early 2007, which is excluded from this 2006 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2005 through September 2006 demonstrates the method.

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$—	$2,084
96% of Net Cash Receipts from Royalty Properties	50,024	—
1% of Net Profits Interest Paid to our Partnership	—	302
99% of Net Profits Interests Paid to our Partnership	29,885	—

Total Distributions	$79,909	$2,386

Operating Partnership Share (3.03% of Net Proceeds)	—	943

Total General Partner Share		$3,329

% of Total	96%	4%

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

During the period October 2005 through September 2006, our Partnership’s quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership’s only significant cash reserves that influenced quarterly payments were $1,090,000 for ad valorem taxes. Additionally, certain production costs under the Net Profits Interests calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are pension contributions and payroll taxes. These amounts generally are not held for periods over one year.

Fourth Quarter 2006 Distribution Indicated Price

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

Cash receipts attributable to the Partnership’s Net Profits Interests during the 2006 fourth quarter totaled $5,069,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during August through October 2006. The weighted average indicated prices for oil and gas sales during the 2006 fourth quarter attributable to the Net Profits Interests were $57.01/bbl and $5.60/mcf, respectively.

Cash receipts attributable to the Partnership’s Royalty Properties during the 2006 fourth quarter totaled $9,481,000. These receipts generally reflect oil sales during September through November 2006 and gas sales during August through October 2006. The weighted average indicated prices for oil and gas sales during the 2006 fourth quarter attributable to the Royalty Properties were $57.68/bbl and $5.83/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2006, the limitation was substantially in excess of the reimbursement amounts actually paid or accrued.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over external financial reporting in accordance with generally accepted accounting principles within the guidelines of the COSO framework. Based on the results of this evaluation, Management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2006. The Partnership’s external auditor, Grant Thornton LLP, has audited the Partnership’s financial statements and has issued an attestation report on Management’s assessment of the Partnership’s internal control over financial reporting. This report is included on page F-2.

Changes in Internal Controls

Effective July 1, 2006, the data entry portion of our royalty revenue processing activities was outsourced under an agreement with a third party service provider. Under the agreement, the third party service provider processes royalty revenue, where in the past our general partner performed such activity. In connection with the outsourcing, the internal controls over financial reporting with respect to our royalty revenue processing substantially changed. We assessed the effectiveness of the internal controls over financial reporting related to our royalty revenue processing, as part of our overall assessment of internal controls over financial reporting, and found such controls, both before and after the outsourcing of our royalty revenue processing, to be effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	See the Index to Financial Statements on page F-1.
(2)	No schedules are required.
(3)	Exhibits.

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.2	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.3	Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.4	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.5	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.6	Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.7	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.8	Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.9	Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.11	Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.12	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.13	Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.14	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

Number	Description
3.15	Certificate of Limited Partnership of Dorchester Minerals Acquisition LP (incorporated by reference to Exhibit 3.15 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2004)

3.16	Agreement of Limited Partnership of Dorchester Minerals Acquisition LP (incorporated by reference to Exhibit 3.16 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

3.17	Certificate of Incorporation of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.17 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

3.18	Bylaws of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.18 to Dorchester Minerals’ Report on form 10-Q for the quarter ended September 30, 2004)

10.1	Amended and Restated Business Opportunities Agreement dated as of December 13, 2001 by and between the Registrant, the General Partner, Dorchester Minerals Management GP LLC, SAM Partners, Ltd., Vaughn Petroleum, Ltd., Smith Allen Oil & Gas, Inc., P.A. Peak, Inc., James E. Raley, Inc., and certain other parties (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Calhoun, Blair & Associates

23.3*	Consent of Huddleston & Co., Inc.

31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer of our Partnership pursuant to 18 U.S.C. Sec. 1350

32.2*	Certification of Chief Financial Officer of our Partnership pursuant to 18 U.S.C. Sec. 1350

*	Filed herewith

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

“Proved reserves” or “Proved oil and gas reserves” means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

“Standardized measure of discounted future net cash flows” (also referred to as “standardized measure”) means the pretax present value of estimated future net revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

“Test Rate” means a daily volume of oil, gas or condensate at which a well produced to a pipeline or tank battery within that well’s first month of production based on information obtained from public sources or from the operator.

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

“Working interest” (also referred to as an “operating interest”) means a real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and certain activities in connection with the development and operation of a property

SIGNATURES

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

Date: March 6, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: March 6, 2007	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: March 6, 2007

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: March 6, 2007	Buford P. Berry Manager Date: March 6, 2007

/s/ Rawles Fulgham	/s/ Preston A. Peak
Rawles Fulgham Manager Date: March 6, 2007	Preston A. Peak Manager Date: March 6, 2007

/s/ C.W. Russell	/s/ Robert C. Vaughn
C.W. Russell Manager Date: March 6, 2007	Robert C. Vaughn Manager Date: March 6, 2007

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited management’s assessment included in “Management’s Annual Report on Internal Control Over Financial Reporting” that Dorchester Minerals, L.P. (a Delaware Limited Partnership) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control__Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorchester Minerals, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the partnership’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dorchester Minerals, L.P. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control__Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Dorchester Minerals, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control__Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dorchester Minerals, L.P. as of December 31, 2006 and 2005, and the related statements of operations, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 6, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Grant Thornton LLP

Dallas, Texas

March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the accompanying balance sheets of Dorchester Minerals, L.P. as of December 31, 2006 and 2005, and the related statements of operations, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Minerals, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dorchester Minerals, L.P.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP
Grant Thornton LLP

Dallas, Texas

March 6, 2007

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in Thousands)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,927	$23,389
Trade receivables	6,088	7,615
Net profits interests receivable—related party	4,126	6,996
Current portion of note receivable—related party	50	50
Prepaid expenses	—	22

Total current assets	24,191	38,072

Note receivable—related party less current portion	5	55
Other non-current assets	19	19

Total	24	74
Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	291,875	291,875
Less accumulated full cost depletion	148,064	129,643

Total	143,811	162,232

Leasehold improvements	512	512
Less accumulated amortization	109	60

Total	403	452

Net property and leasehold improvements	144,214	162,684

Total assets	$168,429	$200,830

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$303	$580
Current portion of deferred rent incentive	39	39

Total current liabilities	342	619

Deferred rent incentive less current portion	287	326

Total liabilities	629	945

Commitments and contingencies (Note 4)
Partnership capital:
General partner	6,797	7,663
Unitholders	161,003	192,222

Total partnership capital	167,800	199,885

Total liabilities and partnership capital	$168,429	$200,830

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands, except per unit amounts)

	2006	2005	2004
Operating revenues:
Royalties	$45,171	$46,285	$30,770
Net profits interest	22,298	31,801	24,387
Lease bonus	7,418	1,680	1,610
Other	40	66	261

Total operating revenues	74,927	79,832	57,028

Costs and expenses:
Production taxes	2,238	2,347	1,317
Operating expenses	1,820	1,261	1,206
Depreciation, depletion and amortization	18,470	20,858	20,795
General and administrative expenses	3,058	2,892	3,626

Total costs and expenses	25,586	27,358	26,944

Operating income	49,341	52,474	30,084

Other income (expense), net	869	301	(8)

Net earnings	$50,210	$52,775	$30,076

Allocation of net earnings:
General Partner	$1,520	$1,427	$770

Unitholders	$48,690	$51,348	$29,306

Net earnings per common unit (basic and diluted)	$1.72	$1.82	$1.07

Weighted average common units outstanding (000’s)	28,240	28,240	27,343

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$50,210	$52,775	$30,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	18,470	20,858	20,795
Write-off related to unsuccessful acquisition	—	57	87
Amortization of deferred rent	(39)	(40)	(10)
Changes in operating assets and liabilities:
Trade receivables	1,527	(2,226)	(1,908)
Net profits interests receivable—related party	2,870	(2,246)	(573)
Prepaid expenses	22	(16)	44
Accounts payable and other current liabilities	(277)	(50)	118

Net cash provided by operating activities	72,783	69,112	48,629

Cash Flows from investing activities:
Proceeds from note receivable—related party	50	50	50
Acquisition of royalty interests	—	—	1,068
Capital expenditures	—	(110)	(562)

Net cash provided by (used in) investing activities	50	(60)	556

Cash flows from financing activities:
Distributions paid to partners	(82,295)	(58,028)	(47,701)

Increase (decrease) in cash and cash equivalents	(9,462)	11,024	1,484
Cash and cash equivalents at beginning of year	23,389	12,365	10,881

Cash and cash equivalents at end of year	$13,927	$23,389	$12,365

Noncash investing and financing activities:
Acquisition of assets for units
Oil and gas properties	$—	$—	$24,324

Value assigned to assets acquired	$—	$—	$24,324

Supplemental cash flow and other information:
Noncash additions to leasehold improvements	$—	$—	$415

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For the Years Ended December 31, 2006, 2005, and 2004

(Dollars in Thousands)

Year		General Partner	Unitholders	Total
2004
	Balance at January 1, 2004	$8,246	$190,193	$198,439
	Net earnings	770	29,306	30,076
	Acquisition of assets for units	—	24,324	24,324
	Distributions ($1.698211 per Unit)	(1,209)	(46,492)	(47,701)

	Balance at December 31, 2004	7,807	197,331	205,138

2005
	Net earnings	1,427	51,348	52,775
	Distributions ($1.999147 per Unit)	(1,571)	(56,457)	(58,028)

	Balance at December 31, 2005	7,663	192,222	199,885

2006
	Net earnings	1,520	48,690	50,210
	Distributions ($2.829597 per Unit)	(2,386)	(79,909)	(82,295)

	Balance at December 31, 2006	$6,797	$161,003	$167,800

The accompanying notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

1.	General and Summary of Significant Accounting Policies

Nature of Operations—In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and non-producing natural gas and crude oil royalty, net profits, and leasehold interests in 573 counties and 25 states. We are a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003.

Basis of Presentation—Per-unit information is calculated by dividing the earnings or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and consequently basic and dilutive earnings per unit do not differ.

Reclassification—Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform to the 2006 presentation.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from royalties and Net Profits Interests in properties operated by non-affiliated entities are particularly subjective due to inability to gain accurate and timely information. Therefore, actual results could differ from those estimates. See “Item 1. Business—Customers and Pricing” and “Item 2. “Properties—Royalty Properties” for additional discussion.

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

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our general partner.” Our general partner owns all of the partnership interests in Dorchester Minerals Operating LP, the operating partnership. See Note 3—Related Party Transactions. The general partner is allocated 1% and 4% of our Net Profits Interests and Royalty Properties revenues, respectively. Our executive officers all own an interest in our general partner and receive no compensation for services as officers of our Partnership.

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

December 31, 2006, 2005 and 2004

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

Note Receivable—Related Party—Our Note Receivable consists of a five-year note payable by Dorchester Minerals Operating LP, referred to in these Notes as “the operating partnership,” bearing interest at 6% having an original amount of $250,836. Principal and interest payments are received quarterly.

Property and Equipment—We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment.

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

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and gas reserves. Gains and losses are recognized upon the disposition of oil and gas properties involving a significant portion (greater than 25%) of our Partnership’s reserves. Proceeds from other dispositions of oil and gas properties are credited to the full cost pool. No gains or losses have been recorded for 2006, 2005 or 2004.

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

Asset Retirement Obligations—Based on the nature of our property ownership we have no material obligation required to be recorded.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

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

2.	Acquisitions

On September 30, 2004, we acquired, through Dorchester Minerals Acquisition LP, assets related to oil and gas properties consisting of producing and non-producing perpetual mineral and royalty interests located in 104 counties and parishes in six states in exchange for 1,200,000 common units of Dorchester Minerals. Net assets acquired at the date of acquisition totaled $24,324,000.

On May 2, 2005, we filed a registration statement on Form S-4 with the Securities and Exchange Commission to register 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. As of March 6, 2007, none of the 5,000,000 units have been offered.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

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

	Thousands of Dollars
From/To Operating Partnership	2006	2005	2004
Net Profits Interests Payments Receivable or Accrued(1)	$4,126	$6,996	$4,750
Note Receivable	$55	$105	$155
Interest Income related to Net Profits Interest Payment	$8	$6	$—
General & Administrative Amounts Payable	$40	$86	$28
General & Administrative Amounts Accrued	$23	$19	$29
Total General & Administrative Amounts	$2,088	$1,716	$1,789

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

Less than $15,000 in fees for legal services were paid in 2006, 2005 and 2004 to a family member of a member of our executive management.

4.	Commitments and Contingencies

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

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on our financial position, cash flows, or operating results.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Operating Leases—We have entered into a non-cancelable, renewable at prevailing rate for an additional five years, operating lease agreement in the ordinary course of our business activities. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2015. Rental expense related to the lease was $174,000, $203,000, and $54,000 for the years ended December 31, 2006, 2005, and 2004 respectively. Minimum rental commitments under the terms of our operating leases are as follows (in thousands):

Years Ending December 31,	Minimum Payments
2007	$213
2008	216
2009	225
2010	228
2011	237
Thereafter	815

Total	$1,934

5.	Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:

	Per Unit Amount
	2004	2005	2006
First Quarter	$0.415634	$0.481242	$0.729852
Second Quarter	$0.415315	$0.514542	$0.778120
Third Quarter	$0.476196	$0.577287	$0.516082
Fourth Quarter	$0.426076	$0.805543	$0.478596

Distributions beginning with the third quarter 2004 were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2007.

6.	Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The Net Profits Interests represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 573 counties and parishes in 25 states. We retained the independent petroleum engineering firm of Huddleston & Co., Inc. to estimate proved oil and natural gas reserves attributable to the Royalty Properties as of December 31, 2006. The operating partnership retained the independent petroleum engineering firm of Calhoun, Blair & Associates, Inc. to estimate proved oil and natural gas reserves attributable to its interest in the properties underlying the Net Profits Interests as of December 31, 2006. Amounts set forth herein attributable to the Net Profits Interests reflect our 96.97% net share of Calhoun, Blair’s estimates. Although new discoveries have occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2006 that would have a material effect on our estimated proved developed reserves.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

In accordance with SFAS No. 69 and Securities and Exchange Commission rules and regulations, the following information is presented with regard to the Net Profits Interests and Royalty Properties oil and gas reserves, all of which are proved, developed and located in the United States. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and gas reserves. The standardized measure, in management’s opinion, should be examined with caution. The basis for these disclosures are independent petroleum engineer’s reserve studies which contain imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Also, exploration and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price, and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a “best estimate” of the fair value of oil and gas properties or of future net cash flows.

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by independent petroleum engineers. The production volumes and reserve volumes shown for properties formerly owned by Dorchester Hugoton are wellhead volumes which differ from sales volumes shown in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” because of fuel, shrinkage and pipeline loss. The Standardized Measure of Discounted Future Net Cash Flows reflects adjustments for such fuel, shrinkage and pipeline loss.

Summary of Changes in Proved Reserves

	Oil (mbbl)			Natural Gas (mmcf)
	2006	2005	2004	2006	2005	2004
Estimated quantity, beginning of year	4,029	3,937	3,769	66,299	69,459	70,127
Purchase of minerals in place	—	—	241	—	—	3,033
Revisions in previous estimates	117	443	234	8,467	6,128	5,703
Production	(344)	(351)	(307)	(8,968)	(9,288)	(9,404)

Estimated quantity, end of year	3,802	4,029	3,937	65,798	66,299	69,459

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Standardized Measure of Discounted Future Net Cash Flows

(Dollars in Thousands)

	2006	2005	2004
Future estimated gross revenues	$482,053	$651,583	$474,897
Future estimated production costs	(23,478)	(32,203)	(23,638)

Future estimated net revenues	458,575	619,380	451,259
10% annual discount for estimated timing of cash flows	(212,416)	(275,699)	(196,672)

Standardized measure of discounted future estimated net cash flows	$246,159	$343,681	$254,587

Sales of oil and natural gas produced, net of production costs	$(63,410)	$(74,477)	$(52,634)
Purchase of reserves in place	—	—	15,159
Net changes in prices and production costs	(71,241)	90,466	19,827
Revisions of previous quantity estimates	25,458	33,375	19,438
Accretion of discount	34,368	25,459	23,382
Change in production rate and other	(22,697)	14,271	(4,407)

Net change in standardized measure of discounted future estimated net cash flows	$(97,522)	$89,094	$20,765

Depletion of oil and natural gas properties (dollars per mcfe)	$1.67	$1.83	$1.85

Property acquisition costs	$—	$—	$23,568

7.	Unaudited Quarterly Financial Data

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2006 Quarter Ended				2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net operating revenues	$19,267	$23,128	$16,897	$15,635	$14,419	$16,971	$23,669	$24,773
Net earnings	$13,060	$16,789	$10,392	$9,969	$7,876	$10,191	$16,403	$18,305
Net earnings per Unit	$0.45	$0.58	$0.36	$0.33	$0.27	$0.35	$0.57	$0.63
Weighted average common units outstanding	28,240	28,240	28,240	28,240	28,240	28,240	28,240	28,240