Form 10-Q
period 2007-03-31
DORCHESTER MINERALS LP
filed 2007-05-04
CIK 1172358

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



For the Quarterly Period Ended March 31, 2007   Commission file number 000-50175


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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer   Accelerated filer X  Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act.): Yes   No  X

        As of May 3, 2007, 28,240,431 common units of partnership interest were outstanding.

                                TABLE OF CONTENTS


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS................................3

PART I.........................................................................3

   ITEM 1.      FINANCIAL INFORMATION..........................................3

      CONDENSED BALANCE SHEETS AS OF MARCH 31, 2007 (UNAUDITED) AND
          DECEMBER 31, 2006....................................................4

      CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
          MARCH 31, 2007 AND 2006 (UNAUDITED)..................................5

      CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
          MARCH 31, 2007 AND 2006 (UNAUDITED)..................................6

      NOTES TO THE CONDENSED FINANCIAL STATEMENTS..............................7

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS......................................................8

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

         These forward-looking statements are based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations. These and other factors are set forth in our filings with the Securities and Exchange Commission.

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

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                        March 31,   December 31,
                                                           2007        2006
                                                       -----------  -----------
                                 ASSETS                (unaudited)
Current assets:
  Cash and cash equivalents                               $ 13,828    $ 13,927
  Trade receivables                                          5,894       6,088
  Net profits interests receivable - related party           3,871       4,126
  Current portion of note receivable - related party            42          50
  Prepaid expenses                                              37           -
                                                          --------    --------
      Total current assets                                  23,672      24,191

  Note receivable - related party less current portion           -           5
  Other non-current assets                                      19          19
                                                          --------    --------
      Total                                                     19          24

Property and leasehold improvements - at cost:
  Oil and natural gas properties (full cost method):       291,875     291,875
  Less accumulated full cost depletion                     151,873     148,064
                                                          --------    --------
      Total                                                140,002     143,811

  Leasehold improvements                                       512         512
  Less accumulated amortization                                121         109
                                                          --------    --------
      Total                                                    391         403
                                                          --------    --------
Net property and leasehold improvements                    140,393     144,214
                                                          --------    --------
      Total assets                                        $164,084    $168,429
                                                          ========    ========

    LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
  Accounts payable and other current liabilities          $    722    $    303
  Distributions payable to partners                             44           -
  Current portion of deferred rent incentive                    39          39
                                                          --------    ---------
      Total current liabilities                                805         342
                                                          --------    --------

Deferred rent incentive less current portion                   277         287
                                                          --------    --------
      Total liabilities                                      1,082         629
                                                          --------    --------

Commitments and contingencies

Partnership capital:
  General partner                                            6,652       6,797
  Unitholders                                              156,350     161,003
                                                          --------    --------
      Total partnership capital                            163,002     167,800
                                                          --------    --------

Total liabilities and partnership capital                 $164,084    $168,429
                                                          ========    ========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF OPERATIONS
                (Dollars In Thousands, Except Per Unit Amounts)
                                  (Unaudited)

                                           Three Months Ended
                                               March 31,
                                            -----------------
                                              2007    2006
                                            ------- --------
Operating revenues:
     Net profits interests................. $ 4,944 $  6,556
     Royalties.............................   9,669   11,947
     Lease bonus...........................      93      764
     Other.................................       8       12
                                            ------- --------
Total operating revenues...................  14,714   19,279

Cost and expenses:
     Operating, including production taxes      968      850
     Depletion and amortization............   3,821    4,708
     General and administrative expenses...     943      853
                                            ------- --------
Total costs and expenses...................   5,732    6,411
                                            ------- --------

Operating income ..........................   8,982   12,868

Other income, net..........................     141      192
                                            ------- --------
Net earnings .............................. $ 9,123 $ 13,060
                                            ======= ========
Allocation of net earnings:
     General partner....................... $   260 $    378
                                            ======= ========
     Unitholders........................... $ 8,863 $ 12,682
                                            ======= ========
Net earnings per common unit (in dollars).. $  0.31 $   0.45
                                            ======= ========

Wtd. avg. common units outstanding (000's).  28,240   28,240
                                            ======= ========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                           DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2006       2005
                                                           ---------  ---------

Net cash provided by operating activities                   $ 13,765   $ 21,494

Cash flows provided by investing activities:
   Proceeds from related party note receivable                    13         13
                                                             -------   --------

Total cash flows provided by investing activities                 13         13
                                                             -------   --------

Cash flows used in financing activities:
   Distributions paid to general partner and unitholders     (13,877)   (23,382)
                                                            --------   --------

Decrease in cash and cash equivalents                            (99)    (1,875)

Cash and cash equivalents at January 1,                       13,927     23,389
                                                            --------   --------
Cash and cash equivalents at March 31,                      $ 13,828   $ 21,514
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

                            DORCHESTER MINERALS, L.P.
                        (A Delaware Limited Partnership)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation: Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003.

        The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. Per-unit information is calculated by dividing the income applicable to holders of our common units by the weighted average number of units outstanding. Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation. Such reclassifications did not impact net income, or total assets, or total liabilities.

2. Contingencies: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma. Dorchester Minerals Operating LP, the operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to us. The plaintiffs consist primarily of Texas County, Oklahoma residents who, in residences located on leases use natural gas from gas wells located on the same leases, at their own risk, free of cost. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas leases entered into in the 1930s to the 1950s. Plaintiffs' claims against defendants include failure to prudently operate wells, violation of rights to free domestic gas, and fraud. Plaintiffs also seek certification of class action against defendants. On October 1, 2004, the plaintiffs severed claims against the operating partnership regarding royalty underpayments. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding domestic gas use. The operating partnership believes plaintiffs' remaining claim regarding royalty underpayments is completely without merit. An adverse decision could reduce amounts we receive from the Net Profits Interests.


     The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Distributions to Holders of Common Units: Since commencing operations on January 31, 2003, unitholder cash distributions per common unit have been or will be:
                                             Per Unit Amount
                         -----------------------------------------------------
                            2003        2004       2005       2006      2007
                         ---------   ---------  ---------  --------- ---------
First Quarter............$0.206469   $0.415634  $0.481242  $0.729852 $0.461146
Second Quarter...........$0.458087   $0.415315  $0.514542  $0.778120
Third Quarter............$0.422674   $0.476196  $0.577287  $0.516082
Fourth Quarter...........$0.391066   $0.426076  $0.805543  $0.478596

         Distributions beginning with the third quarter of 2004 were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by August 15, 2007.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Overview

         We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 573 counties and parishes in 25 states.

         Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds working interests properties and a minor portion of mineral and royalty interest properties. We refer to Dorchester Minerals Operating LP as the "operating partnership." We directly and indirectly own a 96.97% net profits overriding royalty interest in four property groups, the three created when we commenced operations and the 2003-2006 NPI. We refer to our net profits overriding royalty interest in these property groups as the Net Profits Interests. We receive monthly payments equaling 96.97% of the preceding month's net profits actually realized by the operating partnership from three of the property groups.

         In accordance with our partnership agreement we have the continuing right and obligation to create additional Net Profits Interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interest identical to the Net Profit Interests created when we commenced operations in 2003. The purpose of such Net Profits Interests is to avoid the Partnership's participation as a working interest or other cost expense-bearing owner that could result in unrelated business taxable income. Net profits interest payments are not considered unrelated business taxable income for tax purposes. One such Net Profits Interest was created for each of calendar years 2003 through 2006 by transferring various properties to the operating partnership subject to a Net Profits Interest. These interests were subsequently combined and we currently refer to them as the 2003-2006 NPI which is our fourth separate Net Profits Interest. As of March 31, 2007, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the 2003-2006 NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our General Partner until the 2003-2006 NPI recovers the deficit amount. Once in profit status, we will receive the Net Profits Interest payment attributable to these properties. Our financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status. Consequently, net profits interest payments, and production sales volumes and prices set forth in other portions of this quarterly report do not reflect amounts attributable to the 2003-2006 NPI.

         The following table sets forth cash receipts and disbursements attributable to the 2003-2006 Net Profits Interest:

                               2003-2006 Net Profits Interest Cash Basis Results
                                               (in Thousands)
                              --------------------------------------------------
                                  Cumulative        Three Months    Cumulative
                                   Total at            Ended         Total at
                               December 31, 2006   March 31, 2007 March 31, 2007
                               -----------------  --------------- --------------
Cash received for revenue           $4,945            $   634        $ 5,579
Cash paid for operating costs         (852)              (106)          (958)
Cash paid for development costs     (4,311)              (504)        (4,815)
                                   -------            -------        -------
Net cash (paid) received           $  (218)           $    24        $  (194)
                                   =======            =======        =======
Cumulative NPI Deficit             $  (218)           $  (194)       $  (194)
                                   =======            =======        =======

         The development costs pertain to more properties than the properties producing revenue due to timing differences between operating partnership expenditures and oil and gas production and payments to the operating partnership. Amounts in the above table reflect the operating partnership's ownership of the subject properties. Net Profits Interest payments to us, if any, will equal 96.97% of the cumulative net profits actually received by the operating partnership attributable to subject properties. The above financial information attributable to the 2003-2006 NPI may not be indicative of future results of the 2003-2006 NPI and may not indicate when the deficit status may end and when Net Profits Interests payment may begin from the 2003-2006 NPI.

Commodity Price Risks


         Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market and general market volatility.

Results of Operations



Three Months Ended March 31, 2007 as compared to Three Months
  Ended March 31, 2006

         Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

                                                          Three Months Ended
                                                      --------------------------
                                                               March 31,
                                                      --------------------------
Accrual Basis Sales Volumes:                             2007             2006
                                                      ---------        ---------
Royalty Properties Gas Sales (mmcf).................       858              965
Royalty Properties Oil Sales (mbbls)................        74               85
Net Profits Interests Gas Sales (mmcf)..............     1,016            1,126
Net Profits Interests Oil Sales (mbbls).............         4                3

Accrual Basis Weighted Average Sales Price:
Royalty Properties Gas Sales ($/mcf)................    $ 6.60           $ 7.39
Royalty Properties Oil Sales ($/bbl)................    $53.87           $56.67
Net Profits Interests Gas Sales ($/mcf).............    $ 6.74           $ 7.42
Net Profits Interests Oil Sales ($/bbl).............    $46.41           $47.04

Accrual Basis Production Costs Deducted
Under the Net Profits Interests ($/mcfe) (1)........    $ 2.08           $ 1.75
________________________________________________________
(1) Provided to assist in determination of revenues; applies only to Net Profit Interest sales volumes and prices.

         Oil sales volumes attributable to our Royalty Properties during the first quarter decreased 12.9% from 85 mbbls in 2006 to 74 mbbls in 2007.
Natural gas sales volumes attributable to our Royalty Properties during the first quarter decreased 11.1% from 965 mmcf in 2006 to 858 mmcf in 2007. The decreases in oil and natural gas sales volumes were primarily attributable to wells completed in the T-Patch Field in early 2006. As previously reported, these wells have exhibited significant production declines after initially producing at anomalously high rates. In addition, Royalty Properties located in the Mid-Continent experienced weather-related production disruptions in January.

        Oil sales volumes attributable to our Net Profits Interests during the first quarter of 2007 were virtually unchanged from 2006. Natural gas sales volumes attributable to our Net Profits Interests during the first quarter decreased 9.8% from 1,126 mmcf during 2006 to 1,016 mmcf during 2007 due to natural reservoir decline, scheduled equipment and facility maintenance and weather-related production disruptions in January. Production sales volumes and prices from the 2003-2006 NPI are excluded from the above table. See "Overview" above.

        Weighted average oil sales prices attributable to our interest in Royalty Properties decreased 4.9% from $56.67/bbl during the first quarter of 2006 to $53.87/bbl during the first quarter of 2007. Similarly, first quarter weighted average natural gas sales prices from Royalty Properties decreased 10.7% from $7.39/mcf during 2006 to $6.60/mcf during 2007. Both oil and natural gas price decreases resulted from changing market conditions.

        First quarter weighted average oil sales prices from the Net Profits Interests' properties decreased 1.3% from $47.04/bbl in 2006 to $46.41/bbl in 2007. First quarter weighted average natural gas sales prices from the Net Profits Interests' properties decreased 9.2% from $7.42/mcf in 2006 to $6.74/mcf in 2007. Such oil and natural gas price decreases resulted from changing market conditions.

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

        Cash receipts attributable to our Net Profits Interests during the 2007 first quarter totaled $5,199,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during November 2006 through January 2007. The weighted average indicated prices for oil and gas sales during the 2007 first quarter attributable to the Net Profits Interests were $45.90/bbl and $6.43/mcf, respectively.

        Cash receipts attributable to our Royalty Properties during the 2007 first quarter totaled $9,274,000. These receipts generally reflect oil sales during December 2006 through February 2007 and gas sales during November 2006 through January 2007. The weighted average indicated prices for oil and gas sales during the 2007 first quarter attributable to the Royalty Properties were $53.25/bbl and $6.59/mcf, respectively.

        Our first quarter net operating revenues decreased 23.7% from $19,279,000 during 2006 to $14,714,000 during 2007 primarily as a result of decreased oil and gas sales prices and volumes. Additionally, first quarter 2006 net operating revenues included a non-refundable lease bonus payment of $616,000 related to our Arkansas lease transactions.

        Costs and expenses decreased 10.6% from $6,411,000 during the first quarter of 2006 to $5,732,000 during the first quarter of 2007. Such decreases primarily resulted from decreased depletion and amortization.

        Depletion and amortization decreased 18.8% during the first quarter ended March 31, 2007 when compared to the same period of 2006. The decrease from $4,708,000 to $3,821,000 resulted from a lower depletable base due to effects of previous depletion and upward revisions in oil and gas reserve estimates at 2006 year end.

        We received cash payments in the amount of $270,000 from various sources during the first quarter of 2007 including lease bonuses attributable to 13 consummated leases and pooling elections located in five counties and parishes in three states. The consummated leases reflected royalty terms ranging up to 25% and lease bonuses ranging up to $300/acre.

        We received division orders, or otherwise identified, 75 new wells completed on our Royalty Properties and Net Profit Interests located in 32 counties and parishes in 10 states during the first quarter of 2007. The operating partnership elected to participate in nine wells to be drilled on our Net Profits Interests located in six counties in three states. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized in the following table and discussion. Wells detailed in the Fayetteville Shale discussion are excluded from this table:



State    County/Parish    Operator              Well Name                Ownership         Test Rates, per day
-----    -------------    --------------------- ---------------------  --------------    -------------------------
                                                                       WI(1)   NRI(1)      Gas, mcf      Oil, bbls
                                                                       -----   ------      --------      ---------
Royalty Properties
------------------

TX       Starr            Petrohawk Energy Corp  Cleopatra #5           --    1.625%         10,350          86
OK       Roger Mills      Conoco Phillips        Smith 6-5              --    1.871%          4,114          --
TX       Starr            Ascent Operating, LP   Garza Hitchcock #10    --    2.653%          2,120          34
TX       Panola           Chesapeake Operating   Bill Powers A #6       --    5.521%            923           1
TX       Hidalgo          Samson Lone Star LP    Schlaben #6            --    3.125%          1,552          --
OK       Woodward         Chesapeake Operating   Vera Mae 1-34          --    3.750%            987          --
AR       Logan            The Houston Expl Co    Lowder GU 7-2          --    0.459%          7,762          --
OK       Beckham          Apache Corp.           Perryman 8-25          --    1.489%          1,816           5

Net Profits Interests
---------------------
MT       Richland         Slawson Exploration    Saber 1-4H            1.645% 1.645%             --         223
ND       Mountrail        Petro-Hunt             Rice 10B-2-1H         0.175% 0.175%             --         193
____________________________________
(1)    WI and NRI mean working interest and net revenue interest, respectively.


        FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS- We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the "Fayetteville Shale" trend of the Arkoma Basin. Nineteen wells have been permitted on the lands as of April 27, 2007. Wells which have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number. Information concerning the permitted wells is set forth below:

                                                             DMLP              DMOLP
                                                           -------        ----------------   -----------
County       Operator           Well Name                   NRI(2)         WI(1)    NRI(2)   Mcf per day
--------     -------------      -----------------------    -------        ----------------   -----------

Cleburne     SEECO              Mulliniks 9-12 #1-35H       7.266%        5.000%    3.750%         --
Cleburne     SEECO              Mulliniks 9-12 #2-35H       7.266%        5.000%    3.750%         --
Cleburne     SEECO              Mulliniks 9-12 #3-35H       7.266%        5.000%    3.750%         --
Conway       SEECO              Beck 8-16 #1-1H            10.000%        5.000%    3.750%         --
Conway       Arrington          Beverly Crofford #1-14 H    2.500%        1.250%    0.938%         --
Conway       SEECO              Jerome Carr #1-31H          5.054%        3.796%    2.847%      1,846
Conway       SEECO              Jerome Carr #2-31H          5.054%        3.796%    2.847%      3,234
Conway       SEECO              Polk 09-15 #1-30H          10.114%        5.556%    4.216%         --
Pope         Penn Virginia      Brown #1-33H                2.500%        1.250%    0.938%         --
Pope         Penn Virginia      Tackett #1-33H              2.500%        1.250%    0.938%        287
Van Buren    SEECO              Hillis #1-27                6.250%        6.250%    6.250%        880
Van Buren    SEECO              Hillis #1-27H               0.781%        0.000%    0.781%      2,334
Van Buren    SEECO              Jones 10-16 #1-33H          3.125%        3.125%    3.125%      2,207
Van Buren    SEECO              Jones 10-16 #2-33H          3.125%        3.125%    3.125%         --
Van Buren    SEECO              Quattlebaum #1-32H          0.781%        0.000%    0.000%      1,717
Van Buren    SEECO              Quattlebaum #2-32H          0.781%        0.000%    0.000%         --
Van Buren    SEECO              Russell #1-33H              6.250%        6.250%    6.250%      2,928
Van Buren    SEECO              Russell #2-33H              6.250%        6.250%    6.250%        844
White        Chesapeake         Hays 8-6 #1-18H             0.781%        0.000%    0.000%         --
____________________________________
(1)      WI means the working interest owned by the operating partnership and subject to the Net Profits Interest.
(2)      NRI means the net revenue interest attributable to our royalty interest or to the operating partnership's working interest
         and subject to the Net Profits Interest.


        First quarter net earnings allocable to common units decreased 30.1% from $12,682,000 during 2006 to $8,863,000 during 2007. The 2007 decrease from first quarter 2006 net earnings is primarily a result of decreased 2007 oil and gas sales prices and decreased gas sales volumes.

         Net cash provided by operating activities decreased 36.0% from $21,494,000 during the first quarter of 2006 to $13,765,000 during the first quarter of 2007 due to market pricing of oil and gas sales which resulted in more income as well as higher receivables in first quarter 2006. See discussion above on volumes and prices.


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

Expenses and Capital Expenditures

        During February 2007 the operating partnership drilled one replacement Guymon-Hugoton well and one Council Grove formation well, both in Oklahoma. The Guymon-Hugoton well is awaiting connection to a pipeline. The Council Grove well was a dry hole costing approximately $280,000. Final cost of the replacement Guymon-Hugoton well is expected to be $430,000.

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


Liquidity and Working Capital

         Cash and cash equivalents totaled $13,828,000 at March 31, 2007 and $13,927,000 at December 31, 2006.

Critical Accounting Policies

        We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Oil and gas properties are evaluated using the full cost ceiling test at the end of each quarter and when events indicate possible impairment.

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

Market Risk Related to Oil and Natural Gas Prices

         Essentially all of our assets and sources of income are from the Royalties and the Net Profits Interests, which generally entitle us to receive a share of the proceeds based on oil and natural gas production from those properties. Consequently, we are subject to market risk from fluctuations in oil and natural gas prices. Pricing for oil and natural gas production has been volatile and unpredictable for several years. We do not anticipate entering into financial hedging activities intended to reduce our exposure to oil and natural gas price fluctuations.

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

Changes in Internal Controls

         There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the date of their evaluation of our disclosure controls and procedures.

                                     PART II

ITEM 1.            LEGAL PROCEEDINGS
                        See Note 2 - Contingencies, to the Financial Statements.
ITEM 1A.           RISK FACTORS
                        None.
ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                        None.
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES
                        None.
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        None.
ITEM 5.            OTHER INFORMATION
                        None.
ITEM 6.            EXHIBITS
                        See the attached Index to Exhibits.

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

                                  DORCHESTER MINERALS, L.P.

                                  By:      Dorchester Minerals Management LP
                                           its General Partner,

                                  By:      Dorchester Minerals Management GP LLC
                                               its General Partner

                                  /s/ William Casey McManemin
                                      ------------------------------------------
                                      William Casey McManemin
Date: May 3, 2007                     Chief Executive Officer


                                  /s/ H.C. Allen, Jr.
                                      ------------------------------------------
                                      H.C. Allen, Jr.
Date: May 3, 2007                     Chief Financial Officer

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