Form 10-Q
period 2007-09-30
DORCHESTER MINERALS LP
filed 2007-11-06
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Or
[   ] TRANSITION REPORT PURSUANT TO
SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For the Quarterly Period Ended September 30, 2007	Commission file number 000-50175

DORCHESTER MINERALS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	81-0551518 (I.R.S. Employer Identification No.)

3838 Oak Lawn Avenue, Suite 300, Dallas, Texas  75219
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (214) 559-0300

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

As of November 6, 2007, 28,240,431 common units of partnership interest were outstanding.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. In this report, the term “Partnership,” as well as the terms “DMLP,” “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$17,427	$13,927
Trade receivables	5,746	6,088
Net profits interests receivable - related party	3,061	4,126
Current portion of note receivable - related party	17	50
Prepaid expenses	12	-
Total current assets	26,263	24,191

Note receivable - related party less current portion	-	5
Other non-current assets	19	19
Total	19	24

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method):	291,891	291,875
Less accumulated full cost depletion	159,684	148,064
Total	132,207	143,811

Leasehold improvements	512	512
Less accumulated amortization	146	109
Total	366	403

Net property and leasehold improvements	132,573	144,214

Total assets	$158,855	$168,429

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,185	$303
Current portion of deferred rent incentive	39	39
Total current liabilities	1,224	342

Deferred rent incentive less current portion	257	287
Total liabilities	1,481	629

Commitments and contingencies

Partnership capital:
General partner	6,505	6,797
Unitholders	150,869	161,003
Total partnership capital	157,374	167,800

Total liabilities and partnership capital	$158,855	$168,429

The accompanying condensed notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
(In Thousands except Earnings per Unit)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Royalties	$10,552	$11,481	$31,334	$35,245
Net profits interests	4,072	5,125	15,273	17,003
Lease bonus	84	281	401	7,017
Other	8	10	35	39

Total operating revenues	14,716	16,897	47,043	59,304

Costs and expenses:
Operating, including production taxes	838	1,315	2,829	3,134
Depletion and amortization	3,963	4,787	11,657	14,308
General and administrative expenses	775	733	2,485	2,337

Total costs and expenses	5,576	6,835	16,971	19,779

Operating income	9,140	10,062	30,072	39,525

Other income, net	334	330	607	716

Net earnings	$9,474	$10,392	$30,679	$40,241

Allocation of net earnings:
General partner	$293	$310	$895	$1,234

Unitholders	$9,181	$10,082	$29,784	$39,007

Net earnings per common unit (basic and diluted)	$0.33	$0.36	$1.05	$1.38
Weighted average common units outstanding	28,240	28,240	28,240	28,240

The accompanying condensed notes are an integral part of these financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Net cash provided by operating activities	$44,583	$59,962

Cash flows provided by investing activities:
Proceeds from related party note receivable	38	38
Capital expenditures	(16)	-

Total cash flows provided by investing activities	22	38

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(41,105)	(67,271)

Increase (decrease) in cash and cash equivalents	3,500	(7,271)

Cash and cash equivalents at January 1,	13,927	23,389

Cash and cash equivalents at September 30,	$17,427	$16,118

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

2.           Contingencies: In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma, regarding the use of natural gas from wells in residences.  Dorchester Minerals Operating LP, the operating partnership, now owns and operates the properties formerly owned by Dorchester Hugoton.  These properties contribute a major portion of the Net Profits Interests amounts paid to us.  On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use.  On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments which the Texas County District Court subsequently dismissed with a grant of time to replead.  On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification.  On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments.  This judgment is not final since the plaintiff has filed a motion for reconsideration or clarification and the lawsuit is subject to further actions.  An adverse decision could reduce amounts we receive from the Net Profits Interests.

  The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3.    Distributions to Holders of Common Units: Since commencing operations on January 31, 2003, unitholder cash distributions per common unit have been:

	Per Unit Amount
	2003	2004	2005	2006	2007
First Quarter	$0.206469	$0.415634	$0.481242	$0.729852	$0.461146
Second Quarter	$0.458087	$0.415315	$0.514542	$0.778120	$0.473745
Third Quarter	$0.422674	$0.476196	$0.577287	$0.516082	$0.560502
Fourth Quarter	$0.391066	$0.426076	$0.805543	$0.478596

Distributions beginning with the third quarter of 2004 were paid on 28,240,431 units; previous distributions were paid on 27,040,431 units.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by February 15, 2008.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 573 counties and parishes in 25 states.

Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds working interests properties and a minor portion of mineral and royalty interest properties. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We directly and indirectly own a 96.97% net profits overriding royalty interest in property groups primarily made up of the three NPIs created when we commenced operations and the 2003-2006 NPI. We refer to our net profits overriding royalty interest in these property groups as the Net Profits Interests. We currently receive monthly payments equaling 96.97% of the preceding month’s net profits actually realized by the operating partnership from three of the property groups.

In accordance with our partnership agreement we have the continuing right and obligation to create additional Net Profits Interests by transferring properties to the operating partnership subject to the reservation of a Net Profits Interest identical to the Net Profits Interests created when we commenced operations in 2003. The purpose of such Net Profits Interests is to avoid the Partnership’s participation as a working interest or other cost-bearing owner that could result in unrelated business taxable income. Net profits interest payments are not considered unrelated business taxable income for tax purposes. One such Net Profits Interest was created for each of calendar years 2003 through 2006 by transferring various properties to the operating partnership subject to a Net Profits Interest. These interests were subsequently combined and we currently refer to them as the 2003-2006 NPI. As of September 30, 2007, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the 2003-2006 NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our General Partner until the 2003-2006 NPI recovers the deficit amount. Once in profit status, we will receive the Net Profits Interest payment attributable to these properties. Our financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status.  Consequently, Net Profits Interest payments, and production sales volumes and prices set forth in other portions of this quarterly report do not reflect amounts attributable to the 2003-2006 NPI.

The following table sets forth cash receipts and disbursements attributable to the 2003-2006 Net Profits Interest:

	2003-2006 Net Profits Interest Cash Basis Results (in Thousands)
	Cumulative Total at December 31, 2006	Nine Months Ended September 30, 2007	Cumulative Total at September 30, 2007
Cash received for revenue	$4,945	$2,249	$7,194
Cash paid for operating costs	(852)	(365)	(1,217)
Cash paid for development costs	(4,311)	(1,936)	(6,247)
Net cash (paid) received	$(218)	$(52)	$(270)
Cumulative NPI Deficit	$(218)	$(270)	$(270)

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

Commodity Price Risks

Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political economic conditions.

Results of Operations

Three and Nine Months Ended September 30, 2007 as compared to Three and Nine Months Ended September 30, 2006

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
Accrual Basis Sales Volumes:	2007	2006	2007	2007	2006
Royalty Properties Gas Sales (mmcf)	892	1,018	838	2,588	2,997
Royalty Properties Oil Sales (mbbls)	77	84	79	230	253
Net Profits Interests Gas Sales (mmcf)	1,049	1,128	1,035	3,100	3,394
Net Profits Interests Oil Sales (mbbls)	4	4	4	12	11

Accrual Basis Weighted Average Sales Price:
Royalty Properties Gas Sales ($/mcf)	$5.60	$6.09	$7.71	$6.62	$6.54
Royalty Properties Oil Sales ($/bbl)	$72.41	$62.83	$59.13	$61.86	$61.77
Net Profits Interests Gas Sales ($/mcf)	$5.78	$5.87	$7.82	$6.78	$6.36
Net Profits Interests Oil Sales ($/bbl)	$67.82	$63.25	$56.62	$56.89	$55.04

Accrual Basis Production Costs Deducted
under the Net Profits Interests ($/mcfe) (1)	$2.16	$1.61	$2.06	$2.10	$1.57
(1)	Provided to assist in determination of revenues; applies only to Net Profits Interest sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the third quarter decreased 8.3% from 84 mbbls in 2006 to 77 mbbls in 2007. Oil sales volumes attributable to our Royalty Properties during the first nine months decreased 9.1% from 253 mbbls in 2006 to 230 mbbls in 2007. Natural gas sales volumes attributable to our Royalty Properties during the third quarter decreased 12.4% from 1,018 mmcf in 2006 to 892 mmcf in 2007. Natural gas sales volumes attributable to our Royalty Properties during the first nine months decreased 13.6% from 2,997 in 2006 to 2,588 mmcf in 2007. The decreases in oil and natural gas sales volumes were primarily attributable to wells completed in the T-Patch Field in early 2006.  As previously reported, these wells have exhibited significant production declines after initially producing at anomalously high rates.

Oil sales volumes attributable to our Net Profits Interests during the third quarter and first nine months of 2007 were virtually unchanged when compared to the same periods of 2006.  Natural gas sales volumes attributable to our Net Profits Interests during the third quarter and first nine months of 2007 decreased from the same periods of 2006.  Third quarter sales of 1,049 mmcf during 2007 were 7.0% less than 1,128 mmcf during 2006.  First nine month sales of 3,100 mmcf during 2007 were 8.7% less than 3,394 mmcf during 2006.  Both natural gas sales volume decreases were a result of natural reservoir decline, while nine month decreases also resulted from scheduled equipment and facility maintenance and January weather-related production disruptions.  Production sales volumes and prices from the 2003-2006 NPI are excluded from the above table.  See “Overview” above.

Weighted average oil sales prices attributable to our interest in Royalty Properties increased 15.2% from $62.83/bbl during the third quarter of 2006 to $72.41/bbl during the third quarter of 2007 and virtually unchanged from the first nine months of 2006 to the same period of 2007.  Third quarter weighted average natural gas sales prices from Royalty Properties decreased 8.0% from $6.09/mcf during 2006 to $5.60/mcf during 2007.  The nine months ended September 30 weighted average Royalty Properties natural gas sales prices increased 1.2% from $6.54/mcf during 2006 to $6.62/mcf during 2007.  Both oil and natural gas price changes resulted from changing market conditions.

Third quarter weighted average oil sales prices from the Net Profits Interests’ properties increased 7.2% from $63.25/bbl in 2006 to $67.82/bbl in 2007.  The first nine months’ Net Profits Interests’ oil sales prices increased 3.4% from $55.04/bbl in 2006 to $56.89/bbl in 2007.  Weighted average natural gas sales prices attributable to the Net Profits Interests decreased during the third quarter of 2007 compared to the same period of 2006 and increased from the first nine months of 2006 to the same period of 2007.  Third quarter natural gas sales prices of $5.78/mcf in 2007 were 1.5% less than $5.87/mcf in 2006.  The nine months ended September 30, 2007 natural gas prices increased 6.6% to $6.78/mcf from $6.36/mcf in the same period of 2006.  Changing market conditions resulted in increased oil prices.  Natural gas sales price increases during the nine month period resulted from changing market conditions plus abnormal natural gas liquid payments accrued during the first six months of 2007.

In an effort to provide the reader with information concerning prices of oil and gas sales that correspond to our quarterly distributions, management calculates the weighted average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable.  This “indicated price” does not necessarily reflect the contract terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between our cash receipts and the timing of the production of oil and gas may be described generally, actual cash receipts may be materially impacted by purchasers’ release of suspended funds and by purchasers’ prior period adjustments.

Cash receipts attributable to our Net Profits Interests during the 2007 third quarter totaled $6,161,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during May through July 2007.  The weighted average indicated prices for oil and gas sales during the 2007 third quarter attributable to the Net Profits Interests were $59.13/bbl and $7.53/mcf, respectively.

Cash receipts attributable to our Royalty Properties during the 2007 third quarter totaled $10,588,000. These receipts generally reflect oil sales during June through August 2007 and gas sales during May through July 2007.  The weighted average indicated prices for oil and gas sales during the 2007 third quarter attributable to the Royalty Properties were $66.25/bbl and $6.98/mcf, respectively.

Our third quarter net operating revenues decreased 12.9% from $16,897,000 during 2006 to $14,716,000 during 2007.  Net operating revenues for the first nine months of 2007 decreased 20.7% from $59,304,000 during 2006 to $47,043,000 during 2007. The quarterly decrease resulted from decreases in both gas and oil sales volumes and decreases in gas sales prices.  The nine month decrease resulted primarily from changes in production volumes and decreased lease bonus revenues.  First quarter 2006 net operating revenues included a non-refundable lease bonus payment of $616,000 related to our Arkansas lease transactions and the second quarter of 2006 net operating revenues included $5,535,000 additional Arkansas lease bonus payment.

Costs and expenses decreased 18.4% from $6,835,000 during the third quarter of 2006 to $5,576,000 during the third quarter of 2007, while nine month ended September 30 costs and expenses decreased 14.2% from $19,779,000 during 2006 to $16,971,000 during 2007.  Such decreases primarily resulted from decreased ad valorem tax rates and depletion, offset by increased general and administrative expenses.

Depletion and amortization decreased 17.2% during the third quarter ended September 30, 2007 and 18.5% during the nine months ended September 30, 2007 when compared to the same periods of 2006.  The decreases from $4,787,000 and $14,308,000 during the third quarter and nine months ended September 30, 2006 respectively, to $3,963,000 and $11,657,000 during the same periods of 2007 respectively, resulted from a lower depletable base due to effects of previous depletion and upward revisions in oil and gas reserve estimates at 2006 year end.

We received cash payments in the amount of $617,000 from various sources during the third quarter of 2007 including lease bonuses attributable to 39 consummated leases and pooling elections located in 13 counties and parishes in six states. The consummated leases reflected royalty terms ranging up to 40% and lease bonuses ranging up to $500/acre.

We received division orders for, or otherwise identified, 123 new wells completed on our Royalty Properties and Net Profit Interests located in 48 counties and parishes in 11 states during the third quarter of 2007. The operating partnership elected to participate in two wells to be drilled on our Net Profits Interests located in two counties in two states. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized in the following table.

This table does not include wells drilled in the Fayetteville Shale Trend as they are detailed in a subsequent discussion and table.

	County			DMLP	DMOLP		Test Rates per day
State	/Parish	Operator	Well Name	NRI(2)	WI(1)	NRI(2)	Gas, mcf	Oil, bbls
OK	Roger Mills	Apache Corp.	Schou #1-10	3.5910%	0.0000%	0.0000%	4,872	3
TX	Jack	ADEXCO	Huskey #3H	4.6880%	0.0000%	0.0000%	1,809	--
TX	Starr	Petrohawk	Cleopatra #6	1.6250%	0.0000%	0.0000%	2,636	19
TX	Martin	Endeavor Energy	Thomas “9” #1	9.3750%	0.0000%	0.0000%	20	59
AR	Sebastian	XTO Energy	Hinkle #6-28	0.5330%	0.0000%	0.0000%	6,573	--
AR	Sebastian	Grover-McKinney	Hinkle #3-28	0.5330%	0.0000%	0.0000%	5,634	--
AR	Sebastian	XTO Energy	Hinkle #5-28	0.5330%	0.0000%	0.0000%	5,321	--
TX	Wheeler	Apache Corp.	Hardin Unit #2-18	1.4710%	0.0000%	0.0000%	1,681	35
TX	Upton	Hunt Oil Co.	VT Amacker 105 #11 H	0.7810%	0.0000%	0.0000%	3,148	61
OK	Ellis	Crusader Energy II	Raiders 3H-27	0.0000%	3.7500%	9.0625%	--	550
TX	Hidalgo	Dan A. Hughes	Coates-Dorchester #B-1	6.2500%	10.0000%	7.0000%	874	--
(1)	WI means the working interest owned by the operating partnership and subject to the Net Profits Interest.
(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Net Profits Interest.

FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS- We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin.  Forty wells have been permitted on the lands as of October 26, 2007.  Wells which have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number.  Wells and permitted locations and the royalty interests owned by us as well as the working and net revenue interests owned by the operating partnership are summarized in the following table.

			DMLP	DMOLP		Gas Test Rates
County	Operator	Well Name	NRI(2)	WI(1)	NRI(2)	Mcf per day
Cleburne	SEECO	Mulliniks 9-12 #1-35H	3.516%	5.000%	3.750%	3,491
Cleburne	SEECO	Mulliniks 9-12 #2-35H	3.516%	5.000%	3.750%	--
Cleburne	SEECO	Mulliniks 9-12 #3-35H	3.516%	5.000%	3.750%	--
Conway	David Arrington	Beverly Crofford #1-14 H	1.563%	1.250%	0.938%	--
Conway	SEECO	Don English 8-16 #1-12H	0.781%	0.000%	0.000%	--
Conway	SEECO	Don English 8-16 #2-12H	0.781%	0.000%	0.000%	--
Conway	SEECO	Hemphill 9-14 #1-30H	0.391%	0.000%	0.000%	--
Conway	SEECO	Isley 9-14 #1-19H	0.098%	0.000%	0.000%	--
Conway	SEECO	Isley 9-14 #2-19H	0.098%	0.000%	0.000%	--
Conway	SEECO	Jerome Carr #1-31H	2.188%	3.796%	2.847%	1,622
Conway	SEECO	Jerome Carr #2-31H	2.188%	3.796%	2.847%	3,242
Conway	SEECO	John Wells 9-15 1-2H	3.125%	0.000%	0.000%	--
Conway	SEECO	McCoy 8-16 #1-1H	6.250%	5.000%	3.750%	--
Conway	SEECO	McCoy 8-16 #2-1H	6.250%	5.000%	3.750%	--
Conway	SEECO	McCoy 8-16 #3-1H	6.250%	5.000%	3.750%	--
Conway	SEECO	Polk 09-15 #1-30H	5.898%	5.561%	4.220%	1,614
Conway	SEECO	Polk 09-15 #2-30H	5.898%	5.561%	4.220%	1,966
Conway	SEECO	Salinas, Reyes 9-15 #1-20H	1.504%	0.000%	0.000%	--
Conway	SEECO	Salinas, Reyes 9-15 #2-20H	1.504%	0.000%	0.000%	--
Pope	Penn Virginia	Brown #1-33H	1.563%	1.250%	0.938%	--
Pope	Penn Virginia	Tackett #1-33H	1.563%	1.250%	0.938%	287
Van Buren	One TEC Oper.	Gunn #1-19H	2.246%	3.984%	2.988%	--
Van Buren	SEECO	Hillis #2-27H	0.000%	0.000%	0.781%	2,282
Van Buren	SEECO	Hillis #3-27H	0.000%	6.250%	6.250%	1,856
Van Buren	SEECO	Hillis 1-27	0.000%	6.250%	6.250%	880
Van Buren	SEECO	Jones 10-16 #1-33H	0.000%	3.125%	3.125%	2,156
Van Buren	SEECO	Jones 10-16 #2-33H	0.000%	3.125%	3.125%	1,879
Van Buren	SEECO	Jones 10-16 #3-33H	0.000%	3.125%	3.125%	1,411
Van Buren	SEECO	Koone-Hillis 10-16 #1-34H27	0.000%	2.377%	2.377%	1,477
Van Buren	SEECO	Love 10-12 #1-17H	5.840%	5.000%	3.750%	--
Van Buren	SEECO	Love 10-12 #2-17H	5.840%	5.000%	3.750%	--
Van Buren	SEECO	Nelon 9-13 #1-26H	0.781%	0.000%	0.000%	--
Van Buren	SEECO	Nelon 9-13 #2-26H	0.781%	0.000%	0.000%	--
Van Buren	SEECO	Quattlebaum #1-32H	0.781%	0.000%	0.000%	1,717
Van Buren	SEECO	Quattlebaum #2-32H	0.781%	0.000%	0.000%	1,090
Van Buren	SEECO	Robinson 9-13 #1-24H	1.953%	2.813%	2.109%	--
Van Buren	SEECO	Russell #1-33H	0.000%	6.250%	6.250%	1,145
Van Buren	SEECO	Russell #2-33H	0.000%	6.448%	6.423%	866
White	Chesapeake	Beals 8-7 #1-13H	0.781%	0.000%	0.000%	--
White	Chesapeake	Hays 8-6 #1-18H	0.781%	0.000%	0.000%	1,314
(1)	WI means the working interest owned by the operating partnership and subject to the Net Profits Interest.
(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Net Profits Interest.

Third quarter net earnings allocable to common units decreased 8.9% from $10,082,000 during 2006 to $9,181,000 during 2007.  First nine months common unit net earnings decreased 23.6% from $39,007,000 during 2006 to $29,784,000 during 2007.  The 2007 decrease from the third quarter 2006 net earnings is primarily the result of decreased oil and gas sales volumes and decreased gas sales prices.  The 2007 decrease from the first nine months of 2006 net earnings is primarily a result of decreased 2007 lease bonus revenues compared to 2006 which included $6,151,000 attributable to Arkansas transactions and decreased natural gas and oil sales volumes.

Net cash provided by operating activities increased 7.9% from $15,451,000 during the third quarter of 2006 to $16,675,000 during the third quarter of 2007 primarily due to abnormal natural gas liquid payments. Net cash provided by operating activities for the first nine months decreased 25.6% from $59,962,000 during 2006 to $44,583,000 during 2007.  The principal reasons for such decrease are timing of cash receipts, higher 2006 lease bonus revenues primarily related to Arkansas transactions and changes in production volumes.  See discussion above on net operating revenues for more details.

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

Expenses and Capital Expenditures

During 2007, depending upon rig availability, the operating partnership anticipates drilling one well in the Oklahoma Council Grove formation.  The operating partnership does not otherwise currently anticipate drilling additional wells as a working interest owner/operator in the Oklahoma or Kansas properties.  Successful activities by others or other developments could prompt a reevaluation of this position.  Present drilling and completion costs are estimated at $350,000 - $500,000 per well.  Such activities by the operating partnership could influence the amount we receive from the Net Profits Interests.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $17,427,000 at September 30, 2007 and $13,927,000 at December 31, 2006.

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

 Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the date of their evaluation of our disclosure controls and procedures.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 6, 2007		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: November 6, 2007		Chief Financial Officer

INDEX TO EXHIBITS
Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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