Form 10-K
period 2008-12-31
DORCHESTER MINERALS LP
filed 2009-02-26
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period from to

Commission File Number: 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-0551518
(State of incorporation)	(I.R.S. employer identification number)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $606,241,083 as of June 30, 2008, based on $31.80 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 26, 2009: 28,240,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2009 Annual Meeting of Unitholders to be held on May 13, 2009, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2008.

PART I

ITEM 1.	BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003 upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership, and Republic and Spinnaker were private Texas limited partnerships. Our common units are listed on the NASDAQ Global Select Market. American Stock Transfer & Trust Company is our registrar and transfer agent. Their address and telephone number is 59 Maiden Lane, New York, NY 10038, (800) 937-5449. Our executive offices are located at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, 75219-4541, and our telephone number is (214) 559-0300. We have established an Internet website at www.dmlp.net that only contains the last annual meeting presentation and a link to the NASDAQ website. You may obtain all current filings free of charge at the NASDAQ website by clicking “Real-Time SEC Filings.” We will provide electronic or paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) free of charge upon written request at our executive offices. In this report, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our general partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 20% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have an effective registration statement on Form S-4 registering 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, none of the 5,000,000 units have been issued.

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

Since 2004 the operating partnership has sold most of its natural gas production to a Williams entity (currently Williams Gas Marketing, Inc.) on a daily market price basis using a yearly contract that will continue through October 2009. The operating partnership frequently reviews alternative gas purchasers. We believe that the loss of Williams Power by the operating partnership or the loss of any single customer would not have a material adverse effect on us due to alternative purchasers.

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

Employees

As of February 26, 2009, the operating partnership had 18 full-time employees in our Dallas, Texas office and nine full-time employees in field locations.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Current declines in oil and gas prices which accompanied the recent economic downturn could have an adverse impact on our results of operations, cash flows, and distributions.

Oil and gas prices can be volatile and are currently low compared to the recent past. It is impossible to predict how long the prices will stay at this level, or if they will move up or down from the current level. In periods of low oil and gas prices, unrelated operators have been known to slow or curtail development of oil and gas production on our properties, which could reduce or delay production which we might otherwise realize. Reductions in production volumes and decreases in oil and gas prices directly reduce our cash flows and distributions to unitholders.

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

The timing and size of maintenance, development or exploration projects will depend on the market prices of oil and natural gas and on other factors beyond our control. Many of the decisions regarding implementation of such projects, including drilling or exploration on any unleased and undeveloped acreage, will be made by third parties. In addition, development possibilities in the Hugoton field are limited by the developed nature of that field and by regulatory restrictions.

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

The terms of the Net Profits Interests provide for excess costs that cannot be charged currently because they exceed current revenues to be accumulated and charged in future periods, which could result in us not receiving any payments under the Net Profits Interests until all prior uncharged costs have been recovered by the operating partnership.

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

Acreage Summary

The following table sets forth as of December 31, 2008, a summary of our gross and net, where applicable, acres of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	17	17	8	25
Number of Counties/Parishes	464	190	136	34	573
Gross Acres	2,258,860	616,580	208,386	33,518	3,119,341
Net Acres (where applicable)	348,521	—	—	—	348,521

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

The following table sets forth, as of December 31, 2008, the combined summary of total gross and net (where applicable) acres of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	106,055	7,797	Missouri	341	43
Arkansas	47,434	15,424	Montana	281,891	62,535
California	924	162	Nebraska	3,360	257
Colorado	22,880	1,424	New Mexico	42,410	2,276
Florida	88,832	24,249	New York	23,077	18,440
Georgia	3,676	1,024	North Dakota	293,251	36,933
Illinois	4,729	885	Oklahoma	230,880	15,871
Indiana	303	113	Pennsylvania	9,511	4,653
Kansas	13,981	2,385	South Dakota	14,408	1,266
Kentucky	1,995	553	Texas	1,637,832	137,656
Louisiana	131,125	2,286	Utah	5,937	200
Michigan	54,234	2,615	Wyoming	28,249	1,057
Mississippi	72,026	8,417

Leasing Activity

We received cash payments in the amount of $441,000 during 2008 attributable to lease bonus on 51 leases and 11 pooling elections in lands located in 24 counties and parishes in four states. These leases reflected bonus payments ranging up to $850/acre and initial royalty terms ranging up to 30%. Many of these leases contain additional overriding royalty interests and provisions for optional working interest participation in subsequent wells, back-in working interests after payout or escalating royalty terms.

We received cash payments in the amount of $32,000 during the fourth quarter of 2008 attributable to lease bonus on four leases of our interests in lands located in five counties and parishes in three states. These leases reflected bonus payments ranging up to $850/acre and initial royalty terms ranging up to 30%.

The following table sets forth a summary of leases and pooling elections consummated during 2006 through 2008.

	2008	2007	2006
Consummated Leases
Number	51	107	76
Number of States	4	6	7
Number of Counties	19	27	33
Average Royalty	25.0%	24.1%	25.5%
Average Bonus, $/acre	$398	$222	$528
Total Lease Bonus—cash basis	$441,000	$609,000	$7,377,000

Three leases were granted for no bonus consideration in 2008, which reflected royalty terms ranging from 22% to 30%. Average bonus and royalty terms reflected above include these three leases. Two leases were granted in 2008, which included (in addition to royalty or bonus) an overriding royalty interest, back-in working interest or optional working interest participation. Average royalty terms reflected above do not reflect these additional interests. Amounts reflected above may differ from our consolidated financial statements, which are presented on an accrual basis. Average royalty and average bonus exclude amounts attributable to pooling elections. Payments received for gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our consolidated financial statements in various categories including, but not limited to, other operating revenues and other income.

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

We own five separate Net Profits Interests, four of which were created in connection with the combination in 2003 and one immaterial deficit Net Profits Interest subsequently created. Three of these Net Profits Interests have been in a continuous profit status other than temporary deficits in that revenues have exceeded costs and cash payments have been made by the operating partnership to us each quarter. The purpose of such Net Profits Interests is to avoid the participation as a working interest or other cost-bearing owner that could result in unrelated business taxable income. Net profits interest payments are not considered unrelated business taxable income for tax purposes. The fourth Net Profits Interest, referred to as the Minerals NPI, has continuously had costs that exceed revenues. As of December 31, 2008, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the Minerals NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our general partner until the

Minerals NPI recovers the deficit amount. Once in profit status, we will receive the Net Profits Interest payments attributable to these properties. Our consolidated financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status. Consequently, net profits interest payments, production sales volumes and prices, and oil and gas reserves set forth in other portions of this annual report do not reflect amounts attributable to the Minerals NPI, which includes all of the operating partnership’s Fayetteville Shale working interest properties in Arkansas.

The following tables set forth cash receipts and disbursements, production volumes and reserves attributable to the Minerals NPI for the calendar years 2003 through 2008.

	Minerals NPI Cash Basis Results Year Ended December 31, (in Thousands)
	2003	2004	2005	2006	2007	2008	Total
	(11 mo.)
Cash received for revenue	$4	$1,007	$1,447	$2,487	$3,255	$6,016	$14,216
Cash paid for operating costs	5	146	249	452	521	853	2,226
Cash paid for development costs	316	1,218	1,086	1,691	2,635	5,683	12,629

Net cash (paid) received	$(317)	$(357)	$112	$344	$99	$(520)	$(639)

Cumulative NPI Deficit		$(674)	$(562)	$(218)	$(119)	$(639)

The revenue amounts, the production volumes, and the proved reserves presented include only properties producing revenue. The development cost amounts pertain to more properties than the properties producing revenue due to timing differences between operating partnership expenditures and oil and gas production and payments to the operating partnership. Amounts in the above table include budgeted capital expenditures of $905,000 at December 31, 2008.

	Minerals NPI Cash Basis Production Year ended December 31,
	2003	2004	2005	2006	2007	2008	Total
	(11 mo.)
Natural Gas mcf	259	138,398	126,167	190,903	291,278	418,743	1,165,748
Oil & Condensate bbl	101	5,014	9,434	17,447	19,662	22,480	74,138

Indicated Gas Price, $/mcf	$3.92	$5.96	$7.37	$7.26	$6.58	$8.55	$7.41
Indicated Oil/Condensate Price, $/bbl	$28.55	$36.05	$54.58	$61.05	$62.93	$100.98	$71.10

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

	Minerals NPI Reserves Year ended December 31,
	2003	2004	2005	2006	2007	2008
Proved Reserves (1)
Natural Gas (mmcf)	231	273	313	532	1,442	1,993
Oil & Condensate (mbbls)	5	7	32	46	34	65

Future Net Revenues ($ in thousands) (2)	$906	$1,352	$3,399	$4,309	$10,523	$9,341
Standardized Measure ($ in thousands)	$618	$1,033	$2,655	$3,405	$7,253	$6,533

(1)	All reserves are proved developed.
(2)	Based on year end pricing of oil and gas.

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

Acreage Summary

The following tables set forth, as of December 31, 2008, information concerning properties owned by the operating partnership and subject to the Net Profits Interests, including the Minerals NPI properties. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership’s interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Leasehold	Total
Number of States	11	1	6	12
Number of Counties/Parishes	58	1	13	64
Gross Acres	47,585	640	109,543	157,768
Net Acres	5,370	—	83,865	89,235

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	10,880	935	79,861	74,031	90,741	74,966
Kansas	640	20	7,035	7,035	7,675	7,055
Arkansas	679	308	19,787	2,637	20,466	2,945
All Others	36,026	4,107	2,860	162	38,886	4,269

Totals	48,225	5,370	109,543	83,865	157,768	89,235

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

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Acquisition costs	$—	$—	$—
Development costs (1)	5,795	3,821	1,963

Total	$5,795	$3,821	$1,963

(1)	The years ended December 31, 2006, 2007 and 2008 include $1,691,000, $2,647,000 and $5,698,000, respectively, attributable to NPIs not yet in pay status.

Productive Well Summary

The following table sets forth, as of December 31, 2008, the combined number of producing wells on the properties subject to the Net Profits Interests, including the Minerals NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	200	120.5
Kansas	20	20.0
All others	175	9.6

Total	395	150.1

(1)	Multiple well units operated by someone other than the operating partnership and in which we own Net Profits Interests are included as one gross well.

Drilling Activity

We received division orders for or otherwise identified 423 new wells completed on our Royalty Properties in 10 states during 2008. Forty-two new wells were completed and we identified six wells that were completed in prior years on our Net Profits Interests properties, all located in five states during 2008, with 21 additional wells in various stages of drilling or completion operations at year-end. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized below.

This table does not include wells drilled in the Fayetteville Shale trend as they are detailed in a subsequent discussion and table.

				DMLP NRI(2)	DMOLP		Test Rates per day
ST	County/Parish	Operator	Well Name		WI(1)	NRI(2)	Gas, mcf	Oil, bbls
AR	Logan	Highland Oil & Gas	Gregory #1-20		6.25%	6.25%	5,999
AR	Logan	Highland Oil & Gas	Gregory #2-20		6.25%	6.25%	4,390
AR	Logan	Highland Oil & Gas	Morris #1-20		6.25%	6.25%	3,028
MT	Richland	XTO Energy	Childers 24X-11		6.27%	4.39%		330
ND	Mountrail	EOG Resources	Risan #1-34H		6.97%	6.97%	308	817
OK	Ellis	Crusader Energy	Raiders #4-27H		3.75%	9.06%	732	192
OK	Roger Mills	ConocoPhillips	Ashley #8-5	1.87%			4,901
TX	Hidalgo	El Paso E & P Co.	Coates A-38	6.42%			1,821
TX	Hidalgo	El Paso E & P Co.	Coates A-39	6.42%			9,821
TX	Hidalgo	El Paso E & P Co.	Coates A-41	6.38%			1,577
TX	Hidalgo	El Paso E & P Co.	Coates A-42	6.38%			1,671
TX	Hidalgo	Dan A. Hughes Co.	Coates Dorchester “B” #1	6.25%	10%	8.25%	1,237
TX	Jackson	Chesapeake Operating	Kubecka #3	3.78%			4,734
TX	Jim Hogg	Safari Production Co. Inc.	Tommy R. Funk #1	10.24%			1,300
TX	Starr	Milagro Exploration	Cleopatra #9	1.63%			7,085
TX	Starr	El Paso E & P Co.	Cow Creek Corp. #3	10.24%			14,812
TX	Starr	Ascent Operating	Garza Hitchcock #12	2.65%			10,346
TX	Starr	El Paso E & P Co.	Guerra - USA “D” #16	8.19%			5,857
TX	Starr	El Paso E & P Co.	Guerra - USA “D” #15	8.19%			2,088

(1)	WI means the working interest owned by the operating partnership and subject to the Net Profits Interest.

(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Net Profits Interest.

Additional information concerning selected recent activity is summarized below:

Fayetteville Shale Trend of Northern Arkansas—We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. One hundred twenty-nine wells have been permitted on the lands as of December 31, 2008, of which the operating partnership has an interest in 86. In total, 106 wells had been spud, 85 had been completed as producers and 20 were in various stages of drilling or completion operations. Wells that have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number. Available test results for wells completed in 2008, along with ownership interests owned by us and interests owned by the operating partnership subject to the Minerals NPI, are summarized in the following table.

			DMLP NRI(2)	DMOLP		Gas Test Rates Mcf per day
County	Operator	Well Name		WI(1)	NRI(2)
Conway	SEECO	Green Bay Packaging 9-15 #4-29H30	2.099%	1.968%	1.502%	5,093
Conway	SEECO	Jerome Carr 9-15 #3-31H	2.189%	3.796%	2.847%	3,847
Conway	SEECO	Polk 9-15 #3-30H	5.930%	5.561%	4.245%	4,173
Conway	SEECO	Salinas, Reyes 9-15 #1-20H	1.504%	0.000%	0.000%	5,429
Van Buren	SEECO	Crow 10-15 #4-28H33	0.000%	5.306%	5.285%	2,882
Van Buren	SEECO	Handy 10-12 #1-18H	2.971%	6.344%	4.758%	2,392
Van Buren	SEECO	Handy 10-12 #2-18H	2.971%	6.344%	4.758%	3,328
Van Buren	SEECO	Howard Family Trust 10-12 #1-9H	2.344%	4.375%	3.281%	2,574
Van Buren	SEECO	Kenneth Williams 10-15 #1-25H	1.563%	1.250%	0.938%	3,511
Van Buren	SEECO	Love 10-12 #3-17H16	3.442%	5.052%	3.793%	1,618
Van Buren	SEECO	Robinson 9-13 #2-24H	1.786%	2.912%	2.194%	2,614
Van Buren	SEECO	Rothwell 9-12 #1-15H	1.953%	2.813%	2.109%	2,153
Van Buren	SEECO	Thacker 9-12 #1-21H	2.343%	4.375%	3.281%	1,999

(1)	WI means the working interest owned by the operating partnership and subject to the Minerals NPI.

(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Minerals NPI.

Set forth below is a summary of all permitting, drilling and completion activity through December 31, 2008 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI, which is currently in deficit status.

	2004	2005	2006	2007	Q1 2008	Q2 2008	Q3 2008	Q4 2008	Total
New Well Permits	1	2	11	36	18	26	14	21	129
Wells Spud	0	1	9	33	12	17	21	13	106
Wells Completed	0	1	5	23	10	17	12	17	85
Royalty Wells in Pay Status (1)	0	0	0	6	5	8	10	7	36

(1)	Wells in Pay Status means wells for which revenue was initially received during the indicated period.

Our estimated proved reserves as of December 31, 2008, include reserves attributable to our royalty interest in 70 wells totaled 1.37 bcf. Proved reserves attributable to working interests owned by the operating partnership totaled 1.51 bcf in 45 wells. These estimates only include wells for which test rates have been obtained.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $1,870,000 in 2008 from 35 wells. Net cash receipts for the Minerals NPI properties attributable to interests in these lands totaled $1,977,000 in 2008 from 70 wells. Fourth quarter net cash receipts for the Royalty Properties and the Minerals NPI properties totaled $484,000 from 35 wells and $499,000 from 68 wells, respectively.

Horizontal Bakken, Williston Basin—We own varying undivided perpetual mineral interests totaling 70,390/7,602 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Operators active in this area include Continental Resources, EOG Resources, Hess Corporation and Marathon Oil Company. There have been a total of 64 wells permitted on these lands as of December 31, 2008 with 36 completed as producers. In all cases we have elected not to lease our lands and not to pay our share of well costs, thus becoming a non-consenting mineral owner. According to North Dakota law, non-consenting owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs. Once 150% payout occurs, the working interest will be owned by the operating partnership and subject to the Minerals NPI. Non-consenting owners are not entitled to well data other than public information available from the North Dakota Industrial Commission.

As of December 31, 2008, three wells had achieved 150% payout. One of these wells, the Risan 1-34H, is located in the Parshall field and operated by EOG Resources. The well initially tested at a rate of 817 barrels of oil and 308 mcf of gas per day. Our independent reserve engineers estimate gross ultimate reserves of 480,000 barrels of oil and 0.2 bcf of gas. At year-end the estimated remaining reserves were 279,000 barrels of oil and 0.1 bcf of gas. The operating partnership owns a 6.97% net revenue interest in this well.

Set forth below is a summary of all permitting, drilling and completion activity through December 31, 2008 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI, which is currently in a deficit status.

	2004	2005	2006	2007	Q1 2008	Q2 2008	Q3 2008	Q4 2008	Total
New Well Permits	2	1	0	15	8	16	15	7	64
Wells Spud	1	1	0	11	2	10	10	9	44
Wells Completed	1	1	0	7	5	4	12	6	36
Wells in Pay Status (1)	0	0	0	0	0	2	1	0	3

(1)	Wells in Pay Status means wells for which revenue was initially received during the indicated period.

Bob West Field, Hidalgo County, Texas—We own varying undivided mineral interests in several thousand acres in the Bob West Field area of western Starr County, Texas. A portion of this acreage has been leased and is currently operated by El Paso Exploration and Production Company. Recent development on these lands resulted in several high rate wells that impacted our production volumes and reserves. The Cow Creek Corporation #3 well was drilled to a depth of 15,080 feet and completed in June 2008 with an initial test rate of 14,812 mcf per day. Gross ultimate gas reserves of 8.0 bcf have been assigned to this well and we own a 10.24% net revenue interest. The Guerra USA D #15 was drilled to a depth of 13,185 feet and completed in March 2008 with an initial test rate of 2,088 mcf per day. The Guerra USA D #16 was drilled to a depth of 16,100 feet and completed in October 2008 with an initial test rate of 5,857 mcf per day. We own an 8.19% net revenue interest in these wells. As of December 31, 2008, one additional well was waiting on completion and another location was permitted.

Appalachian Basin—We own varying undivided perpetual mineral interests in approximately 31,000/22,000 gross/net acres in 19 counties in southern New York and northern Pennsylvania. Approximately 75% of these net acres are located in eastern Allegany and western Steuben Counties, New York, an area which some industry press reports suggest may be prospective for gas production from unconventional reservoirs, including the Marcellus Shale. We continue to monitor industry activity and encourage dialogue with industry participants to determine the proper course of action regarding our interests in this area.

Oil and Natural Gas Reserves

The following table reflects the Partnership’s proved developed and total proved reserves, future net revenues and Standardized Measure at December 31, 2006, 2007 and 2008. The reserves and future net revenues are based on the reports of the independent petroleum engineering consulting firms of Calhoun, Blair & Associates and Huddleston & Co., Inc. Other than those filed with the SEC, our estimated proved reserves have not been filed with or included in any reports to any federal agency.

	2008			2007			2006
	Royalty Properties	Net Profits Interest(1)	Total	Royalty Properties	Net Profits Interest(1)	Total	Royalty Properties	Net Profits Interest(1)	Total
Proved reserves
Natural gas (mmcf)	32,028	28,949	60,977	29,555	31,700	61,255	31,363	34,435	65,798
Oil (mbbls)	3,514	56	3,570	3,501	65	3,566	3,727	75	3,802
Future net revenues
($, in thousands)	$269,995	$74,598	$344,593	$483,262	$121,503	$604,765	$344,893	$113,682	$458,575
Standardized Measure (2)
($, in thousands)	$138,100	$51,384	$189,484	$233,513	$82,854	$316,367	$169,260	$76,899	$246,159

(1)	Reserves, revenues and present values reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.

(2)	We do not reflect a federal income tax provision since our partners include the income of our Partnership in their respective federal income tax returns.

Currently, proved oil and gas reserves means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Please see the Glossary for the current definition of proved reserves. However, the SEC recently adopted final rules amending its oil and gas reporting requirements. See “Notes to Consolidated Financial Statements—Note 6—Unaudited Oil and Natural Gas Reserve and Standardized Measure Information” for additional information.

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

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. At present, the litigation awaits result of the appeal to the Oklahoma Supreme Court. An adverse appellate decision could reduce amounts we receive from the Net Profits Interests.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

No matters were submitted to a vote of unitholders during the fourth quarter of the year ended December 31, 2008.

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

	2008		2007
	High	Low	High	Low
First Quarter	$22.00	$18.70	$23.10	$20.52
Second Quarter	$36.49	$20.65	$24.05	$21.27
Third Quarter	$35.84	$19.24	$24.09	$18.50
Fourth Quarter	$24.00	$14.80	$23.45	$19.00

As of December 31, 2008, there were 12,146 common unitholders.

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

Unitholder cash distributions per common unit for the past four years have been:

	Per Unit Amount
	2008	2007	2006	2005
First Quarter	$0.572300	$0.461146	$0.729852	$0.481242
Second Quarter	$0.769206	$0.473745	$0.778120	$0.514542
Third Quarter	$0.948472	$0.560502	$0.516082	$0.577287
Fourth Quarter	$0.542081	$0.514625	$0.478596	$0.805543

These distributions were paid on 28,240,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2009.

Please see “Fourth Quarter 2008 Distribution Indicated Price” discussion contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2008 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2003, through December 31, 2008. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2008	2007	2006	2005	2004
Total operating revenues	$89,925	$65,365	$74,927	$79,832	$57,028
Depreciation, depletion and amortization	14,739	15,567	18,470	20,858	20,795
Net earnings (loss)	66,783	43,048	50,210	52,775	30,076
Net earnings (loss) per unit	2.30	1.48	1.72	1.82	1.07
Cash distributions (1)	81,648	57,401	82,295	58,028	47,701
Cash distributions per unit (1)	2.80	1.97	2.83	2.00	1.70
Total assets	139,562	154,251	168,429	200,830	206,173
Total liabilities	980	804	629	945	1,035
Partners’ capital	138,582	153,447	167,800	199,885	205,138

(1)	Because of depletion (which is usually higher in the early years of production), a portion of every distribution of revenues from properties represents a return of a limited partner’s original investment. Until a limited partner receives cash distributions equal to his original investment, in certain circumstances, 100% of such distributions may be deemed to be a return of capital. Cash distributions by year exclude the fourth quarter distribution declared in January of the following year, but include the prior year fourth quarter distribution declared in January of the current year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2008 Overview

2008 was a strong year for us, both financially and operationally. Significant results include the following:

•	Net income of $66.8 million;

•	Distributions of $79.2 million to our limited partners;

•	Identified 423 new wells located on our Royalty Properties in 10 states;

•	Identified 48 new wells located on our Net Profits Interest Properties in five states; and

•	Consummated 62 leases of our mineral interest in undeveloped properties located in 24 counties and parishes in four states.

Critical Accounting Policies

We utilize the full cost method of accounting for costs related to our oil and gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any book or market value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. No impairments have been recorded since 2003.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which permits a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 for the fiscal year beginning January 1, 2008 with no material impact on our consolidated financial statements. We will adopt the delayed portion for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis beginning January 1, 2009. We do not anticipate a material impact on our consolidated financial statements for this delayed portion.

In December 2007, the FASB issued Statement of Financial Accounting Standards 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We are required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. The adoption will not have an immediate impact on our consolidated financial statements.

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,505,000	$225,000	$465,000	$489,000	$326,000

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

	Years Ended December 31,
	2008	2007	2006
Accrual Basis Sales Volumes:
Royalty Properties Gas Sales (mmcf)	4,003	3,623	3,949
Royalty Properties Oil Sales (mbbls)	301	300	329
Net Profits Interests Gas Sales (mmcf)	3,877	4,133	4,521
Net Profits Interests Oil Sales (mbbls)	12	16	15

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$8.25	$6.64	$6.46
Royalty Properties Oil Sales ($/bbl)	$96.02	$67.75	$59.89
Net Profits Interests Gas Sales ($/mcf)	$8.58	$6.63	$6.28
Net Profits Interests Oil Sales ($/bbl)	$98.76	$62.40	$52.68
Accrual Basis Production Costs Deducted under the Net Profits Interests ($/mcfe) (1)	$1.89	$1.99	$1.57

(1)	Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes prices.

Comparison of the twelve-month periods ended December 31, 2008, 2007 and 2006

Royalty Properties’ oil sales volumes decreased 8.8% from 329 mbbls during 2006 to 300 mbbls during 2007 because of significant declines from anomalously high production rates in the T-Patch field during early 2006. Royalty Properties’ oil sales volumes were virtually unchanged during 2008 compared to 2007. Royalty Properties’ gas sales volumes decreased 8.3% from 3,949 mmcf during 2006 to 3,623 mmcf during 2007 and then increased 10.5% to 4,003 mmcf during 2008. The changes in natural gas sales volumes were primarily attributable to weather-related problems that negatively affected production in the first quarter and portions of the second quarter of 2007 along with the results of new drilling activity on the Royalty Properties during 2008 and to a lesser degree the contribution of natural gas liquids and plant products to natural gas equivalent volumes.

Net Profits Interests properties’ oil sales volumes increased 6.7% from 15 mbbls during 2006 to 16 mbbls during 2007 and then decreased 25% to 12 mbbls during 2008, primarily due to an operator’s adjustments to production from prior periods. Net Profits Interests properties’ gas sales volumes decreased 8.6% from 4,521 mmcf during 2006 to 4,133 mmcf during 2007 and subsequently decreased 6.2% to 3,877 mmcf in 2008 principally as a result of natural reservoir depletion in the Guymon-Hugoton field in Oklahoma.

Weighted average oil sales prices attributable to the Royalty Properties increased 13.1% from $59.89 per bbl in 2006 to $67.75 per bbl in 2007 and subsequently increased 41.7% to $96.02 per bbl in 2008. Royalty Properties’ weighted average gas sales prices increased 2.8% from $6.46 per mcf during 2006 to $6.64 per mcf during 2007 and then increased 24.2% to $8.25 per mcf during 2008. Weighted average Net Profits Interests properties’ gas sales prices increased 5.6% from $6.28 per mcf during 2006 to $6.63 per mcf during 2007 and then increased 29.4% to $8.58 per mcf in 2008. Net Profits Interests properties’ weighted average oil sales prices increased 18.5% from $52.68 per bbl during 2006 to $62.40 per bbl during 2007 followed by an increase of 58.3% to $98.76 per bbl in 2008. All such fluctuations resulted from changing market conditions. Additionally, natural gas prices reflect a natural gas liquid payment received in the second quarter of 2008 that related to prior year production, and an additional amount of approximately $2.3 million for 2008 production is anticipated to be received during the first quarter of 2009. The accrued 2009 natural gas liquid payment of $0.59/mcf is included in the $8.58/mcf for 2008. The natural gas liquids payments are based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015. Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment. In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued. Only immaterial amounts were received prior to 2007.

Our 2008 operating revenues increased 37.6% from $65,365,000 during 2007 to $89,925,000 primarily as a result of increased oil and natural gas prices during the 2008 summer months along with a 2007 natural gas liquids payment received during the first half of 2008 and an accrued natural gas liquid payment expected during the first half of 2009. Our 2007 operating revenues decreased 12.8% from $74,927,000 during 2006 to $65,365,000 primarily as a result of decreased lease bonus revenue from 2006, which included an unusual amount of lease bonus income attributable to the Fayetteville Shale transaction.

General and administrative (“G&A”) costs increased 10.4% from $3,591,000 in 2007 to $3,965,000 in 2008 due to increased costs related to, among other things, increased number of unitholder accounts and ongoing modernizing of land records begun in mid-2007. G&A costs increased 17.4% from $3,058,000 in 2006 to $3,591,000 in 2007 due to increased costs related to, among other things, increased number of unitholder accounts, modernizing of land records, and outsourcing of royalty revenue processing activities during mid-2006.

Depletion and amortization decreased from $18,470,000 in 2006 to $15,567,000 in 2007 and to $14,739,000 in 2008, primarily as a result of a lower depletable base due to the effects of previous depletion and upward revisions in oil and gas reserve estimates. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

Net cash provided by operating activities decreased 19.7% from $72,783,000 during 2006 to $58,432,000 during 2007 due primarily to the effects of the unusual amount of Fayetteville Shale lease bonus during 2006 and the timing of cash receipts. Net cash provided increased 41.9% to $82,908,000 during 2008 primarily due to increased oil and gas prices during the second and third quarters along with abnormal gas liquid payments. See discussion of operating revenues above for more details.

Texas Margin Tax

During 2006, the Texas Legislature passed H.B. 3, which is a new tax system, commonly referred to as the Texas margin tax. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection. The effective date of the Texas margin tax was January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter.

Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” We believe our Partnership meets the requirements for being considered a “passive entity” for Texas margin tax purposes and, therefore, it is exempt from the Texas margin tax. If exempt from tax at the Partnership level as a passive entity, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Partnership revenues in its own Texas margin tax computation. Such revenues would be sourced to the State of Texas under Texas comptroller guidance that provides such income is sourced according to the principal place of business of the Partnership.

Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state income, franchise and Texas margin tax returns.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flow from the Net Profits Interests and the Royalty Properties. We are not directly liable for the payment of any exploration, development or production costs. We do not have any transactions, arrangements or other relationships that could materially affect our liquidity or the sustainability of capital resources.

Pursuant to the terms of our partnership agreement, we cannot incur indebtedness, other than trade payables, (i) in excess of $50,000 in the aggregate at any given time or (ii) which would constitute “acquisition indebtedness” (as defined in Section 514 of the Internal Revenue Code of 1986, as amended).

Our only cash requirements are the distributions of all our net cash flow to our unitholders, the payment of oil and gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since many of these expenses vary directly with oil and natural gas prices and sales volumes, such as production taxes, we anticipate that sufficient funds will be available at all times for payment of these expenses. Of the expenses that do not vary with oil and gas prices and sales volumes, most are reimbursements to our General Partner for allocable general and administrative costs including home office rent, salaries, and employee benefit plans. Such reimbursements are generally limited to 5% of an amount primarily based on annual distributions to our limited partners. Historically, all such reimbursements have been substantially below the 5% limit established by the Partnership Agreement. Consequently, even during the recent economic downturn, our business risks are essentially limited to distribution amount decreases. See “Item 1. Business—Credit Facilities and Financing Plans.” See “Item 1A. Risk Factors—Risks Related to our Business—Current declines in oil and gas prices which accompanied the recent economic downturn, could have an adverse impact on our results of operations, cash flows and distributions.” and “Cash distributions are affected by production and other costs, some of which are outside of our control.” “See “Item 1A. Risk Factors—Risks Inherent In An Investment In Our Common Units—Cost reimbursement due our general partner may be substantial and reduce our cash available to distribute to our unitholders.” See “Notes to Consolidated Financial Statements—Note 3—Related Party Transactions.”

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to unitholders.

Expenses and Capital Expenditures

During 2008 the operating partnership completed one well in the Oklahoma Council Grove formation at a cost of approximately $461,000. The well initially produced 130 mcf per day and currently produces 60 mcf per day of gas and 12 bbls per day of water. Also, during 2008 the operating partnership perforated and recompleted three wells in the Oklahoma Guymon-Hugoton field at costs ranging from $29,000 to $72,000. Production rate increases per well were 29 to 40 mcf per day and 61 to 85 mcf per day with one well unchanged.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $16,211,000 for 2008, $15,001,000 for 2007, and $13,927,000 for 2006.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2007 through December 2008 were as follows:

					$ in Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2007	4th	January 25, 2008	February 4, 2008	$0.514625	$14,533	$463
2008	1st	April 21, 2008	May 1, 2008	0.572300	16,162	504
2008	2nd	July 21, 2008	August 1, 2008	0.769206	21,723	636
2008	3rd	October 20, 2008	November 3, 2008	0.948472	26,785	842

Total distributions paid in 2008					$79,203	$2,445

2008	4th	January 26, 2009	February 5, 2009	$0.542081	$15,309	$520

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of our Net Profits Interests net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests. The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made Net Profits Interests payments to us totaling $27,370,000 during October 2007 through September 2008, which payments reflected 96.97% of total net proceeds of $28,226,000 realized from September 2007 through August 2008. Net proceeds realized by the operating partnership during September through November 2008 were reflected in Net Profits Interests payments made during October through December 2008. These payments were included in the fourth quarter distribution paid in early 2009 and are excluded from this 2008 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2007 through September 2008 were $54,278,000, of which $52,107,000 (96%) was distributed to the limited partners and $2,171,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2008 became part of the fourth quarter distribution paid in early 2009, which is excluded from this 2008 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2007 through September 2008 demonstrates the method.

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$—	$2,171
96% of Net Cash Receipts from Royalty Properties	52,107	—
1% of Net Profits Interests Paid to our Partnership	—	274
99% of Net Profits Interests Paid to our Partnership	27,096	—

Total Distributions	$79,203	$2,445

Operating Partnership Share (3.03% of Net Proceeds)	—	855

Total General Partner Share		$3,300

% of Total	96%	4%

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

During the period October 2007 through September 2008, our Partnership’s quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership’s only significant cash reserves that influenced quarterly payments were $1,165,000 for ad valorem taxes. Additionally, certain production costs under the Net Profits Interests calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are pension contributions and payroll taxes. These amounts generally are not held for periods over one year.

Fourth Quarter 2008 Distribution Indicated Price

In an effort to provide information concerning prices of oil and gas sales that correspond to our quarterly distributions, management calculates the weighted average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable. This “indicated price” does not necessarily reflect the contractual terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between the Partnership’s cash receipts and the timing of the production of oil and gas may be described generally, actual cash receipts may be materially impacted by purchasers’ release of suspended funds and by prior period adjustments.

Cash receipts attributable to the Partnership’s Royalty Properties during the 2008 fourth quarter totaled $13,368,000. These receipts generally reflect oil sales during September through November 2008 and gas sales during August through October 2008. The weighted average indicated prices for oil and gas sales during the 2008 fourth quarter attributable to the Royalty Properties were $84.68/bbl and $7.02/mcf.

Cash receipts attributable to the Partnership’s Net Profits Interests during the 2008 fourth quarter totaled $3,777,000. These receipts generally reflect oil and gas sales from the properties underlying the Net Profits Interests during August through October 2008. The weighted average indicated price for gas sales during the 2008 fourth quarter attributable to the Net Profits Interests was $5.40/mcf. Due to the small amount of oil production, the weighted average indicated price for oil sales during the fourth quarter of $173.53 was highly distorted by an operator’s adjustments to production from prior periods.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2008, the limitation was substantially in excess of the reimbursement amounts actually paid or accrued.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over external financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework. Based on the results of this evaluation, Management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

(1)	See the Index to Consolidated Financial Statements on page F-1.
(2)	No schedules are required.
(3)	Exhibits.

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.2	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.3	Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.4	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.5	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.6	Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.7	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.8	Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.9	Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.11	Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.12	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.13	Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.14	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.15	Certificate of Limited Partnership of Dorchester Minerals Acquisition LP (incorporated by reference to Exhibit 3.15 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2004)

Number	Description
3.16	Agreement of Limited Partnership of Dorchester Minerals Acquisition LP (incorporated by reference to Exhibit 3.16 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

3.17	Certificate of Incorporation of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.17 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended September 30, 2004)

3.18	Bylaws of Dorchester Minerals Acquisition GP, Inc. (incorporated by reference to Exhibit 3.18 to Dorchester Minerals’ Report on form 10-Q for the quarter ended September 30, 2004)

10.1	Amended and Restated Business Opportunities Agreement dated as of December 13, 2001 by and between the Registrant, the General Partner, Dorchester Minerals Management GP LLC, SAM Partners, Ltd., Vaughn Petroleum, Ltd., Smith Allen Oil & Gas, Inc., P.A. Peak, Inc., James E. Raley, Inc., and certain other parties (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Report on Form 10-Q for the quarter ended June 30, 2004)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Calhoun, Blair & Associates

23.3*	Consent of Huddleston & Co., Inc.

31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

*	Filed herewith

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

“Payout” or “Back-in” occurs when the working interest owners who participate in the costs of drilling and completing a well recoup the costs and expenses, or a multiple of the costs and expenses, of drilling and completing that well. Only then are the owners who chose not to contribute to these initial costs entitled to participate with the other owners in production and share in the expenses and revenues associated with the well. The reversionary interest or back-in interest of an owner similarly occurs when the owner becomes entitled to a specified share of the working or overriding royalty interest when specified costs have been recovered from production.

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

Date: February 26, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 26, 2009	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: February 26, 2009

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: February 26, 2009	Buford P. Berry Manager Date: February 26, 2009

/s/ Preston A. Peak	/s/ C. W. Russell
Preston A. Peak Manager Date: February 26, 2009	C. W. Russell Manager Date: February 26, 2009

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 26, 2009	Robert C. Vaughn Manager Date: February 26, 2009

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited Dorchester Minerals, L.P.’s (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows, and changes in partnership capital for each of the three years then ended, and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Grant Thornton LLP

Dallas, Texas

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in partnership capital for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Grant Thornton LLP

Dallas, Texas

February 26, 2009

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in Thousands)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,211	$15,001
Trade and other receivables	5,053	7,053
Net profits interests receivable—related party	4,428	3,576

Total current assets	25,692	25,630

Other non-current assets	19	19

Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	291,818	291,830
Accumulated full cost depletion	(178,272)	(163,582)

Total	113,546	128,248

Leasehold improvements	512	512
Accumulated amortization	(207)	(158)

Total	305	354

Net property and leasehold improvements	113,851	128,602

Total assets	$139,562	$154,251

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$733	$517
Current portion of deferred rent incentive	39	39

Total current liabilities	772	556
Deferred rent incentive less current portion	208	248

Total liabilities	980	804

Commitments and contingencies (Note 4)
Partnership capital:
General partner	5,971	6,417
Unitholders	132,611	147,030

Total partnership capital	138,582	153,447

Total liabilities and partnership capital	$139,562	$154,251

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands, except per unit amounts)

	2008	2007	2006
Operating revenues:
Royalties	$61,973	$44,398	$45,171
Net profits interests	27,441	20,347	22,298
Lease bonus	441	575	7,418
Other	70	45	40

Total operating revenues	89,925	65,365	74,927

Costs and expenses:
Production taxes	2,792	2,093	2,238
Operating expenses	1,980	1,774	1,820
Depreciation, depletion and amortization	14,739	15,567	18,470
General and administrative expenses	3,965	3,591	3,058

Total costs and expenses	23,476	23,025	25,586

Operating income	66,449	42,340	49,341

Other income, net	334	708	869

Net earnings	$66,783	$43,048	$50,210

Allocation of net earnings:
General Partner	$1,999	$1,274	$1,520

Unitholders	$64,784	$41,774	$48,690

Net earnings per common unit (basic and diluted)	$2.30	$1.48	$1.72

Weighted average common units outstanding (000’s)	28,240	28,240	28,240

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands)

	2008	2007	2006
Cash flows from operating activities:
Net earnings	$66,783	$43,048	$50,210
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	14,739	15,567	18,470
Write-off related to unsuccessful acquisition	62	57	—
Amortization of deferred rent	(40)	(39)	(39)
Changes in operating assets and liabilities:
Trade and other receivables	2,000	(965)	1,527
Net profits interests receivable—related party	(852)	550	2,870
Prepaid expenses	—	—	22
Accounts payable and other current liabilities	216	214	(277)

Net cash provided by operating activities	82,908	58,432	72,783

Cash flows from investing activities:
Proceeds from note receivable—related party	—	55	50
Capital expenditures	(50)	(12)	—

Net cash (used in) provided by investing activities	(50)	43	50

Cash flows from financing activities:
Distributions paid to partners	(81,648)	(57,401)	(82,295)

Increase (decrease) in cash and cash equivalents	1,210	1,074	(9,462)
Cash and cash equivalents at beginning of year	15,001	13,927	23,389

Cash and cash equivalents at end of year	$16,211	$15,001	$13,927

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands)

Year	General Partner	Unitholders	Total
2006
Balance at January 1, 2006	$7,663	$192,222	$199,885
Net earnings	1,520	48,690	50,210
Distributions ($2.829597 per Unit)	(2,386)	(79,909)	(82,295)

Balance at December 31, 2006	6,797	161,003	167,800

2007
Net earnings	1,274	41,774	43,048
Distributions ($1.973989 per Unit)	(1,654)	(55,747)	(57,401)

Balance at December 31, 2007	6,417	147,030	153,447

2008
Net earnings	1,999	64,784	66,783
Distributions ($2.804603 per Unit)	(2,445)	(79,203)	(81,648)

Balance at December 31, 2008	$5,971	$132,611	$138,582

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Principles of Consolidation—The consolidated financial statements include the accounts of Dorchester Minerals, L.P., Dorchester Minerals Oklahoma, LP, Dorchester Minerals Oklahoma GP, Inc., Dorchester Minerals Acquisition LP, and Dorchester Minerals Acquisition GP, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The discounted present value of our proved oil and gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of oil and natural gas reserves based on the same information. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to earnings. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion. See the discussion under Property and Equipment.

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

Cash and Cash Equivalents—Our principal banking is with major financial institutions. Cash balances in these accounts may, at times, exceed federally insured limits. We have not experienced any losses in such cash accounts and do not believe we are exposed to any significant risk on cash and cash equivalents. Short term

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

investments with a maturity of three months or less are considered to be cash equivalents and are carried at cost, which approximates fair value. Other income includes interest earned on short term investments of $329,000, $578,000, and $696,000 in 2008, 2007, and 2006, respectively.

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

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and gas reserves. Gains and losses are recognized upon the disposition of oil and gas properties involving a significant portion (greater than 25%) of our Partnership’s reserves. Proceeds from other dispositions of oil and gas properties are credited to the full cost pool. No gains or losses have been recorded for 2008, 2007 or 2006.

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

December 31, 2008, 2007 and 2006

have used the original lease term, excluding renewal option periods to determine useful life. Deferred rent incentive is being amortized to general and administrative expense over the same term as the leasehold improvements, which is 10 years.

Asset Retirement Obligations—Based on the nature of our property ownership, we have no material obligation required to be recorded.

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

Income Taxes—We are treated as a partnership for income tax purposes and, as a result, our income or loss is includible in the tax returns of the individual unitholders. Unitholders should consult tax advisors concerning their own tax situation. Depletion of oil and natural gas properties is an expense allowable to each individual partner, and the depletion expense as reported on the consolidated financial statements will not be indicative of the depletion expense an individual partner or unitholder may be able to deduct for income tax purposes.

During 2006, the Texas Legislature passed H.B. 3, which is a new tax system, commonly referred to as the Texas margin tax. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection. The effective date of the Texas margin tax was January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter.

Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” We believe our Partnership meets the requirements for being considered a “passive entity” for Texas margin tax purposes and, therefore, it is exempt from the Texas margin tax. If exempt from tax at the Partnership level as a passive entity, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Partnership revenues in its own Texas margin tax computation. Such revenues would be sourced to the State of Texas under Texas comptroller guidance that provides such income is sourced according to the principal place of business of the Partnership.

Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state income, franchise and Texas margin tax returns.

New Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which permits a one year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 for the fiscal year beginning January 1, 2008 with no material impact on our consolidated financial statements. We will adopt the delayed portion for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis beginning January 1, 2009. We do not anticipate a material impact on our consolidated financial statements for this delayed portion.

In December 2007, the FASB issued Statement of Financial Accounting Standards 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We are required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. The adoption will not have an immediate impact on our consolidated financial statements.

2.	Acquisitions

We have an effective registration statement on Form S-4 registering 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, none of the 5,000,000 units have been issued.

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

	In Thousands
From/To Operating Partnership	2008	2007	2006
Net Profits Interests Payments Receivable or Accrued (1)	$4,428	$3,576	$4,126
Note Receivable	$—	$—	$55
Interest Income related to Net Profits Interests Payments	$1	$1	$8
General & Administrative Amounts Payable	$146	$52	$40
General & Administrative Amounts Accrued	$58	$31	$23
Total General & Administrative Amounts	$2,690	$2,365	$2,088

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

Less than $15,000 in fees for legal services were paid in 2008, 2007 and 2006 to a family member of a member of our executive management.

4.	Commitments and Contingencies

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the Net Profits Interests amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. At present, the litigation awaits result of the appeal to the Oklahoma Supreme Court. An adverse appellate decision could reduce amounts we receive from the Net Profits Interests.

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Operating Leases—We have entered into a non-cancelable, renewable at prevailing rate for an additional five years, operating lease agreement in the ordinary course of our business activities. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2015. Rental expense related to the lease, including operating expenses and consumption of electricity, was $200,000, $199,000, and $174,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The base rent escalates in October 2010. Minimum rental commitments under the terms of our operating lease are as follows:

Years Ended December 31,	Minimum Payments
2009	$225,000
2010	228,000
2011	237,000
2012	240,000
2013	249,000
Thereafter	326,000

Total	$1,505,000

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

5.	Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:

	Per Unit Amount
	2008	2007	2006
First Quarter	$0.572300	$0.461146	$0.729852
Second Quarter	$0.769206	$0.473745	$0.778120
Third Quarter	$0.948472	$0.560502	$0.516082
Fourth Quarter	$0.542081	$0.514625	$0.478596

Distributions were paid on 28,240,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2009.

6.	Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The Net Profits Interests represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 573 counties and parishes in 25 states. Amounts set forth herein attributable to the Net Profits Interests reflect our 96.97% net share. Although new discoveries have occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2008 that would have a material effect on our estimated proved developed reserves.

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

December 31, 2008, 2007 and 2006

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

Summary of Changes in Proved Reserves

	Oil (mbbl)			Natural Gas (mmcf)
	2008	2007	2006	2008	2007	2006
Estimated quantity, beginning of year	3,566	3,802	4,029	61,255	65,798	66,299
Purchase of minerals in place	—	—	—	—	—	—
Revisions in previous estimates	317	80	117	8,070	3,721	8,467
Production	(313)	(316)	(344)	(8,348)	(8,264)	(8,968)

Estimated quantity, end of year	3,570	3,566	3,802	60,977	61,255	65,798

Standardized Measure of Discounted Future Net Cash Flows

(Dollars in Thousands)

	2008	2007	2006
Future estimated gross revenues	$361,974	$636,734	$482,053
Future estimated production costs	(17,381)	(31,969)	(23,478)

Future estimated net revenues	344,593	604,765	458,575
10% annual discount for estimated timing of cash flows	(155,109)	(288,398)	(212,416)

Standardized measure of discounted future estimated net cash flows	$189,484	$316,367	$246,159

Sales of oil and natural gas produced, net of production costs	$(84,642)	$(60,877)	$(63,410)
Net changes in prices and production costs	(102,401)	87,896	(71,241)
Revisions of previous quantity estimates	22,935	16,083	25,458
Accretion of discount	31,637	24,616	34,368
Change in production rate and other	5,588	2,490	(22,697)

Net change in standardized measure of discounted future estimated net cash flows	$(126,883)	$70,208	$(97,522)

Depletion of oil and natural gas properties (dollars per mcfe)	$1.44	$1.53	$1.67

Property acquisition costs	$—	$—	$—

Recent SEC Rule-Making Activity—In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	Commodity Prices—Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves—Probable and possible reserves may be disclosed separately on a voluntary basis.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

•	Proved Undeveloped Reserve Guidelines—Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies—Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•

Reserve Personnel and Estimation Process—Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Disclosure by Geographic Area—Reserves in foreign countries or continents must be presented separately if they represent more than 15% of our total oil and gas proved reserves.

•	Non-Traditional Resources—The definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. We are currently evaluating the new rules and assessing the impact they will have on our reported oil and natural gas reserves. The SEC is coordinating with the Financial Accounting Standards Board to obtain the revisions necessary to SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, and SFAS 69 to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC will consider delaying the compliance date.

7.	Unaudited Quarterly Financial Data

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2008 Quarter Ended				2007 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net operating revenues	$21,272	$28,988	$24,487	$15,178	$14,714	$17,613	$14,716	$18,322
Net earnings	$15,410	$23,166	$18,590	$9,617	$9,123	$12,082	$9,474	$12,369
Net earnings per Unit (basic and diluted)	$0.53	$0.80	$0.64	$0.33	$0.31	$0.42	$0.33	$0.42
Weighted average common units outstanding	28,240	28,240	28,240	28,240	28,240	28,240	28,240	28,240