Form 10-Q
period 2009-03-31
DORCHESTER MINERALS LP
filed 2009-05-07
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For the Quarterly Period Ended March 31, 2009	Commission file number 000-50175

DORCHESTER MINERALS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	81-0551518 (I.R.S. Employer Identification No.)

3838 Oak Lawn Avenue, Suite 300, Dallas, Texas  75219
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (214) 559-0300

None
Former name, former address and former fiscal
year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

       As of May 6, 2009, 28,240,431 common units of partnership interest were outstanding.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,039	$16,211
Trade and other receivables	3,660	5,053
Net profits interests receivable - related party	1,122	4,428
Prepaid expenses	37	-
Total current assets	16,858	25,692

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	291,897	291,818
Less accumulated full cost depletion	181,560	178,272
Total	110,337	113,546

Leasehold improvements	512	512
Less accumulated amortization	219	207
Total	293	305

Net property and leasehold improvements	110,630	113,851

Total assets	$127,507	$139,562

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$739	$733
Current portion of deferred rent incentive	39	39
Total current liabilities	778	772

Deferred rent incentive less current portion	198	208
Total liabilities	976	980

Commitments and contingencies

Partnership capital:
General partner	5,573	5,971
Unitholders	120,958	132,611
Total partnership capital	126,531	138,582

Total liabilities and partnership capital	$127,507	$139,562

The accompanying condensed notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands except Earnings per Unit)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating revenues:
Royalties	$7,025	$14,771
Net profits interests	1,782	6,365
Lease bonus	9	117
Other	8	19

Total operating revenues	8,824	21,272

Costs and expenses:
Operating, including production taxes	739	1,191
Depletion and amortization	3,300	3,790
General and administrative expenses	1,035	1,011

Total costs and expenses	5,074	5,992

Operating income	3,750	15,280

Other income, net	27	130

Net earnings	$3,777	$15,410

Allocation of net earnings:
General partner	$123	$463

Unitholders	$3,654	$14,947

Net earnings per common unit (basic and diluted)	$0.13	$0.53
Weighted average common units outstanding	28,240	28,240

The accompanying condensed notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Year Ended
	March 31,
	2009	2008

Net cash provided by operating activities	$11,735	$17,203

Cash flows used in investing activities:
Capital expenditures	(79)	(50)

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(15,828)	(14,996)

(Decrease) increase in cash and cash equivalents	(4,172)	2,157

Cash and cash equivalents at beginning of period	16,211	15,001

Cash and cash equivalents at end of period	$12,039	$17,158

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

The condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Per-unit information is calculated by dividing the earnings or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive earnings or loss per unit do not differ.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.

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

3.           Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2005 have been:

	Per Unit Amount
	2009	2008	2007	2006	2005
First quarter	$0.401205	$0.572300	$0.461146	$0.729852	$0.481242
Second quarter		$0.769206	$0.473745	$0.778120	$0.514542
Third quarter		$0.948472	$0.560502	$0.516082	$0.577287
Fourth quarter		$0.542081	$0.514625	$0.478596	$0.805543

Distributions were paid on 28,240,431 units.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by August 15, 2009.

4.           New Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS 157, fair value measurements are disclosed by level within that hierarchy.  In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 which permits a one year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted SFAS 157 for the fiscal year beginning January 1, 2008 with no material impact on our consolidated financial statements.  We adopted the delayed portion for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis beginning January 1, 2009 with no material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards 141 (revised 2007), Business Combinations (SFAS 141(R)).  SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) changes the accounting for contingent consideration, in process research and development, and restructuring costs, (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We adopted SFAS 141(R) as of January 1, 2009. The adoption had no immediate impact on our consolidated financial statements.

        ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 573 counties and parishes in 25 states.

Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds working interest properties and a minor portion of mineral and royalty interest properties. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We directly and indirectly own a 96.97% net profits overriding royalty interest (referred to as Net Profits Interests, or NPIs) in property groups made up of four NPIs created when we commenced operations in 2003 and one immaterial deficit NPI subsequently created. We currently receive monthly payments equaling 96.97% of the preceding month’s net profits actually realized by the operating partnership from three of the property groups.  The purpose of such Net Profits Interests is to avoid the participation as a working interest or other cost-bearing owner that could result in unrelated business taxable income.  Net profits interest payments are not considered unrelated business taxable income for tax purposes.  One such Net Profits Interest, referred to as the Minerals NPI, has continuously had costs that exceed revenues.  As of March 31, 2009, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the Minerals NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our general partner until the Minerals NPI recovers the deficit amount. Once in profit status, we will receive the Net Profits Interest payments attributable to these properties. Our consolidated financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status.  Consequently, Net Profits Interest payments and production sales volumes and prices set forth in other portions of this quarterly report do not reflect amounts attributable to the Minerals NPI, which includes all of the operating partnership’s Fayetteville Shale working interest properties in Arkansas.

The following table sets forth receipts and disbursements attributable to the Minerals NPI:
	Minerals NPI Results (in Thousands)
	Cumulative Total at 12/31/08	Three Months Ended 3/31/09	Cumulative Total at 3/31/09
Cash received for revenue	$14,216	$777	$14,993
Cash paid for operating costs	2,226	184	2,410
Cash paid for development costs	11,724	782	12,506
Budgeted capital expenditures	905	26	931
Net	$(639)	$(215)	$(854)
Cumulative NPI deficit	$(639)	$(854)	$(854)

The development costs pertain to more properties than the properties producing revenue due to timing differences between operating partnership expenditures and oil and natural gas production and payments to the operating partnership.  The amounts reflect budgeted capital expenditures of $931,000 at March 31, 2009.  The amounts also reflect the operating partnership’s ownership of the subject properties.  Net Profits Interest payments to us, if any, will equal 96.97% of the cumulative net profits actually received by the operating partnership attributable to subject properties.  The above financial information attributable to the Minerals NPI may not be indicative of future results of the Minerals NPI and may not indicate when the deficit status may end and when Net Profits Interest payments may begin from the Minerals NPI.

Commodity Price Risks

Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political economic conditions.

Results of Operations

Three Months Ended March 31, 2009 as compared to Three Months Ended March 31, 2008

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2009	2008
Royalty properties gas sales (mmcf)	1,037	992
Royalty properties oil sales (mbbls)	74	72
Net profits interests gas sales (mmcf)	887	987
Net profits interests oil sales (mbbls)	3	4

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$4.05	$7.96
Royalty properties oil sales ($/bbl)	$38.45	$94.88
Net profits interests gas sales ($/mcf)	$3.32	$8.04
Net profits interests oil sales ($/bbl)	$28.63	$80.10

Accrual basis production costs deducted
under the net profits interests ($/mcfe) (1)	$1.45	$1.99
(1)	Provided to assist in determination of revenues; applies only to Net Profits Interest sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the first quarter were essentially unchanged from the first quarter of 2008. Natural gas sales volumes attributable to our Royalty Properties during the first quarter increased 4.5% from 992 mmcf in 2008 to 1,037 mmcf in 2009. The increase in natural gas sales volume was primarily attributable to results from new drilling activity in the second half of 2008.

Oil sales volumes attributable to our Net Profits Interests during the first quarter of 2009 were virtually unchanged when compared to the same period of 2008.  Natural gas sales volumes attributable to our Net Profits Interests during the first quarter of 2009 decreased from the same period of 2008.  First quarter sales of 887 mmcf during 2009 were 10.1% less than 987 mmcf during 2008.  Natural gas sales volume decreases were primarily a result of severe cold weather freezing gas production facilities and natural reservoir decline in the Guymon-Hugoton field in Oklahoma.  Production sales volumes and prices from the Minerals NPI are excluded from the above table.  See “Overview” above.

The weighted average oil sales price attributable to our interest in Royalty Properties decreased 59.5% from $94.88/bbl during the first quarter of 2008 to $38.45/bbl during the first quarter of 2009.  The first quarter weighted average natural gas sales price from Royalty Properties decreased 49.1% from $7.96/mcf during 2008 to $4.05/mcf during 2009.  Both oil and natural gas price changes resulted from changing market conditions.

The first quarter weighted average oil sales price from the Net Profits Interests properties decreased 64.3% from $80.10/bbl in 2008 to $28.63/bbl in 2009.  The first quarter weighted average natural gas sales price from the Net Profits Interests properties of $3.32/mcf in 2009 was 58.7% lower than $8.04/mcf during the same period of 2008.  Changing market conditions resulted in decreased oil and natural gas sales prices.

Our first quarter net operating revenues decreased 58.5% from $21,272,000 during 2008 to $8,824,000 during 2009. The quarterly decrease primarily resulted from decreases in oil and natural gas sales prices.

Costs and expenses decreased 15.3% from $5,992,000 during the first quarter of 2008 to $5,074,000 during the first quarter of 2009.  The decrease resulted from decreased production tax on lower operating revenues and reduced depletion and amortization.

Depletion and amortization decreased 12.9% during the first quarter of 2009 when compared to the same period of 2008.  The decrease from $3,790,000 in 2008 to $3,300,000 in 2009 resulted from a lower depletable base due to effects of previous depletion and upward revisions in oil and natural gas reserve estimates at 2008 year end.

First quarter net earnings allocable to common units decreased 75.6% from $14,947,000 during 2008 to $3,654,000 during 2009.  The 2009 decrease from the first quarter 2008 net earnings is primarily the result of decreased oil and natural gas sales prices.

Net cash provided by operating activities decreased 31.8% from $17,203,000 during the first quarter of 2008 to $11,735,000 during the first quarter of 2009 primarily due to decreased oil and natural gas sales prices partially offset by a $2.1 million natural gas liquid payment attributable to 2008.  The natural gas liquids payment is based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015.  Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment.  In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued.  Only immaterial amounts were received prior to 2007.

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

Cash receipts attributable to our Royalty Properties during the 2009 first quarter totaled approximately $8.1 million. These receipts generally reflect oil sales during December 2008 through February 2009 and natural gas sales during November 2008 through January 2009.  The weighted average indicated price for oil and natural gas sales during the 2009 first quarter attributable to the Royalty Properties was $38.49/bbl and $5.33/mcf, respectively.

Cash receipts attributable to our Net Profits Interests during the 2009 first quarter totaled approximately $5.1 million. These receipts reflect oil and natural gas sales from the properties underlying the Net Profits Interests generally during November 2008 through January 2009 and approximately $2.1 million attributable to calendar year 2008 natural gas liquids. The weighted average indicated price received during the 2009 first quarter for oil and natural gas sales was $36.38/bbl and $6.89/mcf, respectively.  The natural gas weighted average indicated price for the quarter was increased by $2.41/mcf due to the natural gas liquids payment.

We received cash payments in the amount of $38,000 from various sources during the first quarter of 2009 including lease bonuses attributable to four consummated leases and pooling elections located in four counties and parishes in two states. The consummated leases reflected royalty terms ranging up to 30% and lease bonuses ranging up to $150/acre.

We received division orders for, or otherwise identified, 141 new wells completed on our Royalty Properties and Net Profits Interests located in 54 counties and parishes in nine states during the first quarter of 2009. The operating partnership elected to participate in 17 wells to be drilled on our Net Profits Interests located in six counties in two states. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized in the following table.

This table does not include wells drilled in the Fayetteville Shale trend as they are detailed in a subsequent discussion and table.

	County			DMLP	DMOLP		Test Rates per day
State	/Parish	Operator	Well Name	NRI(2)	WI(1)	NRI(2)	Gas, mcf	Oil, bbls
LA	De Soto	Comstock Oil &Gas	HA RA SUA; Robert Crews #3Alt	2.734%	--	--	2,350	--
LA	De Soto	Comstock Oil &Gas	Lena Crews #5 Alt	2.734%	--	--	1,700	--
OK	Roger Mills	Burlington Resources	Troy Miller #17-11	1.670%	--	--	2,803	5
TX	Hidalgo	Chesapeake Operating	Barton Gas Unit #1	3.125%	--	--	4,920	--
TX	Wheeler	Devon Energy	Effie Hayes #18-5H	3.125%	--	--	4,377	--
(1)	WI means the working interest owned by the operating partnership and subject to a Net Profits Interest.
(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to a Net Profits Interest.

FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS -- We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin.  One hundred forty wells have been permitted on the lands as of March 31, 2009.  Wells that have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number.  Available test results for new wells producing in the first quarter, along with ownership interests owned by us and interests owned by the operating partnership subject to the Minerals NPI, are summarized in the following table.

			DMLP	DMOLP		Gas Test Rates
County	Operator	Well Name	NRI(2)	WI(1)	NRI(2)	mcf per day
Cleburne	SEECO	Kessinger Trust 8-12 #3-2H35	0.307%	0.436%	0.327%	3,007
Conway	David Arrington	Beverly Crofford #1-14H	1.563%	1.322%	0.996%	--
Conway	David Arrington	Beverly Crofford #2-14H	1.563%	1.322%	0.996%	--
Conway	SEECO	Bryant 9-15 #4-32H31	0.635%	1.701%	1.275%	5,499
Conway	SEECO	Deltic Timber 9-16 #4-36H31	1.384%	2.400%	1.800%	4,625
Conway	SEECO	Jerome Carr 9-15 #4-31H	2.188%	3.796%	2.847%	3,911
Van Buren	Chesapeake	Bradley 11-13 #2-9H	1.563%	1.250%	0.938%	320
Van Buren	Petrohawk	Sequoyah 9-12 #3-15H	1.953%	2.813%	2.109%	569
Van Buren	SEECO	Linn 10-12 #3-8H16	2.621%	3.230%	2.484%	3,930
Van Buren	SEECO	Linn 10-12 #4-8H16	2.621%	3.230%	2.484%	3,407
(1)	WI means the working interest owned by the operating partnership and subject to the Minerals NPI.
(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Minerals NPI.

Set forth below is a summary of all permitting, drilling and completion activity through March 31, 2009 for wells in which we have a royalty interest or Net Profits Interest.  This includes wells subject to the Minerals NPI, which is currently in a deficit status.

	2004	2005	2006	2007	Q1 2008	Q2 2008	Q3 2008	Q4 2008	Q1 2009	Total
New Well Permits	1	2	11	35	15	21	15	21	19	140
Wells Spud	0	1	9	33	12	17	22	13	9	116
Wells Completed	0	1	5	23	10	17	12	17	12	97
Wells in Pay Status (1)	0	0	0	6	5	8	10	7	12	48
(1)	Wells in pay status means wells for which revenue was initially received during the indicated period.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $510,000 in the first quarter from 45 wells.  Net cash receipts for the Minerals NPI Properties attributable to interests in these lands totaled $376,000 in the first quarter from 36 wells.

APPALACHIAN BASIN — We own varying undivided perpetual mineral interests in approximately 31,000/22,000 gross/net acres in 19 counties in southern New York and northern Pennsylvania.  Approximately 75% of these net acres are located in eastern Allegany and western Steuben Counties in New York, an area which some industry press reports suggest may be prospective for gas production from unconventional reservoirs including the Marcellus Shale.  We are monitoring industry activity and encouraging dialogue with industry participants to determine the proper course of action regarding our interests.

HORIZONTAL BAKKEN, WILLISTON BASIN – We own varying undivided perpetual mineral interests totaling 70,390/7,602 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota.  Operators active in this area include Continental Resources, EOG Resources, Hess Corporation and Marathon Oil Company.  Sixty-eight wells have been permitted on these lands as of March 31, 2009.  In all cases we have elected not to lease our lands and not to pay our share of well costs thus becoming a non-consenting mineral owner.  According to North Dakota law, non-consenting owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs.  Once 150% payout occurs, the working interest will be owned by the operating partnership and subject to the Minerals NPI.  Non-consenting owners are not entitled to well data other than public information available from the North Dakota Industrial Commission.

Set forth below is a summary of all permitting, drilling and completion activity through March 31, 2009 for wells in which we have a royalty or Net Profits Interest.

	2004	2005	2006	2007	Q1 2008	Q2 2008	Q3 2008	Q4 2008	Q1 2009	Total
New Well Permits	2	1	0	15	8	15	15	12	0	68
Wells Spud	1	1	0	11	2	9	10	9	8	51
Wells Completed	1	1	0	7	5	4	11	6	1	36
WI Wells in Pay Status(1)	0	0	0	0	0	2	1	0	0	3
(1)	Wells in pay status means wells for which revenue was initially received during the indicated period.

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

Expenses and Capital Expenditures

The operating partnership plans to continue its efforts to increase production in Oklahoma with techniques that may include fracture treating, deepening, recompleting, and drilling.  Costs of such techniques vary widely and are not predictable as each effort requires specific engineering.  The operating partnership owns and operates the wells, pipelines and natural gas compression and dehydration facilities located in Kansas and Oklahoma. The operating partnership anticipates gradual increases in expenses as repairs to these facilities become more frequent and anticipates gradual increases in field operating expenses as reservoir pressure declines. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time.  These capital and operating costs influence the Net Profits Interests payments we receive from the operating partnership and are included in the accrual basis production costs $/mcfe in the table under “Results of Operations.”

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

Liquidity and Working Capital

Cash and cash equivalents totaled $12,039,000 at March 31, 2009 and $16,211,000 at December 31, 2008.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the date of their evaluation of our disclosure controls and procedures.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 7, 2009		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: May 7, 2009		Chief Financial Officer

INDEX TO EXHIBITS
Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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