Form 10-K/A
period 2008-12-31
DORCHESTER MINERALS LP
filed 2010-02-23
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
☒
Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2008

Or

Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition Period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of Common Units outstanding as of February 26, 2009: 28,240,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2009 Annual Meeting of Unitholders held on May 13, 2009, were incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement was filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2008.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) amends Part II, Item 9A – Controls and Procedures and Part III, Item 13–Certain Relationships and Related Transactions, and Director Independence of our Annual Report on Form 10-K for the year ended December 31, 2008.  The Annual Report was initially filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009 and portions of it were incorporated into it by reference from the Partnership’s definitive proxy statement filed February 27, 2009 (collectively, the “Annual Report”).

Part II, Item 9A–Controls and Procedures is amended to clarify management’s conclusions regarding the effectiveness of the Partnership’s disclosure controls and procedures and to state that the Partnership’s independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the Partnership’s internal control over financial reporting.  Part II, Item 9A of the Annual Report is amended and restated in its entirety to read as set forth herein.

Part III, Item 13–Certain Relationships and Related Transactions, and Director Independence is amended to provide a discussion of the material terms of the agreements that define the relationship among Dorchester Minerals, L.P., Dorchester Minerals Management LP, Dorchester Minerals Management GP LLC and Dorchester Minerals Operating LP.  The Annual Report did not include any disclosure regarding Certain Relationships and Related Transactions.  Part III, Item 13 of the Annual Report is amended and restated in its entirety to read as set forth herein.

This Amendment No. 1 only revises, amends and restates the specific portions of the Annual Report identified herein, and no other information in the Annual Report is amended hereby.  Furthermore, neither this Amendment No. 1, nor any other portion of the Annual Report, has been updated to reflect other events occurring after the original date of the Annual Report or to modify or update those disclosures affected by subsequent events.  A consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 to Form 10-K as Exhibits 23.1, 31.1, 31.2 and 32.2, respectively.

PART II

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act.  Management has also evaluated the effectiveness of its internal control over external financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework.  Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2008.  The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Partnership Governance

Our business and affairs are managed by and under the direction of the Board of Managers, which exercises all of our corporate powers and establishes broad corporate policies.

The Board of Managers consists of five managers appointed by the five members of the general partner of our general partner and three additional managers nominated by these members and elected annually by our limited partners. The elected managers, as a group, must meet the requirements of our Amended and Restated Agreement of Limited Partnership and the requirements of the Securities and Exchange Commission and NASDAQ Global Select Market (“NASDAQ “) for members of an audit committee.

Messrs. Allen, McManemin, Peak, Raley and Vaughn are the five managers appointed by the members of the general partner of our general partner and will hold office until the earlier of their death, resignation or removal from office. In the event of any vacancy on the Board of Managers left by an appointed manager, the member who holds the right to appoint the appointed manager will designate the replacement appointed manager, unless the member who otherwise holds the right to appoint the replacement appointed manager has lost his appointment right.

Messrs. Berry, Russell and Trout are the three managers who were elected at our 2008 Annual Meeting and are the three managers nominated by the members of the general partner of our general partner to stand for election to the Board of Managers at the 2009 Annual Meeting.

In the opinion of the Board of Managers, and as “independent” currently is defined by NASDAQ, and assuming the three nominated managers are elected by the limited partners at the 2009 Annual Meeting, a majority of the Board of Managers after the 2009 Annual Meeting are and will be independent of management and free of any relationship that would interfere with their exercise of independent judgment. The Board of Managers has affirmatively determined that Messrs. Berry, Peak, Russell, Trout and Vaughn are independent. In addition to the NASDAQ independence rules, the Board of Managers has also affirmatively determined that Messrs. Berry, Russell and Trout also satisfy the definition of “independent” prescribed by the Securities and Exchange Commission for members of an audit committee

Certain Relationships and Related Transactions

We and our wholly-owned subsidiaries reimburse certain direct and indirect expenses to the operating partnership and our general partner.  The reimbursements are made pursuant to the Partnership’s Amended and Restated Agreement of Limited Partnership and Administrative Services Agreements between the operating partnership and each of Dorchester Minerals Oklahoma LP and Dorchester Minerals Acquisition LP, wholly-owned subsidiaries of the Partnership.  No management fees or any other type of compensation is paid by or to any related party, other than compensation reported pursuant to Item 402 of Regulation S-K.

Reimbursement of Our General Partner

Our general partner was reimbursed $2,070,100 for expenses incurred in 2008 pursuant to our Amended and Restated Agreement of Limited Partnership.  Our general partner is not compensated for services provided in acting as our general partner. However, we reimburse our general partner on a monthly basis for all expenses incurred or payments made on our behalf, and all other necessary or appropriate expenses allocable to us. Such expenses include both direct expenses and management expenses. Pursuant to our Amended and Restated Agreement of Limited Partnership, direct expenses include:

•	professional fees and expenses, such as audit, tax, legal and engineering costs;
•	regulatory fees and expenses;
•	ad valorem taxes;
•	severance taxes;
•	the fees and expenses of independent managers of our general partner and its general partner; and
•	premiums for officers’ and managers’ liability insurance.

Management expenses are expenses of the general partner and its affiliates incurred on our behalf and include:

•	rent, wages, salaries and the cost of employee benefit plans provided to employees and officers that are properly allocable to us; and
•	all other necessary or appropriate expenses allocable to us, but do not include items classified as direct expenses or production costs.

As a result of the limitation on management expenses discussed below, recovery of additional expenses may occur by changing the classification of the expenses only to the extent that (i) a portion of management expense is reduced by shifting certain costs to direct expenses or production cost, and (ii) such classification change impacts a period when management expense could otherwise exceed the 5% cap and (iii) such excess above the cap cannot be recovered in future or past fiscal years.

Our reimbursements to our general partner of management expenses (excluding overhead expenses included in production costs that are deducted in determining net profits interests) during any fiscal year are limited to an amount not greater than five percent (5%) of the sum of our distributions to our partners for that fiscal year, adjusted for changes in cash reserves, plus expenses paid by us for that year for direct and management expenses and production costs which are capital in nature and charged against the net profits interests, and increases in taxes and regulatory compliance costs.

To the extent that actual reimbursement for management expenses in any fiscal year is less than five percent (5%) of this sum, our reimbursement to our general partner may exceed the 5% limitation by the amount of that difference at any time during the succeeding three fiscal years. If reimbursement to our general partner was limited by the 5% limitation during the preceding three fiscal years, the amount by which the management expenses are less than the 5% limitation in the current year may be used to permit our general partner to recoup the deficit from the preceding years.

Our Amended and Restated Agreement of Limited Partnership generally may not be amended to increase the 5% limitation on the reimbursement of management expenses.

Reimbursement to the Operating Partnership

The operating partnership was reimbursed an aggregate of $619,900 from Dorchester Minerals Oklahoma LP and Dorchester Minerals Acquisition LP, two of our wholly-owned subsidiaries, pursuant to Administrative Service Agreements.  The operating partnership provides the wholly-owned subsidiaries services related to accounting, internal controls, management of data processing systems, preparation of all federal and state tax reports, service as paymaster, preparation of periodic financial statements and banking and other financial relationships.  The operating partnership is reimbursed for the payment of all direct and indirect costs and expenses incurred in the performance of the services provided, including without limitation, (i) attributable secretarial, telephone, office rent and other office expenses, (ii) attributable salaries and other compensation expenses of employees, officers and directors, (iii) other attributable administrative expenses, (iv) travel expenses, (v) legal and accounting costs and expenses and (vi) expenses incurred in providing or obtaining such other professional, technical, administrative services and advice as deemed necessary or desirable.  Reimbursements made pursuant to the Administrative Service Agreements are not also made pursuant to the Amended and Restated Agreement of Limited Partnership.

Review, Approval or Ratification of Transactions with Related Persons

Whenever any potential conflict of interest exists or arises between our general partner or any of its affiliates and us or any of our partners, our general partner resolves that conflict. Our Amended and Restated Agreement of Limited Partnership requires our general partner to seek approval of a majority of the members of the Advisory Committee of the general partner of our general partner as to a proposed resolution of the conflict.  In addition to approval by the Advisory Committee, the resolution of the conflict of interest must also be fair and reasonable to us.  Any resolution of a conflict of interest shall also be conclusively deemed fair and reasonable to us if such resolution is:

•	on terms no less favorable to us than those generally being provided to or available from unrelated third parties, or
•	fair to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us).

Our general partner, or its general partner’s Advisory Committee if its approval is sought, is authorized, in connection with its determination of what is fair and reasonable to us, and in connection with its resolution of any conflict of interest, to consider:

•	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest,
•	any customary or accepted industry practices and any customary or historical dealings with a particular person,
•	any applicable generally accepted accounting practices or principles, and
•	such additional factors as our general partner’s, or its general partner’s Advisory Committee, determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

        Whenever our Amended and Restated Agreement of Limited Partnership requires that a particular transaction, arrangement or resolution of a conflict of interest be fair and reasonable, the fair and reasonable nature of that transaction, arrangement, or resolution shall be considered in the context of all similar or related transactions.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Index to Exhibits to Form 10-K/A.

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

Date:           February 22, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 22, 2010	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: February 22, 2010

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: February 22, 2010	Buford P. Berry Manager Date: February 22, 2010

/s/ Preston A. Peak	/s/ C. W. Russell
Preston A. Peak Manager Date: February 22, 2010	C. W. Russell Manager Date: February 22, 2010

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 22, 2010	Robert C. Vaughn Manager Date: February 22, 2010

INDEX TO EXHIBITS TO FORM 10-K/A

EXHIBIT
NUMBER               DESCRIPTION

23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1	Report of Independent Registered Public Accounting Firm