Form 10-K
period 2009-12-31
DORCHESTER MINERALS LP
filed 2010-02-25
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period from to

Commission File Number: 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-0551518
(State of incorporation)	(I.R.S. employer identification number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $498,987,651 as of June 30, 2009, based on $22.80 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 25, 2010: 29,840,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2010 Annual Meeting of Unitholders to be held on May 12, 2010, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.

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

Our general partner is Dorchester Minerals Management LP, which is managed by its general partner, Dorchester Minerals Management GP LLC. As a result, the Board of Managers of Dorchester Minerals Management GP LLC exercises effective control of our Partnership. In this report, the term “general partner” is used as an abbreviated reference to Dorchester Minerals Management LP. Our general partner also controls and owns, directly and indirectly, all of the partnership interests in Dorchester Minerals Operating LP and its general partner. Dorchester Minerals Operating LP owns working interests and other properties underlying our Net Profits Interests, provides day-to-day operational and administrative services to us and our general partner, and is the employer of all the employees who perform such services. In this report, the term “operating partnership” is used as an abbreviated reference to Dorchester Minerals Operating LP.

Our general partner and the operating partnership are Delaware limited partnerships, and the general partners of their general partners are Delaware limited liability companies. These entities and our Partnership were initially formed in December 2001 in connection with the combination. Our wholly owned subsidiary, Dorchester Minerals Oklahoma LP and its general partner are Oklahoma entities that acquired our wholly owned acquisition subsidiary and its general partner by merger on December 31, 2009.

Our business may be described as the acquisition, ownership and administration of Net Profits Interests and Royalty Properties. The Net Profits Interests represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states.

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our general partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 20% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have an effective registration statement on Form S-4 registering 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, 3,400,000 units remain available.

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

Since 2004 the operating partnership has sold most of its natural gas production to a Williams entity (currently Williams Gas Marketing, Inc.) on a daily market price basis using a yearly contract that will continue through October 2010. The operating partnership frequently reviews alternative gas purchasers. We believe that the loss of Williams by the operating partnership or the loss of any single customer would not have a material adverse effect on us due to alternative purchasers.

Competition

The energy industry in which we compete is subject to intense competition among many companies, both larger and smaller than we are, many of which have financial and other resources greater than we have.

Business Opportunities Agreement

Pursuant to a business opportunities agreement among us, our general partner, the general partner of our general partner, the owners of the general partner of our general partner (the “GP Parties”), and, in their individual capacities as officers of the general partner of our general partner, William Casey McManemin, James E. Raley and H.C. Allen, Jr., we have agreed that, except with the consent of our general partner, which it may withhold in its sole discretion, we will not engage in any business not permitted by our partnership agreement, and we will have no interest or expectancy in any business opportunity that does not consist exclusively of the oil and natural gas business within a designated area that includes portions of Texas County, Oklahoma and Stevens County, Kansas. All opportunities that are outside the designated area or are not oil and natural gas business activities are called renounced opportunities.

The parties also have agreed that, as long as the activities of the general partner, the GP Parties and their affiliates or manager designees are conducted in accordance with specified standards, or are renounced opportunities:

•

our general partner, the GP Parties and their affiliates or the manager designees will not be prohibited from engaging in the oil and natural gas business or any other business, even if such activity is in direct or indirect competition with our business activities;

•	affiliates of our general partner, the GP Parties and their affiliates and the manager designees will not have to offer us any business opportunity;

•	we will have no interest or expectancy in any business opportunity pursued by affiliates of our general partner, the GP Parties or their affiliates and the manager designees; and

•

we waive any claim that any business opportunity pursued by our general partner, the GP Parties or their affiliates and the manager designees constitutes a corporate opportunity that should have been presented to us.

The standards specified in the business opportunities agreement generally provide that the GP Parties and their affiliates and manager designees must conduct their business through the use of their own personnel and assets and not with the use of any personnel or assets of us, our general partner or operating partnership. A manager designee or personnel of a company in which any affiliate of our general partner or any GP Party or their affiliates has an interest or in which a manager designee is an owner, director, manager, partner or employee (except for our general partner and its general partner and their subsidiaries) is not allowed to usurp a business opportunity solely for his or her personal benefit, as opposed to pursuing, for the benefit of the separate party an opportunity in accordance with the specified standards.

In certain circumstances, if a GP Party or any subsidiary thereof, any officer of the general partner of our general partner or any of their subsidiaries, or a manager of the general partner of our general partner that is an affiliate of a GP Party signs a binding agreement to purchase oil and natural gas interests, excluding oil and natural gas working interests, then such party must notify us prior to the consummation of the transactions so that we may determine whether to pursue the purchase of the oil and natural gas interests directly from the seller. If we do not pursue the purchase of the oil and natural gas interests or fail to respond to the purchasing party’s notice within the provided time, the opportunity will also be considered a renounced opportunity.

In the event any GP Party or one of their subsidiaries acquires an oil and natural gas interest, including oil and natural gas working interests, in the designated area, it will offer to sell these interests to us within one month of completing the acquisition. This obligation also applies to any package of oil and natural gas interests, including oil and natural gas working interests, if at least 20% of the net acreage of the package is within the designated area; however, this obligation does not apply to interests purchased in a transaction in which the procedures described above were applied and followed by the applicable affiliate.

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

Employees

As of February 25, 2010, the operating partnership had 19 full-time employees in our Dallas, Texas office and eight full-time employees in field locations.

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

Significant portions of the Royalty Properties are unleased mineral interests. With limited exceptions, we have the right to grant leases of these interests to third parties. We anticipate receiving cash payments as bonus consideration for granting these leases in most instances. Our ability to influence third parties’ decisions to become our lessees with respect to these nonproducing properties is severely limited, and those decisions may be influenced by factors beyond our control, including but not limited to oil and natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

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

Our ability to increase reserves through future acquisitions is limited by restrictions on our use of cash and limited partnership interests for acquisitions and by our general partner’s obligation to use all reasonable efforts to avoid unrelated business taxable income. In addition, the ability of affiliates of our general partner to pursue business opportunities for their own accounts without tendering them to us in certain circumstances may reduce the acquisitions presented to us for consideration.

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

The duty of affiliates of our general partner to present acquisition opportunities to our Partnership is limited, pursuant to the terms of the business opportunities agreement. Accordingly, business opportunities that could potentially be pursued by us might not necessarily come to our attention, which could limit our ability to pursue a business strategy of acquiring oil and natural gas properties.

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

Damages associated with the production and gathering of our oil and natural gas properties could affect our cash flow.

The operating partnership owns and operates gathering systems and compression facilities. Casualty losses or damages from these operations would be production costs under the terms of the Net Profits Interests and could adversely affect our cash flow.

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

As another example, Oklahoma regulations currently require administrative hearings to change the concentration of the operating partnership’s gas production wells from one well for each 640 acres in the Guymon-Hugoton field. Previously, certain interested parties have sought regulatory changes in Oklahoma for “infill,” or increased density drilling similar to that which is available in Kansas, which allows one well for each 320 acres. Should Oklahoma change its existing regulations to readily permit infill drilling, it is possible that a number of producers will commence increased density drilling in areas adjacent to the properties in Oklahoma that are subject to the Net Profits Interests. If the operating partnership or other operators of our properties do not do the same, our production levels relating to these properties may decrease, or mineral owners may demand increased density drilling. Capital expenditures relating to increased density on the properties underlying the Net Profits Interests would be deducted from amounts payable to us under the Net Profits Interests.

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

Federal hydraulic fracturing legislation could delay or restrict development of our oil and natural gas properties.

Several proposals are before the U.S. Congress that, if implemented, would subject the process of hydraulic fracturing to regulation. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate production. The use of hydraulic fracturing is necessary to produce commercial quantities of crude oil and natural gas from many reservoirs. Although it is not possible at this time to predict the final outcome of the legislation, any new federal restrictions on hydraulic fracturing could significantly increase operating, capital and compliance costs. Such cost increases could delay or restrict development by operators of our oil and natural gas properties.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

The Proposed Fiscal Year 2010 Federal Budget includes legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration activities. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available to our unitholders and to oil and natural gas operators that we rely upon to develop our properties. Such legislation or changes could negatively impact both our unitholders and our Partnership financially.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “cap-and-trade legislation” or ACESA. One of the purposes of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, which may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require a gradual overall reduction in GHG emissions. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. In addition to the pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has proposed regulation that would require permits for and reductions in greenhouse gas emissions for certain facilities and may issue final rules this year. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require the operating partnership and oil and natural gas operators that develop our properties to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas produced from our properties.

Our oil and natural gas reserve data and future net revenue estimates are uncertain.

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

We can and may issue additional common units and other capital securities representing limited partnership units, including options, warrants, rights, appreciation rights and securities with rights to distributions and allocations or in liquidation equal or superior to our common units; however, a majority of the unitholders must approve such issuance if (i) the partnership securities to be issued will have greater rights or powers than our common units or (ii) if after giving effect to such issuance, such newly issued partnership securities represent over 20% of the outstanding limited partnership interests.

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

Our general partner generally has unlimited liability for the obligations of our Partnership, such as its debts and environmental liabilities, except for those contractual obligations of our Partnership that are expressly made without recourse to the general partner.

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

Tax Risks

The tax consequences to a unitholder of the ownership and sale of common units will depend in part on the unitholder’s tax circumstances. Each unitholder should, therefore, consult such unitholder’s own tax advisor about the federal, state and local tax consequences of the ownership of common units.

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

We will be subject to federal income tax and possibly certain state corporate income or franchise taxes if we are classified as a corporation and not as a partnership for federal income tax purposes.

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

The foregoing discussion relates to federal income taxes and possible application of certain state-level corporate income taxes and/or franchise taxes.

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

Properties

We own two categories of properties: Royalty Properties and Net Profits Interests.

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests in properties located in 574 counties and parishes in 25 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third party subscription services. Consequently, the exact number of wells producing from or drilling on the Royalty Properties is not determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth as of December 31, 2009, a summary of our gross and net, where applicable, acres of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	17	17	8	25
Number of Counties/Parishes	465	190	137	34	574
Gross Acres	2,308,263	617,081	208,755	37,338	3,122,867
Net Acres (where applicable)	355,692	—	—	—	355,692

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

The following table sets forth, as of December 31, 2009, the combined summary of total gross and net (where applicable) acres of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	106,055	7,797	Missouri	344	43
Arkansas	47,434	15,732	Montana	281,890	62,850
California	1,451	162	Nebraska	3,360	257
Colorado	22,880	1,424	New Mexico	42,410	2,489
Florida	88,832	24,249	New York	23,077	18,440
Georgia	3,676	1,024	North Dakota	293,251	37,694
Illinois	4,729	885	Oklahoma	230,560	16,806
Indiana	303	113	Pennsylvania	9,513	4,841
Kansas	13,981	2,385	South Dakota	14,407	1,266
Kentucky	1,995	553	Texas	1,641,199	141,581
Louisiana	131,075	2,415	Utah	5,937	200
Michigan	54,234	2,623	Wyoming	28,248	1,256
Mississippi	72,026	8,607

Leasing Activity

We received cash payments in the amount of $663,000 during 2009 attributable to lease bonus on 47 leases and six pooling elections in lands located in 22 counties and parishes in four states. These leases reflected bonus payments ranging up to $1,200/acre and initial royalty terms ranging up to 30%. Many of these leases contain additional overriding royalty interests and provisions for optional working interest participation in subsequent wells, back-in working interests after payout or escalating royalty terms.

We received cash payments in the amount of $61,000 during the fourth quarter of 2009 attributable to lease bonus on eight leases of our interests in lands located in six counties and parishes in two states. These leases reflected bonus payments ranging up to $400/acre and initial royalty terms ranging up to 25%.

The following table sets forth a summary of leases and pooling elections consummated during 2007 through 2009.

	2009	2008	2007
Consummated Leases
Number	53	51	107
Number of States	4	4	6
Number of Counties	22	19	27
Average Royalty	23.4%	25.0%	24.1%
Average Bonus, $/acre	$565	$398	$222
Total Lease Bonus—cash basis	$663,000	$441,000	$609,000

Three leases were granted for no bonus consideration in 2009, which reflected royalty terms of 25%. Average bonus and royalty terms reflected above include these three leases. One lease was granted in 2009, which included (in addition to royalty or bonus) an overriding royalty interest, back-in working interest or optional working interest participation. Average royalty terms reflected above do not reflect these additional interests. Amounts reflected above may differ from our consolidated financial statements, which are presented on an accrual basis. Average royalty and average bonus exclude amounts attributable to pooling elections. Payments received for gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our consolidated financial statements in various categories including, but not limited to, other operating revenues and other income.

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

We own five separate Net Profits Interests, four of which were created in connection with the combination in 2003 and one immaterial deficit Net Profits Interest that was subsequently created. Three of these Net Profits Interests have been in a continuous profit status other than temporary deficits in that revenues have exceeded costs and cash payments have been made by the operating partnership to us each quarter. The purpose of such Net Profits Interests is to avoid the participation as a working interest or other cost-bearing owner that could result in unrelated business taxable income. Net profits interest payments are not considered unrelated business taxable income for tax purposes. The fourth Net Profits Interest, referred to as the Minerals NPI, has continuously had costs that exceed revenues. As of December 31, 2009, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the Minerals NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our general partner until the Minerals NPI recovers the deficit amount. Once in profit status, we will receive the Net Profits Interest payments attributable to these properties. Our consolidated financial statements do not reflect activity attributable to properties subject to Net Profits Interests that are in a deficit status. Consequently, net profits interest payments, production sales volumes and prices, and oil and natural gas reserves set forth in other portions of this annual report do not reflect amounts attributable to the Minerals NPI, which includes all of the operating partnership’s Fayetteville Shale working interest properties in Arkansas.

The following tables set forth cash receipts and disbursements, production volumes and reserves attributable to the Minerals NPI from inception through 2004 and the calendar years 2005 through 2009.

	Minerals NPI Cash Basis Results Year Ended December 31, (in Thousands)						Total
	Inception through 2004	2005	2006	2007	2008	2009
Cash received for revenue	$1,011	$1,447	$2,487	$3,255	$6,016	$3,408	$17,624
Cash paid for operating costs	151	249	452	521	853	865	3,091
Cash paid for development costs	1,534	1,086	1,691	2,635	4,778	4,348	16,072
Budgeted capital expenditures					905	890	1,795

Net cash (paid) received	$(674)	$112	$344	$99	$(520)	$(2,695)	$(3,334)

Cumulative NPI Deficit	$(674)	$(562)	$(218)	$(119)	$(639)	$(3,334)

The revenue amounts, the production volumes, and the proved reserves presented include only properties producing revenue. The development cost amounts pertain to more properties than the properties producing revenue due to timing differences between operating partnership expenditures and oil and natural gas production and payments to the operating partnership.

	Minerals NPI Cash Basis Production Year ended December 31,						Total
	Inception through 2004	2005	2006	2007	2008	2009
Natural Gas mcf	138,657	126,167	190,903	291,278	418,743	596,341	1,762,089
Oil & Condensate bbl	5,115	9,434	17,447	19,662	22,480	21,104	95,242

Indicated Gas Price, $/mcf		$7.37	$7.26	$6.58	$8.55	$3.74	$6.17
Indicated Oil/Condensate Price, $/bbl		$54.58	$61.05	$62.93	$100.98	$48.80	$66.16

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

All Proved Developed and Located in the United States	Minerals NPI Reserves Year ended December 31,
	2004(2)	2005(2)	2006(2)	2007(2)	2008(2)	2009(2)	2009(1)
Proved Reserves
Natural Gas (mmcf)	273	313	532	1,442	1,993	3,239	3,016
Oil & Condensate (mbbls)	7	32	46	34	65	66	65

Future Net Revenues ($ in thousands)	$1,352	$3,399	$4,309	$10,523	$9,341	$15,843	$8,950
Standardized Measure ($ in thousands)	$1,033	$2,655	$3,405	$7,253	$6,533	$11,078	$6,451

(1)	Based on unweighted arithmetic average of the first day-of-the-month price of oil and natural gas
(2)	Based on year-end pricing of oil and natural gas

Amounts in the above tables reflect the operating partnership’s ownership of the subject properties. Net Profits Interest payments to us, if any, will equal 96.97% of the cumulative net profits actually received by the operating partnership attributable to the subject properties. The above production sales volumes, indicated prices, oil and natural gas reserves, and financial information attributable to the Minerals NPI may not be indicative of future results of the Minerals NPI and may not indicate when the deficit status may end and when Net Profits Interests payment may begin from the Minerals NPI.

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

Acreage Summary

The following tables set forth, as of December 31, 2009, information concerning properties owned by the operating partnership and subject to the Net Profits Interests, including the Minerals NPI properties. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership’s interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Leasehold	Total
Number of States	11	2	6	12
Number of Counties/Parishes	58	2	13	65
Gross Acres	48,570	640	109,543	158,753
Net Acres	5,405	—	83,865	89,270

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	11,200	955	79,861	74,031	91,061	74,986
Kansas	640	20	7,035	7,035	7,675	7,055
Arkansas	679	308	19,787	2,637	20,466	2,945
All Others	36,691	4,122	2,860	162	39,551	4,284

Totals	49,210	5,405	109,543	83,865	158,753	89,270

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

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Acquisition costs	$35,245	$—	$—
Development costs (1)	5,791	5,795	3,821

Total	$41,036	$5,795	$3,821

(1)	The years ended December 31, 2007, 2008 and 2009 include $2,647,000, $5,698,000 and $5,753,000, respectively, attributable to NPIs not yet in pay status.

Productive Well Summary

The following table sets forth, as of December 31, 2009, the combined number of producing wells on the properties subject to the Net Profits Interests, including the Minerals NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	200	120.3
Kansas	20	20.0
All others	224	10.9

Total	444	151.2

(1)	Multiple well units operated by someone other than the operating partnership and in which we own Net Profits Interests are included as one gross well.

Drilling Activity

We received division orders for or otherwise identified 353 new wells completed on our Royalty Properties in 11 states during 2009. Forty-nine new wells were completed and we identified nine wells that were completed in prior years on our Net Profits Interests properties, all located in four states during 2009, with 10 additional wells in various stages of drilling or completion operations at year-end. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized below.

This table does not include wells drilled in the Fayetteville Shale trend as they are detailed in a subsequent discussion and table.

				DMLP NRI(2)	DMOLP		Test Rates per day
ST	County/Parish	Operator	Well Name		WI(1)	NRI(2)	Gas, mcf	Oil, bbls
AR	Logan	XTO Energy	Winters, Bobby 1-18	2.74%			2,039
AR	Logan	XTO Energy	Turner Unit 4-18	2.74%			1,968
AR	Logan	XTO Energy	K K Williams #06-03	0.92%			5,404
LA	De Soto	Comstock Oil & Gas	HA RA SUA; Robert Crews #3ALT	2.73%			2,350
LA	De Soto	Comstock Oil & Gas	Lena Crews #5 Alt	2.73%			1,700
ND	Mountrail	EOG Resources	Austin 20-29 H	2.97%			587	1,595
OK	Caddo	St. Mary Land & Exp.	Reiss Trust 1-16		1.32%	1.32%	9,896
OK	Ellis	Plains Marketing LP	Raiders 5-27H		3.75%	9.06%	1,142	176
OK	Roger Mills	Burlington Resources	Troy Miller #17-11	1.67%			2,803	5
OK	Washita	Chesapeake Operating	Schones 1-10H	1.04%			4,335	166
TX	Hidalgo	Chesapeake Operating	Barton Gas Unit #1	3.13%			2,435
TX	Matagorda	Square Mile Energy	Highwire #1 Gas Unit	6.67%			1,086
TX	Shelby	Devon Energy Corp.	Oliver Gas Unit 4	0.36%			19,623
TX	Starr	El Paso E & P Co., LP	Guerra USA GU “D” #17	8.19%			6,800
TX	Starr	RAM Operating Co.	Garza Hitchcock #18	2.65%			2,491
TX	Tarrant	Chesapeake Operating	Bass 311 B #2H	20.00%			2,092
TX	Wheeler	Devon Energy Corp.	Effie Hayes #18-5H	3.13%			4,377
TX	Wheeler	Kaiser-Francis Oil Co.	Burrell A W 104	0.71%			8,964

(1)	WI means the working interest owned by the operating partnership and subject to the Net Profits Interest.

(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Net Profits Interest.

Additional information concerning selected recent activity is summarized below:

Fayetteville Shale Trend of Northern Arkansas—We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. One hundred ninety-nine wells have been permitted on the lands as of December 31, 2009, of which the operating partnership has an interest in 129. In total, 166 wells had been spud, 140 had been completed as producers and 23 were in various stages of drilling or completion operations. Wells that have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number. Available test results for wells completed in 2009, along with ownership interests owned by us and interests owned by the operating partnership subject to the Minerals NPI, are summarized in the following table.

			DMLP NRI(2)	DMOLP		Gas Test Rates Mcf per day
County	Operator	Well Name		WI(1)	NRI(2)
Cleburne	SEECO	Mulliniks 9-12 #5-35H36	1.716	3.661	2.746	5,015
Cleburne	SEECO	Mulliniks 9-12 #4-35H36	1.997	2.841	2.130	5,023
Cleburne	SEECO	Mulliniks 9-12 #6-35H2	1.401	1.992	1.494	4,323
Conway	Chesapeake	Collinsworth 7-16 #1-10H3	2.336	4.599	3.449	4,815
Conway	SEECO	Charles Reeves 9-15 #3-10H3	2.954	4.726	3.544	3,976
Conway	SEECO	Charles Reeves 9-15 #5-10H3	2.943	4.709	3.532	3,884
Conway	SEECO	Polk 9-15 #4-30H	5.930	5.561	4.220	2,434
Conway	Chesapeake	Collinsworth 7-16 #2-10H	2.343	4.614	3.460	4,121
Conway	SEECO	Jerome Carr 9-15 #4-31H	2.188	3.796	2.847	3,911
Conway	SEECO	Deltic Timber 9-16 #4-36H31	1.384	2.400	1.800	4,625
Conway	SEECO	Charles Reeves 9-15 #4-10H3	3.038	4.861	3.645	1,895
Conway	SEECO	Bryant 9-15 #4-32H31	0.985	1.709	1.282	5,499
Faulkner	Chesapeake	Glover 8-13 #2-25H	2.990	4.807	3.614	2,439
Faulkner	Chesapeake	Glover 8-13 #1-25H	3.222	7.185	5.648	1,433
Van Buren	SEECO	Howard Family Trust 10-12 #2-9H16	2.594	4.576	3.432	5,184
Van Buren	SEECO	Handy 10-12 #5-18H	2.972	6.347	4.760	3,679
Van Buren	SEECO	Handy 10-12 #6-18H	2.972	6.347	4.760	3,422
Van Buren	SEECO	Handy 10-12 #4-18H	2.971	6.344	4.758	2,876
Van Buren	SEECO	Linn 10-12 #4-8H16	3.798	4.149	3.133	2,766
Van Buren	SEECO	Linn 10-12 #3-8H16	2.769	3.412	2.572	3,175
Van Buren	SEECO	Collums-Pennington 10-12 #2-20H	2.344	4.375	3.281	2,229
White	Chesapeake	Webb 9-6 #3-35H	2.344	4.380	3.285	2,258
White	Chesapeake	Webb 9-6 #2-35H	2.344	4.380	3.285	2,250

(1)	WI means the working interest owned by the operating partnership and subject to the Minerals NPI.

(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Minerals NPI.

Set forth below is a summary of all permitting, drilling and completion activity through December 31, 2009 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI, which is currently in deficit status.

	2004 through 2006	2007	2008	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Total to Date
New Well Permits	14	35	71	19	20	22	18	199
Wells Spud	10	33	62	22	16	7	16	166
Wells Completed	6	23	56	13	14	14	14	140
Royalty Wells in Pay Status(1)	1	14	32	14	10	14	20	105

(1)	Wells in Pay Status means wells for which revenue was initially received during the indicated period.

Our estimated proved reserves as of December 31, 2009, include reserves attributable to our royalty interest in 115 wells totaling 2.26 bcf. Proved reserves attributable to working interests owned by the operating partnership totaled 2.60 bcf in 84 wells. These estimates only include wells for which test rates have been obtained.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $1,497,000 in 2009 from 91 wells. Net cash receipts for the Minerals NPI properties attributable to interests in these lands totaled $1,309,000 in 2009 from 60 wells. Fourth quarter net cash receipts for the Royalty Properties and the Minerals NPI properties totaled $375,000 from 88 wells and $317,000 from 55 wells, respectively.

Horizontal Bakken, Williston Basin—We own varying undivided perpetual mineral interests totaling 70,390/7,602 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Operators active in this area include Continental Resources, EOG Resources, Hess Corporation, Marathon Oil Company, and Whiting Oil & Gas. There have been a total of 83 wells permitted on these lands as of December 31, 2009 with 60 completed as producers. In all cases we have elected not to lease our lands and not to pay our share of well costs, thus becoming a non-consenting mineral owner. According to North Dakota law, non-consenting owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs. Once 150% payout occurs, the working interest will be owned by the operating partnership and subject to the Minerals NPI. Non-consenting owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of December 31, 2009, these wells had achieved 150% payout.

Set forth below is a summary of all permitting, drilling and completion activity through December 31, 2009 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI, which is currently in a deficit status.

	2004 through 2006	2007	2008	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Total to Date
New Well Permits	3	15	45	0	6	0	14	83
Wells Spud	2	12	27	11	4	7	6	69
Wells Completed	2	7	23	9	8	9	2	60
Wells in Pay Status(1)	0	0	3	0	0	0	0	3

(1)	Wells in Pay Status means wells for which revenue was initially received during the indicated period.

Appalachian Basin—We own varying undivided perpetual mineral interests in approximately 31,000/22,000 gross/net acres in 19 counties in southern New York and northern Pennsylvania. Approximately 75% of these net acres are located in eastern Allegany and western Steuben Counties, New York, an area which some industry press reports suggest may be prospective for gas production from unconventional reservoirs, including the Marcellus Shale. The New York State Department of Environmental Conservation has restricted permitting in the Marcellus shale pending a regulatory review of high-volume hydraulic fracturing practices. Development of these natural gas resources will be limited until this regulatory issue has been resolved. We continue to monitor industry activity and encourage dialogue with industry participants to determine the proper course of action regarding our interests in this area.

Barnett Shale—We own producing and nonproducing mineral and royalty interests located in Tarrant County, Texas. The properties consist of varying undivided mineral and overriding royalty interests in six tracts totaling approximately 1,820 acres in what is commonly referred to as the Core Area of the Barnett Shale Trend. All of the mineral interests were leased in 2003 to a predecessor of Chesapeake Energy Corporation, the current operator of and majority working interest owner in the properties. Approximately 577 acres of the subject lands are pooled into six units totaling 1,800 acres; approximately 1,129 acres are developed on a lease basis and the remaining lands are leased but not pooled or drilled upon. As of December 31, 2009, 36 wells were drilled from 11 padsites located on or adjacent to the properties, of which 29 wells were completed for production and six were drilled but not yet completed or connected to a pipeline. Permits to drill one additional well on the properties had been issued by regulatory agencies.

Oil and Natural Gas Reserves

The following table reflects the Partnership’s proved developed and total proved reserves at December 31, 2009. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and Huddleston & Co., Inc. As described above, the Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. The Partnership’s engineering manager gathers production information and provides such information to our two independent engineering consulting firms who extrapolate from such information estimates of the reserves attributable to the Royalty Properties and Net Profits Interests based on their expertise in the oil and natural gas fields where the Royalty Properties and Net Profits Interests are situated, as well as publicly available information. Ensuring compliance with generally accepted petroleum engineering principles is the responsibility of the Partnership’s engineering manager. Our engineering manager has a bachelor’s degree in Petroleum Engineering from the University of Alberta and has worked in the upstream oil and natural gas business in various capacities since 1996. The engineering manager reports directly to the chief executive officer. Our chief executive officer ensures compliance with SEC guidance. He received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1984 and has been a Registered Professional Engineer in Texas since 1988. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas and has been engaged in the business of oil and natural gas property evaluation since 1998. Huddleston & Co, Inc. is registered with the Engineering Board of the State of Texas and has been engaged in the business of oil and natural gas property evaluation since its formation in 1966. Other than those filed with the SEC, our estimated proved reserves have not been filed with or included in any reports to any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and Huddleston & Co., Inc. are attached hereto as Exhibits 99.1 and 99.2.

Summary of Oil and Gas Reserves as of Fiscal Year-End based on Average Fiscal-Year Prices

	All Proved Developed and located in the United States				Total
	Royalty Properties		Net Profits Interests(1)
Reserves Category	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)
2009	3,237	34,923	40	25,357	3,277	60,280

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.

Proved oil and natural gas reserves means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., 12 month unweighted arithmetic average of the first day of the month prices and costs as of the date the estimate is made. Previously, year-end pricing and costs were used. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for average sales prices.

Oil and Gas Reserves as of Fiscal Year-End

	All Proved Developed and located in the United States Based on Year-End Oil and Natural Gas Prices				Total
	Royalty Properties		Net Profits Interests(1)
Reserves Category	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)
2009	3,237	35,287	42	25,426	3,279	60,713
2008	3,514	32,028	56	28,949	3,570	60,977
2007	3,501	29,555	65	31,700	3,566	61,255

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves. Hugoton Field production for the last three years is listed below:

Production by Significant Field

Numbers in Thousands
	MCFE	BOE
2009	3,945	658
2008	4,240	707
2007	4,496	749

Title to Properties

We believe we have satisfactory title to all of our assets. Record title to essentially all of our assets has undergone the appropriate filings in the jurisdictions in which such assets are located. Title to property may be subject to encumbrances. We believe that none of such encumbrances should materially detract from the value of our properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

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

No matters were submitted to a vote of unitholders during the fourth quarter of the year ended December 31, 2009.

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

	2009		2008
	High	Low	High	Low
First Quarter	$20.40	$14.37	$22.00	$18.70
Second Quarter	$23.03	$16.05	$36.49	$20.65
Third Quarter	$25.78	$21.06	$35.84	$19.24
Fourth Quarter	$23.85	$20.01	$24.00	$14.80

As of December 31, 2009, there were 12,062 common unitholders.

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

Unitholder cash distributions per common unit for the past four years have been:

	Per Unit Amount
	2009	2008	2007	2006
First Quarter	$0.401205	$0.572300	$0.461146	$0.729852
Second Quarter	$0.271354	$0.769206	$0.473745	$0.778120
Third Quarter	$0.286968	$0.948472	$0.560502	$0.516082
Fourth Quarter	$0.321540	$0.542081	$0.514625	$0.478596

Distributions beginning with the second quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2010.

Please see “Fourth Quarter 2009 Distribution Indicated Price” discussion contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2009 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2004 through December 31, 2009. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2009	2008	2007	2006	2005
Total operating revenues	$43,631	$89,925	$65,365	$74,927	$79,832
Depreciation, depletion and amortization	15,599	14,739	15,567	18,470	20,858
Net earnings (loss)	21,681	66,783	43,048	50,210	52,775
Net earnings (loss) per unit	0.72	2.30	1.48	1.72	1.82
Cash distributions(1)	44,728	81,648	57,401	82,295	58,028
Cash distributions per unit(1)	1.50	2.80	1.97	2.83	2.00
Total assets	152,768	139,562	154,251	168,429	200,830
Total liabilities	737	980	804	629	945
Partners’ capital	152,031	138,582	153,447	167,800	199,885

(1)	Because of depletion (which is usually higher in the early years of production), a portion of every distribution of revenues from properties represents a return of a limited partner’s original investment. Until a limited partner receives cash distributions equal to his original investment, in certain circumstances, 100% of such distributions may be deemed to be a return of capital. Cash distributions by year exclude the fourth quarter distribution declared in January of the following year, but include the prior year fourth quarter distribution declared in January of the current year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2009 Overview

Our results during 2009 were strong despite significant drops in natural gas prices and drilling activity in most producing areas. Significant results include the following:

•	Net income of $21.7 million;

•	Distributions of $43.3 million to our limited partners;

•	Identified 353 new wells located on our Royalty Properties in 11 states;

•	Identified 48 new wells located on our Net Profits Interest Properties in four states; and

•	Consummated 47 leases of our mineral interest in undeveloped properties located in 17 counties and parishes in four states.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of our reserves are objectively determined. Effective December 31, 2009, the ceiling test calculation requires use of the unweighted arithmetic average of the first day of the month price during the 12-month period ending on the balance sheet date and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Oil and natural gas prices have historically been volatile, and the prevailing prices at any given time may not reflect our Partnership’s or the industry’s forecast of future prices.

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

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10-5, General Principles, Generally Accepted Accounting Principles defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. FASB ASC 105-10-5 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which was issued in May 2008. It was effective for all reporting periods ending after September 15, 2009, and we have revised all references to pre-codification GAAP in our financial statements. It did not have a material impact on our consolidated financial statements.

FASB ASC 805-10, Business Combinations, among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) changes the accounting for contingent consideration, in process research and development, and restructuring costs, c) expenses acquisition-related costs as incurred, (d) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (e) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted FASB ASC 805-10 as of January 1, 2009 with no material impact on our consolidated financial statements.

FASB ASC 855-10, Subsequent Events, incorporates the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. FASB ASC 855-10 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted FASB ASC 855-10 as of June 30, 2009, which was the required effective date.

FASB Accounting Standards Update (“ASU”) 2010-03 was issued on January 6, 2010, and aligns the current oil and natural gas reserve estimation and disclosure requirements of ASC 932 with those in the SEC Final Rule Modernization of Oil and Gas Reporting issued December 31, 2008. The rules only apply prospectively as a change in estimate. The most significant amendments to the reserve and disclosure requirements include the following:

•

Commodity Prices—Economic producibility of reserves and discounted cash flows will be based on an unweighted arithmetic average of the first day of the month commodity price during the 12-month period ending on the balance sheet date unless contractual arrangements designate the price to be used.

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

•	Disclosure by Geographic Area—Reserves in foreign countries or continents must be presented separately if they represent more than 15% of our total oil and natural gas proved reserves.

•	Non-Traditional Resources—The definition of oil and natural gas producing activities will expand and focus on the marketable product rather than the method of extraction.

ASU 2010-03 is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted both the FASB and the SEC rules as of December 31, 2009 with no material impact on our consolidated financial statements.

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

	Total	Payments due by Period
Contractual Obligations		Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,280,000	$228,000	$477,000	$510,000	$65,000

Results of Operations

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the Net Profits Interests calculation. Our portion of oil and natural gas sales volumes and weighted average sales prices are shown in the following table.

	Years Ended December 31,
	2009	2008	2007
Accrual Basis Sales Volumes:
Royalty Properties Gas Sales (mmcf)	4,457	4,003	3,623
Royalty Properties Oil Sales (mbbls)	294	301	300
Net Profits Interests Gas Sales (mmcf)	3,593	3,877	4,133
Net Profits Interests Oil Sales (mbbls)	11	12	16

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$3.71	$8.25	$6.64
Royalty Properties Oil Sales ($/bbl)	$57.35	$96.02	$67.75
Net Profits Interests Gas Sales ($/mcf)	$3.91	$8.58	$6.63
Net Profits Interests Oil Sales ($/bbl)	$51.83	$98.76	$62.40
Accrual Basis Production Costs Deducted under the Net Profits Interests ($/mcfe) (1)	$1.50	$1.89	$1.99

(1)	Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes prices.

Comparison of the twelve-month periods ended December 31, 2009, 2008 and 2007

Royalty Properties’ oil sales volumes were virtually unchanged during 2008 compared to 2007. Royalty Properties’ oil sales volumes decreased 2.3% from 301 mbbls during 2008 to 294 mbbls during 2009 because of natural declines. Royalty Properties’ gas sales volumes increased 10.5% from 3,623 mmcf during 2007 to 4,003 mmcf during 2008 and then increased 11.3% to 4,457 mmcf during 2009. The increase in natural gas volumes in 2008 was attributable to new drilling activity on the Royalty Properties. In 2009, natural gas volumes increased primarily due to the acquisition of royalty and overriding royalty interests in the Barnett Shale Trend.

Net Profits Interests properties’ oil sales volumes decreased 25% from 16 mbbls during 2007 to 12 mbbls during 2008, primarily due to an operator’s adjustments to production from prior periods and subsequently decreased to 11 mbbls during 2009. Net Profits Interests properties’ gas sales volumes decreased 6.2% from 4,133 mmcf during 2007 to 3,877 mmcf during 2008 and subsequently decreased 7.3% to 3,593 mmcf in 2009 principally as a result of natural reservoir depletion in the Guymon-Hugoton field in Oklahoma.

Weighted average oil sales prices attributable to the Royalty Properties increased 41.7% from $67.75 per bbl in 2007 to $96.02 per bbl in 2008 and subsequently decreased 40.3% to $57.35 per bbl in 2009. Royalty Properties’ weighted average gas sales prices increased 24.2% from $6.64 per mcf during 2007 to $8.25 per mcf during 2008 and then decreased 55.0% to $3.71 per mcf during 2009. All such fluctuations resulted from changing market conditions.

Weighted average Net Profits Interests properties’ gas sales prices increased 29.4% from $6.63 per mcf during 2007 to $8.58 per mcf during 2008 and then decreased 54.4% to $3.91 per mcf in 2009. Net Profits Interests properties’ weighted average oil sales prices increased 58.3% from $62.40 per bbl during 2007 to $98.76 per bbl during 2008 followed by a decrease of 47.5% to $51.83 per bbl in 2009. All such fluctuations resulted from changing market conditions. Additionally, 2008 natural gas prices include a natural gas liquids payment accrual of $0.59/mcf related to 2008 production. Similarly, an additional amount of approximately $1.8 million for 2009 production is anticipated to be received during the first quarter of 2010. The accrued 2010 natural gas liquids payment of $0.51/mcf is included in the $3.91/mcf average gas sales price for 2009. The natural gas liquids payments are based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015. Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment. In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued. Only immaterial amounts were received prior to 2007.

Our operating revenues decreased 51.5% from $89,925,000 during 2008 to $43,631,000 in 2009 primarily as a result of decreased oil and natural gas prices. Our operating revenues increased 37.6% from $65,365,000 during 2007 to $89,925,000 during 2008 primarily as a result of increased oil and natural gas prices during the 2008 summer months along with a 2007 natural gas liquids payment received during the first half of 2008 and an accrued natural gas liquid payment received during the first quarter of 2009.

General and administrative (“G&A”) costs decreased 6.3% from $3,965,000 in 2008 to $3,715,000 in 2009 due to reduced capital expenditures reimbursed. G&A costs increased 10.4% from $3,591,000 in 2007 to $3,965,000 in 2008 due to increased costs related to, among other things, increased number of unitholder accounts requiring K-1’s and ongoing modernizing of land records begun in mid-2007.

Depletion and amortization decreased 5.3% from $15,567,000 in 2007 to $14,739,000 in 2008 primarily as a result of a lower depletable base due to the effects of previous depletion and upward revisions in oil and natural gas reserve estimates. During 2009, depletion and amortization increased 5.8% to $15,599,000, primarily as a result of the acquisition of new properties along with low natural gas pricing impacting depletable reserves. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization. Changes in reserve calculations did not increase depletion materially.

Net cash provided by operating activities increased 41.9% from $58,432,000 during 2007 to $82,908,000 during 2008 due primarily to increased oil and natural gas prices during the second and third quarters along with abnormal gas liquid payments. See discussion of operating revenues above for more details. Net cash provided by operating activities decreased 54.9% to $37,396,000 during 2009 primarily due to decreased oil and natural gas prices.

Climate Change

Climate change has become the subject of an important public policy debate. Climate change legislation and regulations have been adopted by many foreign countries and some states in the United States; however, legislation and regulations have not been enacted at the federal level, although the United States Congress and several more states have or are considering adopting climate change legislation. The current state of development of many state and federal climate change regulatory initiatives makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that the operating partnership and oil and natural gas operators that develop our properties may incur.

See Item 1A. Risk Factors – “Environmental costs and liabilities and changing environmental regulation could affect our cash flow” and “The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.”

Texas Margin Tax

Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection.

Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” We believe our Partnership meets the requirements for being considered a “passive entity” for Texas margin tax purposes and, therefore, it is exempt from the Texas margin tax. If exempt from tax at the Partnership level as a passive entity, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its portion of Partnership revenues in its own Texas margin tax computation. The Texas Administrative Code provides such income is sourced according to the principal place of business of the Partnership, which would be the state of Texas.

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

Our only cash requirements are the distributions of all our net cash flow to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since many of these expenses vary directly with oil and natural gas prices and sales volumes, such as production taxes, we anticipate that sufficient funds will be available at all times for payment of these expenses. Of the expenses that do not vary with oil and natural gas prices and sales volumes, most are reimbursements to our general partner for allocable general and administrative costs including home office rent, salaries, and employee benefit plans. Such reimbursements are generally limited to 5% of an amount primarily based on annual distributions to our limited partners. Historically, all such reimbursements have been substantially below the 5% limit established by the partnership agreement. Consequently, even during the 2008 economic downturn, our business risks were essentially limited to distribution amount decreases. See “Item 1. Business – Credit Facilities and Financing Plans.” See “Item 1A. Risk Factors – Risks Related to our Business – Cash distributions are affected by production and other costs, some of which are outside of our control.” See “Item 1A. Risk Factors – Risks Inherent In An Investment In Our Common Units – Cost reimbursement due our general partner may be substantial and reduce our cash available to distribute to our unitholders.” See “Notes to Consolidated Financial Statements – Note 3 – Related Party Transactions.”

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $10,124,000 for 2009, $16,211,000 for 2008, and $15,001,000 for 2007.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2008 through December 2009 were as follows:

Year	Quarter	Record Date	Payment Date	Per Unit Amount	$ in Thousands
					Limited Partners	General Partner
2008	4th	January 26, 2009	February 5, 2009	$0.542081	$15,309	$520
2009	1st	April 27, 2009	May 7, 2009	0.401205	11,330	313
2009	2nd	July 24, 2009	August 3, 2009	0.271354	8,097	289
2009	3rd	October 26, 2009	November 5, 2009	0.286968	8,563	307

Total distributions paid in 2009					$43,299	$1,429
2009	4th	January 25, 2010	February 4, 2010	$0.321540	$9,595	$339

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of our Net Profits Interests net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests. The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made Net Profits Interests payments to us totaling $12,003,000 during October 2008 through September 2009, which payments reflected 96.97% of total net proceeds of $12,378,000 realized from September 2008 through August 2009. Net proceeds realized by the operating partnership during September through November 2009 were reflected in Net Profits Interests payments made during October through December 2009. These payments were included in the fourth quarter distribution paid in early 2010 and are excluded from this 2009 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2008 through September 2009 were $32,725,000, of which $31,416,000 (96%) was distributed to the limited partners and $1,309,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2009 became part of the fourth quarter distribution paid in early 2010, which is excluded from this 2009 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2008 through September 2009 demonstrates the method.

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$—	$1,309
96% of Net Cash Receipts from Royalty Properties	31,416	—
1% of Net Profits Interests Paid to our Partnership	—	120
99% of Net Profits Interests Paid to our Partnership	11,883	—

Total Distributions	$43,299	$1,429

Operating Partnership Share (3.03% of Net Proceeds)	—	375

Total General Partner Share		$1,804

% of Total	96%	4%

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

During the period October 2008 through September 2009, our Partnership’s quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership’s only significant cash reserves that influenced quarterly payments were $1,137,000 for ad valorem taxes. Additionally, certain production costs under the Net Profits Interests calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are contributions to SEP-IRA accounts and payroll taxes. These amounts generally are not held for periods over one year.

Fourth Quarter 2009 Distribution Indicated Price

In an effort to provide information concerning prices of oil and natural gas sales that correspond to our quarterly distributions, management calculates the weighted average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable. This “indicated price” does not necessarily reflect the contractual terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between the Partnership’s cash receipts and the timing of the production of oil and natural gas may be described generally, actual cash receipts may be materially impacted by purchasers’ release of suspended funds and by prior period adjustments.

Cash receipts attributable to the Partnership’s Royalty Properties during the 2009 fourth quarter totaled approximately $8.8 million. These receipts generally reflect oil sales during September through November 2009 and natural gas sales during August through October 2009. The weighted average indicated prices for oil and natural gas sales during the 2009 fourth quarter attributable to the Royalty Properties were $69.57/bbl and $3.17/mcf.

Cash receipts attributable to the Partnership’s Net Profits Interests during the 2009 fourth quarter totaled approximately $1.9 million. These receipts generally reflect oil and natural gas sales from the properties underlying the Net Profits Interests during August through October 2009. The weighted average indicated prices for oil and natural gas sales during the 2009 fourth quarter attributable to the Net Profits Interests were $62.55/bbl and $3.31/mcf.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2009, the limitation was in excess of the reimbursement amounts actually paid or accrued.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over external financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework. Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2009. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

(1)	See the Index to Consolidated Financial Statements on page F-1.
(2)	No schedules are required.
(3)	Exhibits.

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.2	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.3	Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.4	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.5	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.6	Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.7	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.8	Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.9	Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.11	Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.12	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.13	Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

Number	Description
3.14	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.1	Amended and Restated Business Opportunities Agreement dated as of December 13, 2001 by and between the Registrant, the General Partner, Dorchester Minerals Management GP LLC, SAM Partners, Ltd., Vaughn Petroleum, Ltd., Smith Allen Oil & Gas, Inc., P.A. Peak, Inc., James E. Raley, Inc., and certain other parties (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.6	Contribution and Exchange Agreement by and among Dorchester Minerals, L.P., Tiggator, Inc., TRB Minerals, LP and West Fork Partners dated May 15, 2009 (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)

10.7	Amendment No. 1 dated June 26, 2009 to Contribution and Exchange Agreement by and among Dorchester Minerals, L.P., Tiggator, Inc., TRB Minerals, LP and West Fork Partners dated May 15, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.8	Lock-up Agreement by Tiggator, Inc. dated June 30, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)

10.9	Lock-up Agreement by TRB Minerals, LP dated June 30, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)

10.10	Lock-up Agreement by West Fork Partners, LP dated June 30, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Calhoun, Blair & Associates

23.3*	Consent of Huddleston & Co., Inc.

31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

99.1*	Report of Calhoun, Blair & Associates

99.2*	Report of Huddleston & Co., Inc.

*	Filed herewith

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

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

“Proved developed reserves” means reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

“Proved reserves” or “Proved oil and natural gas reserves” means those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and governmental regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

“Proved undeveloped reserves” means proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

“Royalty” means an interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof) but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage.

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

Date: February 25, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 25, 2010	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: February 25, 2010

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: February 25, 2010	Buford P. Berry Manager Date: February 25, 2010

/s/ Preston A. Peak	/s/ C. W. Russell
Preston A. Peak Manager Date: February 25, 2010	C. W. Russell Manager Date: February 25, 2010

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 25, 2010	Robert C. Vaughn Manager Date: February 25, 2010

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited Dorchester Minerals, L.P.’s (a Delaware Limited Partnership) and subsidiaries’ (collectively, the “Partnership”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows, and changes in partnership capital for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Grant Thornton LLP

Dallas, Texas

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and changes in partnership capital for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Partnership has changed its reserve estimates and related disclosures as a result of adopting new oil & gas reserve estimation and disclosure requirements as of December 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control__Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Grant Thornton LLP

Dallas, Texas

February 25, 2010

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in Thousands)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,124	$16,211
Trade and other receivables	5,419	5,053
Net profits interests receivable—related party	3,703	4,428

Total current assets	19,246	25,692

Other non-current assets	19	19

Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	327,069	291,818
Accumulated full cost depletion	(193,822)	(178,272)

Total	133,247	113,546

Leasehold improvements	512	512
Accumulated amortization	(256)	(207)

Total	256	305

Net property and leasehold improvements	133,503	113,851

Total assets	$152,768	$139,562

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$529	$733
Current portion of deferred rent incentive	39	39

Total current liabilities	568	772
Deferred rent incentive less current portion	169	208

Total liabilities	737	980

Commitments and contingencies (Note 4)
Partnership capital:
General partner	5,240	5,971
Unitholders	146,791	132,611

Total partnership capital	152,031	138,582

Total liabilities and partnership capital	$152,768	$139,562

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007 (Dollars in Thousands, except per unit amounts)

	2009	2008	2007
Operating revenues:
Royalties	$33,412	$61,973	$44,398
Net profits interests	9,449	27,441	20,347
Lease bonus	688	441	575
Other	82	70	45

Total operating revenues	43,631	89,925	65,365

Costs and expenses:
Production taxes	1,202	2,792	2,093
Operating expenses	2,160	1,980	1,774
Depreciation, depletion and amortization	15,599	14,739	15,567
General and administrative expenses	3,715	3,965	3,591

Total costs and expenses	22,676	23,476	23,025

Operating income	20,955	66,449	42,340

Other income, net	726	334	708

Net earnings	$21,681	$66,783	$43,048

Allocation of net earnings:
General Partner	$698	$1,999	$1,274

Unitholders	$20,983	$64,784	$41,774

Net earnings per common unit (basic and diluted)	$0.72	$2.30	$1.48

Weighted average common units outstanding (000’s)	29,044	28,240	28,240

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in Thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings	$21,681	$66,783	$43,048
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	15,599	14,739	15,567
Write-off related to unsuccessful acquisition	—	62	57
Amortization of deferred rent	(39)	(40)	(39)
Changes in operating assets and liabilities:
Trade and other receivables	(366)	2,000	(965)
Net profits interests receivable—related party	725	(852)	550
Accounts payable and other current liabilities	(204)	216	214

Net cash provided by operating activities	37,396	82,908	58,432

Cash flows from investing activities:
Proceeds from note receivable—related party	—	—	55
Adjustment related to acquisition of natural gas properties	1,251	—	—
Capital expenditures	(6)	(50)	(12)

Net cash provided by (used in) investing activities	1,245	(50)	43

Cash flows from financing activities:
Distributions paid to partners	(44,728)	(81,648)	(57,401)

Increase (decrease) in cash and cash equivalents	(6,087)	1,210	1,074
Cash and cash equivalents at beginning of year	16,211	15,001	13,927

Cash and cash equivalents at end of year	$10,124	$16,211	$15,001

Non-Cash investing and financing activities
Value of units issued for natural gas properties acquired	$36,496	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in Thousands)

Year	General Partner	Unitholders	Total	Unitholder Units
2007
Balance at January 1, 2007	$6,797	$161,003	$167,800	28,240,431
Net earnings	1,274	41,774	43,048
Distributions ($1.973989 per Unit)	(1,654)	(55,747)	(57,401)

Balance at December 31, 2007	6,417	147,030	153,447	28,240,431

2008
Net earnings	1,999	64,784	66,783
Distributions ($2.804603 per Unit)	(2,445)	(79,203)	(81,648)

Balance at December 31, 2008	5,971	132,611	138,582	28,240,431

2009
Net earnings	698	20,983	21,681
Acquisition of assets for units	—	36,496	36,496	1,600,000
Distributions ($1.501608 per Unit)	(1,429)	(43,299)	(44,728)

Balance at December 31, 2009	$5,240	$146,791	$152,031	29,840,431

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

1.	General and Summary of Significant Accounting Policies

Nature of Operations—In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and nonproducing natural gas and crude oil royalty, net profits, and leasehold interests in 574 counties and 25 states. We are a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003.

Basis of Presentation—Per-unit information is calculated by dividing the earnings or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive earnings per unit do not differ.

Principles of Consolidation—The consolidated financial statements include the accounts of Dorchester Minerals, L.P., Dorchester Minerals Oklahoma, LP, and Dorchester Minerals Oklahoma GP, Inc. Dorchester Minerals Acquisition LP and Dorchester Minerals Acquisition GP, Inc. were merged into Dorchester Minerals Oklahoma, LP and Dorchester Minerals Oklahoma GP, Inc. effective December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of oil and natural gas reserves based on the same information. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to earnings. In addition to the impact on the calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion. See the discussion under Property and Equipment.

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

Cash and Cash Equivalents—Our principal banking is with major financial institutions. Cash balances in these accounts may, at times, exceed federally insured limits. We have not experienced any losses in such cash accounts and do not believe we are exposed to any significant risk on cash and cash equivalents. Short term

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

investments with a maturity of three months or less are considered to be cash equivalents and are carried at cost, which approximates fair value. Other income includes interest earned on short term investments of $14,000, $329,000, and $578,000 in 2009, 2008, and 2007, respectively.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of our reserves are objectively determined. Beginning December 31, 2009, the ceiling test calculation requires use of the unweighted arithmetic average of the first day of the month price during the 12-month period ending on the balance sheet date (previously year-end prices) and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Oil and natural gas prices have historically been volatile, and the prevailing prices at any given time may not reflect our Partnership’s or the industry’s forecast of future prices. Changes in determining the price to use in reserve report calculations did not materially increase our depletion expense. See New Accounting Pronouncements below.

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and natural gas reserves. Gains and losses are recognized upon the disposition of oil and natural gas properties involving a significant portion (greater than 25%) of our Partnership’s reserves. Proceeds from other dispositions of oil and natural gas properties are credited to the full cost pool. No gains or losses have been recorded for 2009, 2008 or 2007.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Due to the nature of our interests, we have no exploratory wells or associated costs pending determination, and no exploratory well costs were charged to expense.

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

Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection.

Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” We believe our Partnership meets the requirements for being considered a “passive entity” for Texas margin tax purposes and, therefore, it is exempt from the Texas margin tax. If exempt from tax at the Partnership level as a passive entity, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its portion of Partnership revenues in its own Texas margin tax computation. The Texas Administrative Code provides such income is sourced according to the principal place of business of the Partnership, which would be the state of Texas.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state income, franchise and Texas margin tax returns.

New Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10-5, General Principles, Generally Accepted Accounting Principles defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. FASB ASC 105-10-5 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which was issued in May 2008. It was effective for all reporting periods ending after September 15, 2009, and we have revised all references to pre-codification GAAP in our financial statements. It did not have a material impact on our consolidated financial statements.

FASB ASC 805-10, Business Combinations, among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) changes the accounting for contingent consideration, in process research and development, and restructuring costs, c) expenses acquisition-related costs as incurred, (d) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (e) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted FASB ASC 805-10 as of January 1, 2009 with no material impact on our consolidated financial statements.

FASB ASC 855-10, Subsequent Events, incorporates the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. FASB ASC 855-10 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted FASB ASC 855-10 as of June 30, 2009, which was the required effective date.

FASB Accounting Standards Update (“ASU”) 2010-03 was issued on January 6, 2010, and aligns the current oil and natural gas reserve estimation and disclosure requirements of ASC 932 with those in the SEC Final Rule Modernization of Oil and Gas Reporting issued December 31, 2008. The rules only apply prospectively as a change in estimate. The most significant amendments to the reserve and disclosure requirements include the following:

•

Commodity Prices—Economic producibility of reserves and discounted cash flows will be based on an unweighted arithmetic average of the first day of the month commodity price during the 12-month period ending on the balance sheet date unless contractual arrangements designate the price to be used.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

•	Disclosure by Geographic Area—Reserves in foreign countries or continents must be presented separately if they represent more than 15% of our total oil and natural gas proved reserves.

•	Non-Traditional Resources—The definition of oil and natural gas producing activities will expand and focus on the marketable product rather than the method of extraction.

ASU 2010-03 is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted both the FASB and SEC rules described above as of December 31, 2009 with no material impact on our consolidated financial statements. See “Note 6 Unaudited Oil and Natural Gas Reserve and Standardized Measure Information” for more information.

Subsequent Events—We are not aware of any subsequent events, which are not already recognized or disclosed, that would require recognition or disclosure in the financial statements.

2.	Acquisitions

We have an effective registration statement on Form S-4 registering 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. On June 30, 2009, we acquired producing and non-producing Barnett Shale mineral and royalty interests located in Tarrant County, Texas for 1,600,000 common units of Dorchester Minerals, L.P. issued pursuant to the shelf registration statement. Net assets acquired at the date of acquisition totaled $36,496,000. The balance sheets presented include $35,245,000 in property additions. After the issuance, 3,400,000 units remain available under the shelf registration statement.

3.	Related Party Transactions

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our Net Profits Interests, and provides day-to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable general and administrative costs, including rent, salaries, and employee benefit plans. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the 5% limit amount. Additionally, certain reimbursable direct costs such as professional and regulatory fees and ad valorem and severance taxes, are not limited. Significant activity between the partnership and the operating partnership consists of the following:

	In Thousands
From/To Operating Partnership	2009	2008	2007
Net Profits Interests Payments Receivable or Accrued (1)	$3,703	$4,428	$3,576
Interest Income related to Net Profits Interests Payments	$3	$1	$1
General & Administrative Amounts Payable	$34	$146	$52
General & Administrative Amounts Accrued	$33	$58	$31
Total General & Administrative Amounts	$2,448	$2,690	$2,365

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

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

Dorchester Minerals, L.P filed Cause No. 07-0250-15; Dorchester Minerals, LP v. H&S Production, Inc. in the 15th District Court of Grayson County, Texas in January, 2007. The suit involved claims under an oil and gas lease between us as lessor and H&S as lessee. Our Motion for Summary Judgment, which included damages in the amount of $496,000, was granted by the trial court in May 2008. H&S appealed the Judgment. The Fifth District Court of Appeals affirmed the Judgment on liability and remanded on damages. The subsequent Motion for Rehearing filed by H&S was denied by the Fifth District Appeals Court. The matter was settled on October 22, 2009 with the Appeals Court ruling on liability continuing to stand, the dismissal with prejudice of the remanded action on damages, and receipt of a $500,000 payment from H&S to us. The deposit was recorded in the fourth quarter 2009 financial statements in other income.

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Operating Leases—We have entered into a non-cancelable, renewable at prevailing rate for an additional five years, operating lease agreement in the ordinary course of our business activities. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2015. Rental expense related to the lease, including operating expenses and consumption of electricity, was $217,000, $200,000, and $199,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The base rent escalates in October 2010. Minimum rental commitments under the terms of our operating lease are as follows:

Years Ended December 31,	Minimum Payments
2010	$228,000
2011	237,000
2012	240,000
2013	249,000
2014	261,000
Thereafter	65,000

Total	$1,280,000

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

5.	Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:

	Per Unit Amount
	2009	2008	2007
First Quarter	$0.401205	$0.572300	$0.461146
Second Quarter	$0.271354	$0.769206	$0.473745
Third Quarter	$0.286968	$0.948472	$0.560502
Fourth Quarter	$0.321540	$0.542081	$0.514625

Distributions beginning with the second quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2010.

6.	Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The Net Profits Interests represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the Net Profits Interests reflect our 96.97% net share. Although new discoveries have occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2009 that would have a material effect on our estimated proved developed reserves.

In accordance with FASB ASC 932 and Securities and Exchange Commission rules and regulations, the following information is presented with regard to the Net Profits Interests and Royalty Properties oil and natural gas reserves, all of which are proved, developed and located in the United States. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves. The standardized measure, in management’s opinion, should be examined with caution. The basis for these disclosures is petroleum engineers’ reserve studies which contain imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Also, exploration and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a best estimate of the fair value of oil and natural gas properties or of future net cash flows.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Summary of Changes in Proved Reserves

	Oil (mbbl)				Natural Gas (mmcf)
	2009(1)	2009	2008(1)	2007(1)	2009(1)	2009	2008(1)	2007(1)
Estimated quantity, beginning of year	3,570	3,570	3,566	3,802	60,977	60,977	61,255	65,798
Purchase of minerals in place	—	—	—	—	5,585	5,585	—	—
Revisions in previous estimates	15	13	317	80	2,645	2,212	8,070	3,721
Production	(306)	(306)	(313)	(316)	(8,494)	(8,494)	(8,348)	(8,264)

Estimated quantity, end of year	3,279	3,277	3,570	3,566	60,713	60,280	60,977	61,255

(1)	Based on end-of-year pricing of oil and natural gas.

Standardized Measure of Discounted Future Net Cash Flows

(Dollars in Thousands)

	2009(1)	2009	2008(1)	2007(1)
Future estimated gross revenues	$507,987	$333,161	$361,974	$636,734
Future estimated production costs	(26,041)	(18,488)	(17,381)	(31,969)

Future estimated net revenues	481,946	314,673	344,593	604,765
10% annual discount for estimated timing of cash flows	(221,638)	(148,638)	(155,109)	(288,398)

Standardized measure of discounted future estimated net cash flows	$260,308	$166,035	$189,484	$316,367

Sales of oil and natural gas produced, net of production costs		$(39,498)	$(84,642)	$(60,877)
Purchase of reserves in place		7,455	—	—
Net changes in prices and production costs		(8,396)	(102,401)	87,896
Revisions of previous quantity estimates		4,751	22,935	16,083
Accretion of discount		18,948	31,637	24,616
Change in production rate and other		(6,709)	5,588	2,490

Net change in standardized measure of discounted future estimated net cash flows		$(23,449)	$(126,883)	$70,208

Depletion of oil and natural gas properties (dollars per mcfe)		$1.51	$1.44	$1.53

Property acquisition costs		$35,245	$—	$—

Average oil price per barrel (2)		$56.37	$35.69	$90.01

Average natural gas price per mcf (2)		$3.24	$4.92	$6.31

(1)	Based on end-of-year pricing of oil and natural gas.
(2)	Includes Royalty and Net Profits Interests prices combined by volumetric proportions.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Unaudited Quarterly Financial Data

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2009 Quarter Ended				2008 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Total operating revenues	$8,824	$9,684	$10,706	$14,417	$21,272	$28,988	$24,487	$15,178
Net earnings	$3,777	$4,720	$4,415	$8,769	$15,410	$23,166	$18,590	$9,617
Net earnings per Unit (basic and diluted)	$0.13	$0.16	$0.14	$0.29	$0.53	$0.80	$0.64	$0.33
Weighted average common units outstanding	28,240	28,258	29,840	29,840	28,240	28,240	28,240	28,240