Form 10-Q
period 2010-06-30
DORCHESTER MINERALS LP
filed 2010-08-05
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For the Quarterly Period Ended June 30, 2010	Commission file number 000-50175

DORCHESTER MINERALS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	81-0551518 (I.R.S. Employer Identification No.)

3838 Oak Lawn Avenue, Suite 300, Dallas, Texas  75219
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (214) 559-0300

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

As of August 5, 2010, 30,675,431 common units of partnership interest were outstanding.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,110	$10,124
Trade and other receivables	5,874	5,419
Net profits interests receivable - related party	1,904	3,703
Prepaid expenses	25	-
Total current assets	21,913	19,246

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,190	327,069
Accumulated full cost depletion	(202,572)	(193,822)
Total	141,618	133,247

Leasehold improvements	512	512
Accumulated amortization	(280)	(256)
Total	232	256

Net property and leasehold improvements	141,850	133,503

Total assets	$163,782	$152,768

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,158	$529
Current portion of deferred rent incentive	39	39
Total current liabilities	1,197	568

Deferred rent incentive less current portion	149	169
Total liabilities	1,346	737

Commitments and contingencies (Note 2)

Partnership capital:
General partner	5,039	5,240
Unitholders	157,397	146,791
Total partnership capital	162,436	152,031

Total liabilities and partnership capital	$163,782	$152,768

The accompanying condensed notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands except Earnings per Unit)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenues:
Royalties	$10,704	$8,006	$22,668	$15,031
Net profits interests	2,486	1,593	5,671	3,375
Lease bonus	1,028	80	1,400	89
Other	38	5	56	13

Total operating revenues	14,256	9,684	29,795	18,508

Costs and expenses:
Operating, including production taxes	937	844	2,147	1,583
Depletion and amortization	4,539	3,473	8,774	6,773
General and administrative expenses	854	817	2,024	1,852

Total costs and expenses	6,330	5,134	12,945	10,208

Operating income	7,926	4,550	16,850	8,300

Other income, net	6	170	8	197

Net earnings	$7,932	$4,720	$16,858	$8,497

Allocation of net earnings:
General partner	$270	$161	$562	$284

Unitholders	$7,662	$4,559	$16,296	$8,213

Net earnings per common unit (basic and diluted)	$0.25	$0.16	$0.54	$0.29
Weighted average common units outstanding	30,675	28,258	30,262	28,249

The accompanying condensed notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Net cash provided by operating activities	$27,585	$19,511

Cash flows provided by investing activities:
Adjustment related to acquisition of natural gas properties	683	967
Capital expenditures	(144)	-

Total cash flows provided by investing activities	539	967

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(24,138)	(27,472)

Increase (decrease) in cash and cash equivalents	3,986	(6,994)

Cash and cash equivalents at beginning of period	10,124	16,211

Cash and cash equivalents at end of period	$14,110	$9,217

Non-cash investing and financing activities:

Value of units issued for natural gas properties acquired	$17,685	$36,496

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

3       Acquisition for Units:  On March 31, 2010, Dorchester Minerals, LP and a newly formed subsidiary acquired all of the outstanding partnership interests in Maecenas Minerals, LLP, a Texas limited liability partnership that owns producing and nonproducing mineral and royalty interests located in 17 states, in exchange for 835,000 common units of Dorchester Minerals, L.P. valued at $17,685,000 and issued pursuant to a shelf registration statement.  The Condensed Consolidated Balance Sheets presented include $17,121,000 in property additions as well as other assets and liabilities acquired.  After the issuance, 2,565,000 units remain available under the shelf registration statement.

4  Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2006 have been:
	Per Unit Amount
	2010	2009	2008	2007	2006
First quarter	$0.449222	$0.401205	$0.572300	$0.461146	$0.729852
Second quarter	$0.412207	$0.271354	$0.769206	$0.473745	$0.778120
Third quarter		$0.286968	$0.948472	$0.560502	$0.516082
Fourth quarter		$0.321540	$0.542081	$0.514625	$0.478596

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units.  The second quarter 2010 distribution will be paid August 12, 2010.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by November 15, 2010.

5       New Accounting Pronouncements:  None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see page 1 of this Form 10-Q.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 574 counties and parishes in 25 states.

Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds working interest properties and a minor portion of mineral and royalty interest properties. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We directly and indirectly own a 96.97% net profits overriding royalty interest (referred to as NPI, or NPIs) in property groups made up of four NPIs created when we commenced operations in 2003, one immaterial deficit NPI subsequently created, and the Maecenas Minerals NPI created in 2010. We currently receive monthly payments equaling 96.97% of the preceding month’s net profits actually realized by the operating partnership from four of the property groups.  The purpose of such NPIs is to avoid the participation as a working interest or other cost-bearing owner that could result in unrelated business taxable income.  Net profits interest payments are not considered unrelated business taxable income for tax purposes.  One such NPI, referred to as the Minerals NPI, has continuously had costs that exceed revenues.  As of June 30, 2010, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the Minerals NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our general partner until the Minerals NPI recovers the deficit amount. Once in profit status, we will receive the NPI payments attributable to these properties. Our consolidated financial statements do not reflect activity attributable to properties subject to NPIs that are in a deficit status.  Consequently, NPI payments and production sales volumes and prices set forth in other portions of this quarterly report do not reflect amounts attributable to the Minerals NPI, which includes all of the operating partnership’s Fayetteville Shale working interest properties in Arkansas.

The following table sets forth receipts and disbursements attributable to the Minerals NPI:

	Minerals NPI Results (in Thousands)
	Cumulative Total at 12/31/09	Six Months Ended 6/30/10	Cumulative Total at 6/30/10
Cash received for revenue	$17,624	$3,596	$21,220
Cash paid for operating costs	3,091	788	3,879
Cash paid for development costs	16,072	1,898	17,970
Budgeted capital expenditures	1,795	(181)	1,614
Net	$(3,334)	$1,091	$(2,243)

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

Results of Operations

Three and Six Months Ended June 30, 2010 as compared to Three and Six Months Ended June 30, 2009

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Accrual basis sales volumes:	2010	2009	2010	2010	2009
Royalty properties gas sales (mmcf)	1,090	1,019	1,247	2,337	2,056
Royalty properties oil sales (mbbls)	87	80	75	162	154
NPI gas sales (mmcf)	838	903	832	1,670	1,790
NPI oil sales (mbbls)	3	3	2	5	6

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$ 3.91	$ 3.47	$ 5.14	$ 4.57	$ 3.76
Royalty properties oil sales ($/bbl)	$ 73.54	$ 55.90	$ 74.44	$ 73.95	$ 47.54
NPI gas sales ($/mcf)	$ 4.19	$ 2.95	$ 5.23	$ 4.71	$ 3.13
NPI oil sales ($/bbl)	$ 69.27	$ 55.70	$ 70.33	$ 69.73	$ 42.07

Accrual basis production costs deducted
under the NPIs ($/mcfe) (1)	$ 1.54	$ 1.41	$ 1.68	$ 1.61	$ 1.43
(1)	Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the second quarter were up 8.8% from 80 mbbls during the second quarter of 2009 to 87 mbbls in the same period of 2010. Oil sales volumes attributable to our Royalty Properties during the first six months were up 5.2% at 162 mbbls in 2010 compared to 154 mbbls in 2009. Both increases were partially due to the acquisition of Maecenas Minerals LLP on March 31, 2010 and to activity in the Bakken Shale trend of North Dakota.  Natural gas sales volumes attributable to our Royalty Properties during the second quarter increased 7.0% from 1,019 mmcf in 2009 to 1,090 mmcf in 2010. Natural gas sales volumes attributable to our Royalty Properties during the first six months increased 13.7% from 2,056 in 2009 to 2,337 mmcf in 2010. The increase in natural gas sales volumes was primarily attributable to the acquisition of properties in the Barnett Shale on June 30, 2009 and the acquisition of Maecenas Minerals LLP on March 31, 2010.

Oil sales volumes attributable to our NPIs during the second quarter and first six months of 2010 were unchanged when compared to the same periods of 2009.  Natural gas sales volumes attributable to our NPIs during the second quarter and first six months of 2010 decreased from the same periods of 2009.  Second quarter sales volumes of 838 mmcf during 2010 were 7.2% less than 903 mmcf during 2009.  First six month sales volumes of 1,670 mmcf during 2010 were 6.7% less than 1,790 mmcf during 2009.  Both natural gas sales volume decreases were a result of natural reservoir decline.  Production sales volumes and prices from the Minerals NPI are excluded from the above table.  See “Overview” above.

The weighted average oil sales prices attributable to our interest in Royalty Properties increased 31.6% from $55.90/bbl during the second quarter of 2009 to $73.54/bbl during the second quarter of 2010 and increased 55.6% from $47.54/bbl during the first six months of

2009 to $73.95/bbl during the same period of 2010.  Second quarter weighted average natural gas sales prices from Royalty Properties increased 12.7% from $3.47/mcf during 2009 to $3.91/mcf during 2010.  The six months ended June 30 weighted average Royalty Properties natural gas sales prices increased 21.5% from $3.76/mcf during 2009 to $4.57/mcf during 2010.  Both oil and natural gas price changes resulted from changing market conditions.

Second quarter weighted average oil sales prices from the NPIs increased 24.4% from $55.70/bbl in 2009 to $69.27/bbl in 2010. The first six months NPIs’ oil sales prices increased 65.7% from $42.07/bbl in 2009 to $69.73/bbl in 2010.  Changing market conditions resulted in increased oil prices.  Weighted average natural gas sales prices attributable to the NPIs increased during the second quarter of 2010 and first six months of 2010 compared to the same periods of 2009.  Second quarter natural gas sales prices of $4.19/mcf in 2010 were 42.0% more than $2.95/mcf in 2009.  The six months ended June 30, 2010 natural gas prices increased 50.5% to $4.71/mcf from $3.13/mcf in the same period of 2009.  Natural gas sales price increases during the three- and six-month periods resulted from changing market conditions.

Our second quarter net operating revenues increased 47.2% from $9,684,000 during 2009 to $14,256,000 during 2010.  Net operating revenues for the first six months of 2010 increased 61.0% from $18,508,000 during 2009 to $29,795,000 during 2010. Both the quarterly and six-month increases resulted from increased gas and oil sales prices.

Costs and expenses increased 23.3% from $5,134,000 during the second quarter of 2009 to $6,330,000 during the second quarter of 2010, while six months ended June 30 costs and expenses increased 26.8% from $10,208,000 during 2009 to $12,945,000 during 2010.  The second quarter and six-month increase primarily resulted from increased depletion related to the Barnett Shale acquisition on June 30, 2009 and the Maecenas Minerals LLP acquisition on March 31, 2010, along with increased production tax on higher operating revenues in 2010.

Depletion and amortization increased 30.7% during the second quarter ended June 30, 2010 and 29.5% during the six months ended June 30, 2010 when compared to the same periods of 2009.  The increases from $3,473,000 and $6,773,000 during the second quarter and six months ended June 30, 2009, respectively, to $4,539,000 and $8,774,000 during the same periods of 2010 respectively, resulted primarily from a higher depletable base due to the June 30, 2009 acquisition of properties in the Barnett Shale and the March 31, 2010 Maecenas Minerals acquisition.

Second quarter net earnings allocable to common units increased 68.1% from $4,559,000 during 2009 to $7,662,000 during 2010.  First six months common unit net earnings increased 98.4% from $8,213,000 during 2009 to $16,296,000 during 2010.  Both increases are primarily the result of increased oil and natural gas sales prices.

Net cash provided by operating activities increased 72.7% from $7,776,000 during the second quarter of 2009 to $13,430,000 during the second quarter of 2010 and increased 41.4% from $19,511,000 for the first six months of 2009 to $27,585,000 during the same period of 2010.  Increases in both periods are primarily due to increased oil and natural gas sales prices.

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

Cash receipts attributable to our Royalty Properties during the 2010 second quarter totaled approximately $11,100,000. These receipts generally reflect oil sales during March through May 2010 and natural gas sales during February through April 2010.  The weighted average indicated prices for oil and natural gas sales during the 2010 second quarter attributable to the Royalty Properties were $76.66/bbl and $4.67/mcf, respectively.

Cash receipts attributable to our NPIs during the 2010 second quarter totaled approximately $2,700,000. These receipts reflect oil and natural gas sales from the properties underlying the NPIs generally during February through April 2010.  The weighted average indicated prices received during the 2010 second quarter for oil and natural gas sales were $72.67/bbl and $4.56/mcf, respectively.

We received cash payments of approximately $1,000,000 from various sources during the second quarter of 2010 including lease bonuses attributable to 37 consummated leases and pooling elections located in 11 counties and parishes in five states. The consummated leases reflected royalty terms ranging up to 25% and lease bonuses ranging up to $2,751/acre.

We received division orders for, or otherwise identified, 79 new wells completed on our Royalty Properties and NPIs located in 35 counties and parishes in eight states during the second quarter of 2010. The operating partnership elected to participate in five wells to be drilled on our NPIs located in three counties in Arkansas. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized in the tables below.

This table does not include wells drilled in the Fayetteville Shale trend as they are detailed in a subsequent discussion and table.

	County			DMLP	DMOLP		Test Rates per day
State	/Parish	Operator	Well Name	NRI(2)	WI(1)	NRI(2)	Gas, mcf	Oil, bbls
AR	Logan	Highland O&G	Gregory 4	--	3.125%	3.125%	920	--
AR	Logan	Highland O&G	Morris 2	--	3.125%	3.125%	225	--
AR	Yell	Ross Exploration	Fleming 1-21	--	1.942%	1.763%	1.070	--
LA	De Soto	Comstock O&G	HA RA SUA;Collins LA 15 HZ 2-Alt	2.734%	--	--	2,033	--
OK	Garvin	Cimarex Energy	Cole 2-5	1.363%	--	--	2,518	50
TX	Hidalgo	Dewbre Petroleum	E. E. Guerra #21	0.521%	--	--	4,304	--
TX	Starr	Cactus Rose, LLC	Guerra 2	7.041%	--	--	--	197
(1)	WI means the working interest owned by the operating partnership and subject to an NPI.
(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to an NPI.

FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS – We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin.  Two hundred thirty five wells have been permitted on the lands as of June 30, 2010.  Wells that have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number.  Available test results for new wells producing in the second quarter, along with ownership interests owned by us and interests owned by the operating partnership subject to the Minerals NPI, are summarized in the following table.

			DMLP	DMOLP		Gas Test Rates
County	Operator	Well Name	NRI(2)	WI(1)	NRI(2)	mcf per day
Conway	SEECO	Criswell 8-14 #1-29H20	1.563%	0.045%	0.034%	5,595
Conway	SEECO	Criswell 8-14 #3-29H32	0.170%	0.136%	0.102%	854
Conway	SEECO	John Wells 9-15 #4-2H35	0.450%	--	--	2,832
Conway	SEECO	John Wells 9-15 #5-2H35	0.424%	--	--	4,450
Conway	Chesapeake	Merideth 7-16 #2-2H	0.781%	--	--	7,257
Conway	SEECO	Roger Stratton 8-16 #1-35H	0.781%	--	--	3,339
Conway	SEECO	William Gray 7-15 #1-18H	0.781%	--	--	6,487
Faulkner	SEECO	Krisell Trust 7-14 #1-3H	2.355%	4.815%	3.663%	6,451
Faulkner	SEECO	McMillen 8-14 #1-35H26	0.781%	--	--	5,405
Van Buren	SEECO	Alice Mobbs 10-13 #1-19H	1.552%	1.242%	0.931%	6,450
Van Buren	SEECO	Alice Mobbs 10-13 #2-19H	0.882%	0.706%	0.529%	5,382
Van Buren	SEECO	Alice Mobbs 10-13 #3-19H30	0.074%	--	--	6,031
Van Buren	SEECO	Alice Mobbs 10-13 #4-19H30	0.011%	--	--	5,610
(1)	WI means the working interest owned by the operating partnership and subject to the Minerals NPI.
(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Minerals NPI.

Set forth below is a summary of all permitting, drilling and completion activity through June 30, 2010 for wells in which we have a royalty interest or NPI.  This includes wells subject to the Minerals NPI, which is currently in a deficit status.

	2004 through 2006	2007	2008	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Total to Date
New Well Permits(1)	12	35	71	19	21	22	14	22	19	235
Wells Spud	10	31	62	22	16	9	22	19	17	208
Wells Completed	6	23	56	13	14	15	16	16	17	176
Royalty Wells in Pay Status (2)	1	14	32	14	10	14	22	7	13	127
(1)	Excludes permits that expire undrilled.
(2)	Wells in pay status means wells for which revenue was initially received during the indicated period.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $670,000 in the second quarter from 112 wells.  Net cash receipts for the Minerals NPI Properties attributable to interests in these lands totaled approximately $537,000 in the second quarter from 68 wells.

BARNETT SHALE –- We own producing and nonproducing mineral and royalty interests located in Tarrant County, Texas. The properties consist of varying undivided mineral and overriding royalty interests in six tracts totaling approximately 1,820 acres in what is commonly referred to as the Core Area of the Barnett Shale Trend. All of the mineral interests were leased in 2003 to a predecessor of Chesapeake Energy Corporation, the current operator of and majority working interest owner in the properties. Approximately 577 acres of the subject lands are pooled into six units totaling 1,800 acres, approximately 1,129 acres are developed on a lease basis and the remaining lands are leased but not pooled or drilled upon. As of June 30, 2010, 37 wells were drilled from 11 padsites located on or adjacent to the properties, of which 29 wells were completed for production and eight were drilled but not yet completed or connected to a pipeline.  Permits to drill four additional wells on the properties had been issued by regulatory agencies.

HORIZONTAL BAKKEN, WILLISTON BASIN – We own varying undivided perpetual mineral interests totaling 70,390/7,602 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota.  Operators active in this area include Continental Resources, EOG Resources, Hess Corporation and Marathon Oil Company.  One hundred four wells have been permitted on these lands as of June 30, 2010.  In all cases we have elected not to lease our lands and not to pay our share of well costs thus becoming a non-consenting mineral owner.  According to North Dakota law, non-consenting owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs.  Once 150% payout occurs, the working interest will be owned by the operating partnership and will be subject to the Minerals NPI or the newly created Maecenas NPI. Non-consenting owners are not entitled to well data other than public information available from the North Dakota Industrial Commission.

Set forth below are totals and a summary of permitting, drilling and completion activity through June 30, 2010 for wells in which we have a royalty or NPI.

	2004 through 2006	2007	2008	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Total to Date
New Well Permits	3	15	46	0	6	0	17	6	9	102
Wells Spud	2	12	27	12	4	7	7	7	12	90
Wells Completed	2	7	23	9	9	9	4	9	0	72
Wells in Pay Status(1)	0	0	3	0	0	0	1	0	0	4
(1)	Wells in pay status means wells for which revenue was initially received during the indicated period.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $14,110,000 at June 30, 2010 and $10,124,000 at December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 5, 2010		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: August 5, 2010		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.2
Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Report on Form 10-K filed for the year ended December 31, 2002)

3.3
Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.4
Amended and Restated Limited Partnership Agreement of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

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