Form 10-Q
period 2010-09-30
DORCHESTER MINERALS LP
filed 2010-11-05
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For the Quarterly Period Ended September 30, 2010	Commission file number 000-50175

DORCHESTER MINERALS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	81-0551518 (I.R.S. Employer Identification No.)

3838 Oak Lawn Avenue, Suite 300, Dallas, Texas  75219
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (214) 559-0300

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

As of November 4, 2010, 30,675,431 common units of partnership interest were outstanding.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,354	$10,124
Trade and other receivables	5,779	5,419
Net profits interests receivable - related party	1,695	3,703
Prepaid expenses	12	-
Total current assets	23,840	19,246

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,190	327,069
Accumulated full cost depletion	(207,628)	(193,822)
Total	136,562	133,247

Leasehold improvements	512	512
Accumulated amortization	(292)	(256)
Total	220	256

Net property and leasehold improvements	136,782	133,503

Total assets	$160,641	$152,768

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,579	$529
Current portion of deferred rent incentive	39	39
Total current liabilities	1,618	568

Deferred rent incentive less current portion	139	169
Total liabilities	1,757	737

Commitments and contingencies (Note 2)

Partnership capital:
General partner	4,931	5,240
Unitholders	153,953	146,791
Total partnership capital	158,884	152,031

Total liabilities and partnership capital	$160,641	$152,768

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands except Earnings per Unit)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenues:
Royalties	$11,631	$8,450	$34,299	$23,481
Net profits interests	2,358	1,668	8,029	5,043
Lease bonus	2,417	531	3,817	620
Other	61	57	117	70

Total operating revenues	16,467	10,706	46,262	29,214

Costs and expenses:
Operating, including production taxes	1,100	1,017	3,247	2,600
Depletion and amortization	5,068	4,524	13,842	11,297
General and administrative expenses	782	771	2,806	2,623

Total costs and expenses	6,950	6,312	19,895	16,520

Operating income	9,517	4,394	26,367	12,694

Other income, net	19	21	27	218

Net earnings	$9,536	$4,415	$26,394	$12,912

Allocation of net earnings:
General partner	$335	$152	$897	$436

Unitholders	$9,201	$4,263	$25,497	$12,476

Net earnings per common unit (basic and diluted)	$0.30	$0.14	$0.84	$0.43
Weighted average common units outstanding	30,675	29,840	30,400	28,779

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Net cash provided by operating activities	$42,892	$28,692

Cash flows provided by investing activities:
Adjustment related to acquisition of natural gas properties	683	967
Capital expenditures	(119)	-

Total cash flows provided by investing activities	564	967

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(37,226)	(35,858)

Increase (decrease) in cash and cash equivalents	6,230	(6,199)

Cash and cash equivalents at beginning of period	10,124	16,211

Cash and cash equivalents at end of period	$16,354	$10,012

Non-cash investing and financing activities:

Value of units issued for natural gas properties acquired	$17,685	$36,496

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

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

2    Contingencies:  In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences.  Dorchester Minerals Operating LP, the operating partnership, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use.  On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead.  On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification.  On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments.  Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal.  On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  A hearing regarding the requested class action certification is set for late May, 2011.  No court hearing has been scheduled on the merits.  An adverse decision could reduce amounts we receive from the NPIs.

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

4    Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2006 have been:
	Per Unit Amount
	2010	2009	2008	2007	2006
First quarter	$0.449222	$0.401205	$0.572300	$0.461146	$0.729852
Second quarter	$0.412207	$0.271354	$0.769206	$0.473745	$0.778120
Third quarter	$0.471081	$0.286968	$0.948472	$0.560502	$0.516082
Fourth quarter		$0.321540	$0.542081	$0.514625	$0.478596

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units.  The third quarter 2010 distribution was paid today, November 4, 2010.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by February 15, 2011.

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

Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds working interest properties and a minor portion of mineral and royalty interest properties. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We directly and indirectly own a 96.97% net profits overriding royalty interest (referred to as NPI, or NPIs) in property groups made up of four NPIs created when we commenced operations in 2003, one immaterial deficit NPI subsequently created, and the Maecenas Minerals NPI created in 2010. We currently receive monthly payments equaling 96.97% of the preceding month’s net profits actually realized by the operating partnership from four of the property groups.  The purpose of such NPIs is to avoid the participation as a working interest or other cost-bearing owner that could result in unrelated business taxable income.  Net profits interest payments are not considered unrelated business taxable income for tax purposes.  One such NPI, referred to as the Minerals NPI, has continuously had costs that exceed revenues.  As of September 30, 2010, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the Minerals NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our general partner until the Minerals NPI recovers the deficit amount. Once in profit status, we will receive the NPI payments attributable to these properties. Our consolidated financial statements do not reflect activity attributable to properties subject to NPIs that are in a deficit status.  Consequently, NPI payments and production sales volumes and prices set forth in other portions of this quarterly report do not reflect amounts attributable to the Minerals NPI, which includes all of the operating partnership’s Fayetteville Shale working interest properties in Arkansas.

The following table sets forth receipts and disbursements attributable to the Minerals NPI:

	Minerals NPI Results (in Thousands)
	Cumulative Total at 12/31/09	Nine Months Ended 9/30/10	Cumulative Total at 9/30/10
Cash received for revenue	$17,624	$5,800	$23,424
Cash paid for operating costs	3,091	1,253	4,344
Cash paid for development costs	16,072	2,358	18,430
Budgeted capital expenditures	1,795	(301)	1,494
Net	$(3,334)	$2,490	$(844)

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

Results of Operations

Three and Nine Months Ended September 30, 2010 as compared to Three and Nine Months Ended September 30, 2009

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
Accrual basis sales volumes:	2010	2009	2010	2010	2009
Royalty properties gas sales (mmcf)	1,412	1,148	1,090	3,749	3,204
Royalty properties oil sales (mbbls)	82	71	87	244	225
NPI gas sales (mmcf)	856	915	838	2,526	2,705
NPI oil sales (mbbls)	2	3	3	7	9

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$4.11	$3.39	$3.91	$4.40	$3.63
Royalty properties oil sales ($/bbl)	$71.23	$63.94	$73.54	$73.04	$52.74
NPI gas sales ($/mcf)	$4.08	$3.04	$4.19	$4.50	$3.10
NPI oil sales ($/bbl)	$64.54	$58.76	$69.27	$68.06	$47.27

Accrual basis production costs deducted
under the NPIs ($/mcfe) (1)	$1.57	$1.45	$1.54	$1.60	$1.44
(1)	Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the third quarter were up 15.5% from 71 mbbls during the third quarter of 2009 to 82 mbbls in the same period of 2010. Oil sales volumes attributable to our Royalty Properties during the first nine months were up 8.4% at 244 mbbls in 2010 compared to 225 mbbls in 2009. Both increases were partially due to the acquisition of Maecenas Minerals LLP on March 31, 2010 and to activity in the Bakken Shale trend of North Dakota.  Natural gas sales volumes attributable to our Royalty Properties during the third quarter increased 23.0% from 1,148 mmcf in 2009 to 1,412 mmcf in 2010. Natural gas sales volumes attributable to our Royalty Properties during the first nine months increased 17.0% from 3,204 in 2009 to 3,749 mmcf in 2010. The increase in natural gas sales volumes was primarily attributable to the acquisition of properties in the Barnett Shale on June 30, 2009 and the acquisition of Maecenas Minerals LLP on March 31, 2010.

Oil sales volumes attributable to our NPIs during the third quarter and first nine months of 2010 were about the same when compared to the same periods of 2009.  Natural gas sales volumes attributable to our NPIs during the third quarter and first nine months of 2010 decreased from the same periods of 2009.  Third quarter sales volumes of 856 mmcf during 2010 were 6.4% less than 915 mmcf during 2009.  First nine month sales volumes of 2,526 mmcf during 2010 were 6.6% less than 2,705 mmcf during 2009.  Both natural gas sales volume decreases were a result of natural reservoir decline.  Production sales volumes and prices from the Minerals NPI are excluded from the above table.  See “Overview” above.

The weighted average oil sales prices attributable to our interest in Royalty Properties increased 11.4% from $63.94/bbl during the third quarter of 2009 to $71.23/bbl during the third quarter of 2010 and increased 38.5% from $52.74/bbl during the first nine months of 2009 to $73.04/bbl during the same period of 2010.  Third quarter weighted average natural gas sales prices from Royalty Properties increased 21.2% from $3.39/mcf during 2009 to $4.11/mcf during 2010.  The nine months ended September 30 weighted average Royalty Properties natural gas sales prices increased 21.2% from $3.63/mcf during 2009 to $4.40/mcf during 2010.  Both oil and natural gas price changes resulted from changing market conditions.

Third quarter weighted average oil sales prices from the NPIs increased 9.8% from $58.76/bbl in 2009 to $64.54/bbl in 2010. The first nine months NPIs’ oil sales prices increased 44.0% from $47.27/bbl in 2009 to $68.06/bbl in 2010.  Changing market conditions resulted in increased oil prices.  Weighted average natural gas sales prices attributable to the NPIs increased during the third quarter of 2010 and first nine months of 2010 compared to the same periods of 2009.  Third quarter natural gas sales prices of $4.08/mcf in 2010 were 34.2% higher than 2009 prices of $3.04/mcf.  The nine months ended September 30, 2010 natural gas prices increased 45.2% to $4.50/mcf from $3.10/mcf in the same period of 2009.  Natural gas sales price increases during the three- and nine-month periods resulted from changing market conditions.

Our third quarter net operating revenues increased 53.8% from $10,706,000 during 2009 to $16,467,000 during 2010.  Net operating revenues for the first nine months of 2010 increased 58.4% from $29,214,000 during 2009 to $46,262,000 during 2010. Both the quarterly and nine-month increases resulted primarily from increased oil and gas sales prices, along with increased lease bonus income from the Granite Wash Trend as discussed below.

Costs and expenses increased 10.1% from $6,312,000 during the third quarter of 2009 to $6,950,000 during the third quarter of 2010, while nine months ended September 30 costs and expenses increased 20.4% from $16,520,000 during 2009 to $19,895,000 during 2010.  The third quarter and nine-month increase primarily resulted from increased depletion related to the Barnett Shale acquisition on June 30, 2009 and the Maecenas Minerals LLP acquisition on March 31, 2010, along with increased production tax on higher operating revenues in 2010.

Depletion and amortization increased 12.0% during the third quarter ended September 30, 2010 and 22.5% during the nine months ended September 30, 2010 when compared to the same periods of 2009.  The increases from $4,524,000 and $11,297,000 during the third quarter and nine months ended September 30, 2009, respectively, to $5,068,000 and $13,842,000 during the same periods of 2010 respectively, resulted primarily from a higher depletable base due to the June 30, 2009 acquisition of properties in the Barnett Shale and the March 31, 2010 Maecenas Minerals acquisition.

Third quarter net earnings allocable to common units increased 115.8% from $4,263,000 during 2009 to $9,201,000 during 2010.  First nine months common unit net earnings increased 104.4% from $12,476,000 during 2009 to $25,497,000 during 2010.  Both increases are primarily the result of increased oil and natural gas sales prices, along with increased lease bonus income related to the Granite Wash Trend.

Net cash provided by operating activities increased 66.7% from $9,181,000 during the third quarter of 2009 to $15,307,000 during the third quarter of 2010 and increased 49.5% from $28,692,000 for the first nine months of 2009 to $42,892,000 during the same period of 2010.  Increases in both periods are primarily due to increased oil and natural gas sales prices and lease bonus income.

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

Cash receipts attributable to our Royalty Properties during the 2010 third quarter totaled approximately $10,700,000. These receipts generally reflect oil sales during June through August 2010 and natural gas sales during May through July 2010.  The weighted average indicated prices for oil and natural gas sales during the 2010 third quarter attributable to the Royalty Properties were $70.18/bbl and $4.06/mcf, respectively.

Cash receipts attributable to our NPIs during the 2010 third quarter totaled approximately $2,600,000. These receipts reflect oil and natural gas sales from the properties underlying the NPIs generally during May through July 2010.  The weighted average indicated prices received during the 2010 third quarter for oil and natural gas sales were $66.06/bbl and $4.34/mcf, respectively.

We received cash payments of approximately $2,800,000 from various sources during the third quarter of 2010 attributable to 30 consummated leases and pooling elections located in 11 counties and parishes in five states. The consummated leases reflected royalty terms ranging up to 25% and lease bonuses ranging up to $5,010/acre, including bonus payments totaling $2,600,000 for leases located in the Granite Wash Trend primarily in Wheeler County, Texas.

We received division orders for, or otherwise identified, 98 new wells completed on our Royalty Properties and NPIs located in 34 counties and parishes in eight states during the third quarter of 2010. The operating partnership elected to participate in 22 wells to be drilled on our NPIs located in four counties in two states. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized in the tables below.

This table does not include wells drilled in the Fayetteville Shale trend as they are detailed in a subsequent discussion and table.

	County			DMLP	DMOLP		Test Rates per day
State	/Parish	Operator	Well Name	NRI(2)	WI(1)	NRI(2)	Gas, mcf	Oil, bbls
ND	Mountrail	Fidelity Expl. & Prod	Deadwood Canyon Ranch #11-33H	0.999%	--	--	777	707
ND	Mountrail	Fidelity Expl. & Prod	Deadwood Canyon Ranch #11-32H	1.038%	--	--	904	706
ND	Mountrail	Fidelity Expl. & Prod	Deadwood Canyon Ranch #11-34H	2.011%	--	--	997	636
TX	Crockett	Walter Oil & Gas Corp.	Elliott, M #2H	--	3.014%	3.014%	1,265	--
TX	Hidalgo	Shell Expl. & Prod.	Woods Christian #48	2.734%	--	--	1,518	--
TX	San Jacinto	Famcor Oil, Inc.	Vann #3	2.500%	--	--	1,700	--
TX	Tarrant	Chesapeake Oper.	Duck Lake #8H	17.063%	--	--	3,971	--
TX	Wood	Energy Prod. Corp.	SASI Ranch #2 SX	3.223%	--	--	115	421
(1)	WI means the working interest owned by the operating partnership and subject to an NPI.
(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to an NPI.

FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS – We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin.  Two hundred fifty two wells have been permitted on the lands as of September 30, 2010.  Wells that have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number.  Available test results for new wells producing in the third quarter, along with ownership interests owned by us and interests owned by the operating partnership subject to the Minerals NPI, are summarized in the following table.

			DMLP	DMOLP		Gas Test Rates
County	Operator	Well Name	NRI(2)	WI(1)	NRI(2)	mcf per day
Conway	SEECO	Bryant 9-15 #5-32H30	5.013%	5.003%	3.816%	5,385
Conway	Chesapeake	Govan 7-15 #1-6H	2.263%	4.237%	3.187%	4,015
Conway	Chesapeake	Collinsworth 7-16 #3-10H	2.305%	--	--	3,536
Van Buren	SEECO	Betty Graddy Trust 10-12 #7-15H16	1.479%	2.366%	1.775%	4,267
Van Buren	SEECO	Breeding 9-13 #3-25H24	1.134%	--	--	4,877
Van Buren	XTO Energy	Roe Reynolds 9-12 #1-27H22	3.291%	3.510%	2.633%	2,015
(1)	WI means the working interest owned by the operating partnership and subject to the Minerals NPI.
(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Minerals NPI.

Set forth below is a summary of all permitting, drilling and completion activity through September 30, 2010 for wells in which we have a royalty interest or NPI.  This includes wells subject to the Minerals NPI, which is currently in a deficit status.

	2004 through 2006	2007	2008	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010	Total to Date
New Well Permits(1)	12	35	66	19	17	20	13	23	19	28	252
Wells Spud	10	31	62	22	16	10	22	22	15	13	223
Wells Completed	6	23	56	13	14	15	16	16	28	16	203
Royalty Wells in Pay Status (2)	0	6	30	13	9	14	19	3	12	15	121
(1)	Excludes permits that expire undrilled.
(2)	Wells in pay status means wells for which revenue was initially received during the indicated period.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $661,000 in the third quarter from 130 wells.  Net cash receipts for the Minerals NPI Properties attributable to interests in these lands totaled approximately $514,000 in the third quarter from 75 wells.

BARNETT SHALE –- We own producing and nonproducing mineral and royalty interests located in Tarrant County, Texas. The properties consist of varying undivided mineral and overriding royalty interests in six tracts totaling approximately 1,820 acres in what is commonly referred to as the Core Area of the Barnett Shale Trend. All of the mineral interests were leased in 2003 to a predecessor of Chesapeake Energy Corporation, the current operator of and majority working interest owner in the properties. Approximately 577 acres of the subject lands are pooled into six units totaling 1,800 acres, approximately 1,129 acres are developed on a lease basis and the remaining lands are leased but not pooled or drilled upon. As of September 30, 2010, 39 wells were drilled from 11 padsites located on or adjacent to the properties, of which 30 wells were completed for production and nine were drilled but not yet completed or connected to a pipeline.  Permits to drill four additional wells on the properties had been issued by regulatory agencies.

HORIZONTAL BAKKEN, WILLISTON BASIN – We own varying undivided perpetual mineral interests totaling 70,390/7,602 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota.  Operators active in this area include Continental Resources, EOG Resources, Hess Corporation and Marathon Oil Company.  One hundred nine wells have been permitted on these lands as of September 30, 2010.  In most cases we have elected not to lease our lands and not to pay our share of well costs thus becoming a non-consenting mineral owner.  According to North Dakota law, non-consenting owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs.  Once 150% payout occurs, the working interest will be owned by the operating partnership and will be subject to the Minerals NPI or the newly created Maecenas NPI. Non-consenting owners are not entitled to well data other than public information available from the North Dakota Industrial Commission.

Set forth below are totals and a summary of permitting, drilling and completion activity through September 30, 2010 for wells in which we have a royalty or NPI.

	2004 through 2006	2007	2008	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010	Total to Date
New Well Permits	3	15	45	0	5	0	17	6	13	5	109
Wells Spud	2	12	27	13	4	6	7	7	14	11	103
Wells Completed	2	7	23	9	10	9	4	9	5	1	79
Wells in Pay Status(1)	0	0	3	0	0	0	1	0	0	0	4
(1)	Wells in pay status means wells for which revenue was initially received during the indicated period.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $16,354,000 at September 30, 2010 and $10,124,000 at December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 4, 2010		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: November 4, 2010		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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