Form 10-K
period 2010-12-31
DORCHESTER MINERALS LP
filed 2011-02-24
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period from to

Commission File Number: 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-0551518
(State of incorporation)	(I.R.S. employer identification number)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $619,551,146 as of June 30, 2010, based on $25.53 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 24, 2011: 30,675,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2011 Annual Meeting of Unitholders to be held on May 11, 2011, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2010.

PART I.

ITEM 1.	BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003 upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership, and Republic and Spinnaker were private Texas limited partnerships. Our common units are listed on the NASDAQ Global Select Market. American Stock Transfer & Trust Company is our registrar and transfer agent and its address and telephone number is 59 Maiden Lane, New York, NY 10038, (800) 937-5449. Our executive offices are located at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, 75219-4541, and our telephone number is (214) 559-0300. We have established an Internet website at www.dmlp.net that contains the last annual meeting presentation and a link to the NASDAQ website. You may obtain all current filings free of charge at the NASDAQ website by clicking “Real-Time SEC Filings.” We will provide electronic or paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) free of charge upon written request at our executive offices. In this report, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

Our general partner is Dorchester Minerals Management LP, which is managed by its general partner, Dorchester Minerals Management GP LLC. As a result, the Board of Managers of Dorchester Minerals Management GP LLC exercises effective control of our Partnership. In this report, the term “general partner” is used as an abbreviated reference to Dorchester Minerals Management LP. Our general partner also controls and owns, directly and indirectly, all of the partnership interests in Dorchester Minerals Operating LP and its general partner. Dorchester Minerals Operating LP owns working interests and other properties underlying our Net Profits Interests (or “NPIs”), provides day-to-day operational and administrative services to us and our general partner, and is the employer of all the employees who perform such services. In this report, the term “operating partnership” is used as an abbreviated reference to Dorchester Minerals Operating LP.

Our general partner and the operating partnership are Delaware limited partnerships, and the general partners of their general partners are Delaware limited liability companies. These entities and our Partnership were initially formed in December 2001 in connection with the combination. Our wholly owned subsidiary, Dorchester Minerals Oklahoma LP and its general partner are Oklahoma entities that acquired our wholly owned acquisition subsidiary and its general partner by merger on December 31, 2009. On March 31, 2010, we formed a new subsidiary, and it acquired all of the outstanding partnership interests in Maecenas Minerals LLP, a Texas limited liability partnership.

Our business may be described as the acquisition, ownership and administration of Royalty Properties and NPIs. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership.

Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from the Royalty Properties and the NPIs less certain expenses and reasonable reserves.

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our general partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 20% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have an effective registration statement on Form S-4 registering 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, 2,565,000 units remain available.

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

Since 2004 the operating partnership has sold most of its natural gas production to a Williams entity (currently Williams Gas Marketing, Inc.) on a daily market price basis using a yearly contract that will continue through October 2011. The operating partnership frequently reviews alternative gas purchasers. We believe that the loss of Williams by the operating partnership or the loss of any single customer would not have a material adverse effect on us due to alternative purchasers.

Competition

The energy industry in which we compete is subject to intense competition among many companies, both larger and smaller than we are, many of which have financial and other resources greater than we have.

Business Opportunities Agreement

Pursuant to a business opportunities agreement among us, our general partner, the general partner of our general partner, the owners of the general partner of our general partner (the “GP Parties”), and, in their individual capacities as officers of the general partner of our general partner, William Casey McManemin, James E. Raley and H.C. Allen, Jr., we have agreed that, except with the consent of our general partner, which it may withhold in its sole discretion, we will not engage in any business not permitted by our partnership agreement, and we will have no interest or expectancy in any business opportunity that does not consist exclusively of the oil and natural gas business within a designated area that includes portions of Texas County, Oklahoma and Stevens County, Kansas. All opportunities that are outside the designated area or are not oil and natural gas business activities, are called renounced opportunities.

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

Employees

As of February 24, 2011, the operating partnership had 20 full-time employees in our Dallas, Texas office and seven full-time employees in field locations.

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

We do not control operations and development of the Royalty Properties or the properties underlying the NPIs that the operating partnership does not operate, which could impact the amount of our cash distributions.

As the owner of a fractional undivided mineral or royalty interest, we do not control the development of the Royalty or NPI properties or the volumes of oil and natural gas produced from them, and our ability to influence development of nonproducing properties is severely limited. Also, since one of our stated business objectives is to avoid the generation of unrelated business taxable income, we are prohibited from participation in the development of our properties as a working interest or other expense-bearing owner. The decision to explore or develop these properties, including infill drilling, exploration of horizons deeper or shallower than the currently producing intervals, and application of enhanced recovery techniques will be made by the operator and other working interest owners of each property (including our lessees) and may be influenced by factors beyond our control, including but not limited to oil and natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

Our unitholders are not able to influence or control the operation or future development of the properties underlying the NPIs. The operating partnership is unable to influence significantly the operations or future development of properties that it does not operate. The operating partnership and the other current operators of the properties underlying the NPIs are under no obligation to continue operating the underlying properties. The operating partnership can sell any of the properties underlying the NPIs that it operates and relinquish the ability to control or influence operations. Any such sale or transfer must also simultaneously include the NPIs at a corresponding price. Our unitholders do not have the right to replace an operator.

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

The operating partnership may transfer or abandon properties that are subject to the NPIs.

Our general partner, through the operating partnership, may at any time transfer all or part of the properties underlying the NPIs. Our unitholders are not entitled to vote on any transfer; however, any such transfer must also simultaneously include the NPIs at a corresponding price.

The operating partnership or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the NPIs relating to the abandoned well.

Cash distributions are affected by production and other costs, some of which are outside of our control.

The cash available for distribution that comes from our royalty and mineral interests, including the NPIs, is directly affected by increases in production costs and other costs. Some of these costs are outside of our control, including costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as drilling additional wells in response to the drilling activity of others.

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

The timing and size of maintenance, development or exploration projects will depend on the market prices of oil and natural gas and on other factors beyond our control. Many of the decisions regarding implementation of such projects, including drilling or exploration on any unleased and undeveloped acreage, will be made by third parties. In addition, development possibilities by the operating partnership in the Hugoton field are limited by the developed nature of that field and by regulatory restrictions.

Our ability to increase reserves through future acquisitions is limited by restrictions on our use of cash and limited partnership interests for acquisitions and by our general partner’s obligation to use all reasonable efforts such as NPIs to avoid unrelated business taxable income. In addition, the ability of affiliates of our general partner to pursue business opportunities for their own accounts without tendering them to us in certain circumstances may reduce the acquisitions presented to us for consideration.

Drilling activities on our properties may not be productive, which could have an adverse effect on future results of operations and financial condition.

The operating partnership may undertake drilling activities in limited circumstances on the properties underlying the NPIs, and third parties may undertake drilling activities on our other properties. Any increases in our reserves will come from such drilling activities or from acquisitions.

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

Future drilling activities on our properties may not be successful. If these activities are unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. In addition, under the terms of the NPIs, the costs of unsuccessful future drilling on the working interest properties that are subject to the NPIs will reduce amounts payable to us under the NPIs by 96.97% of these costs.

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

The vast majority of the properties subject to the NPIs are geographically concentrated, which could cause net proceeds payable under the NPIs to be impacted by regional events.

The vast majority of the properties subject to the NPIs are all natural gas properties that are located almost exclusively in the Hugoton field in Oklahoma and Kansas. Because of this geographic concentration, any regional events, including natural disasters that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact the net proceeds payable under the NPIs more than if the properties were more geographically diversified.

The number of prospective natural gas purchasers and methods of delivery are considerably less than would otherwise exist from a more geographically diverse group of properties. As a result, natural gas sales after gathering and compression tend to be sold to one buyer in each state, thereby increasing credit risk.

Under the terms of the NPIs, much of the economic risk of the underlying properties is passed along to us.

Under the terms of the NPIs, virtually all costs that may be incurred in connection with the properties, including overhead costs that are not subject to an annual reimbursement limit, are deducted as production costs or excess production costs in determining amounts payable to us. Therefore, to the extent of the revenues from the burdened properties, we bear 96.97% of the costs of the working interest properties. If costs exceed revenues, we do not receive any payments under the NPIs. However, except as described below, we are not required to pay any excess costs.

The terms of the NPIs provide for excess costs that cannot be charged currently because they exceed current revenues to be accumulated and charged in future periods, which could result in us not receiving any payments under the NPIs until all prior uncharged costs have been recovered by the operating partnership.

Damages associated with the production and gathering of our oil and natural gas properties could affect our cash flow.

The operating partnership owns and operates gathering systems and compression facilities. Casualty losses or damages from these operations would be production costs under the terms of the NPIs and could adversely affect our cash flow.

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

Neither we nor the operating partnership are fully insured against certain risks, either because such insurance is not available or because of high premium costs. Operations that affect the properties are subject to all of the risks normally incident to the oil and natural gas business, including blowouts, cratering, explosions and pollution and other environmental damage, any of which could result in substantial decreases in the cash flow from our royalty interests and other interests due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Any uninsured costs relating to the properties underlying the NPIs will be deducted as a production cost in calculating the net proceeds payable to us.

Governmental policies, laws and regulations could have an adverse impact on our business and cash distributions.

Our business and the properties in which we hold interests are subject to federal, state and local laws and regulations relating to the oil and natural gas industry as well as regulations relating to safety matters. These laws and regulations can have a significant impact on production and costs of production. For example, both

Oklahoma and Kansas, where properties that are subject to the NPIs are located, have the ability, directly or indirectly, to limit production from those properties, and such limitations or changes in those limitations could negatively impact us in the future.

As another example, Oklahoma regulations currently require administrative hearings to change the concentration of the operating partnership’s gas production wells from one well for each 640 acres in the Guymon-Hugoton field. Previously, certain interested parties have sought regulatory changes in Oklahoma for “infill,” or increased density drilling similar to that which is available in Kansas, which allows one well for each 320 acres. Should Oklahoma change its existing regulations to readily permit infill drilling, it is possible that a number of producers will commence increased density drilling in areas adjacent to the properties in Oklahoma that are subject to the NPIs. If the operating partnership or other operators of our properties do not do the same, our production levels relating to these properties may decrease, or mineral owners may demand increased density drilling. Capital expenditures relating to increased density on the properties underlying the NPIs would be deducted from amounts payable to us under the NPIs.

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

During the last Congressional Session, several bills were proposed that would have subjected the process of hydraulic fracturing to regulation under the Safe Drinking Water Act. Similar legislation may be proposed by the current Congress. In addition, the EPA’s Office of Research and Development (ORD) is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The ORD expects to have the initial study results available by late 2012. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate production. The use of hydraulic fracturing is necessary to produce commercial quantities of crude oil and natural gas from many reservoirs. Although it is not possible at this time to predict the final outcome of the ORD’s study and any resulting legislation, any new federal restrictions on hydraulic fracturing could significantly increase operating, capital and compliance costs. Such cost increases could delay or restrict development by operators of our oil and natural gas properties.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.

To date, Congress has not passed a bill specifically addressing greenhouse gas (GHG) regulation. However, the EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has issued final regulations requiring petroleum and natural gas operators meeting a certain emission threshold to report their greenhouse gas emissions to the EPA. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. Although it is not possible at this time to predict whether or when Congress may act on climate change legislation, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require the operating partnership and oil and natural gas operators that develop our properties to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas produced from our properties.

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

Our general partner may withdraw or transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Other than some transfer restrictions agreed to among the owners of our general partner relating to their interests in our general partner, there is no restriction in our partnership agreement or otherwise for the benefit of our limited partners on the ability of the owners of our general partner to transfer their ownership interests to a third party. The new owner of the general partner would then be in a position to replace the management of our Partnership with its own choices.

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

If we were taxable as a corporation for federal income tax purposes, we may also be subject to additional state-level corporate income or franchise taxes.

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

Tax consequences of certain NPIs are uncertain.

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

The Internal Revenue Code requires that income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for a partnership interest in the partnership must be allocated so that the contributing partner is charged with, or benefits from, unrealized gain or unrealized loss, referred to as “Built-in Gain” and “Built-in Loss,” respectively, associated with the property at the time of its contribution to the partnership. Our partnership agreement provides that the adjusted tax basis of the oil and natural gas properties contributed to us is allocated to the contributing partners for the purpose of separately determining depletion deductions. Any gain or loss resulting from the sale of property contributed to us will be allocated to the partners that contributed the property, in proportion to their percentage interest in the contributed property, to take into account any Built-in Gain or Built-in Loss. This method of allocating Built-in Gain and Built-in Loss is not specifically permitted by United States Treasury regulations, and the IRS may challenge this method. Such a challenge, if successful, could cause our unitholders to recognize more taxable income or less taxable loss on an ongoing basis in respect of their common units.

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

If our transfer agent or any other nominee holding common units on behalf of a partner is not timely notified of a sale or other transfer of common units, and a proper transfer of ownership is not recorded on the appropriate books and records, some distributions and federal income tax information or reports with respect to these common units may not be made or provided to the transferee of the units and may instead continue to be made or provided to the original transferor. Notwithstanding a transferee’s failure to receive distributions and federal income tax information or reports from us with respect to these units, the IRS may contend that such transferee is a partner for federal income tax purposes and that some allocations of income, gain, loss or deduction by us should have been reported by such transferee. Alternatively, the IRS may contend that the transferor continues to be a partner for federal income tax purposes and that allocations of income, gain, loss or deduction by us should have been reported by such transferor. If the transferor is not treated as a partner for federal income tax purposes, any cash distributions received by such transferor with respect to the transferred units following the transfer would be fully taxable as ordinary income to the transferor.

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

The Proposed Fiscal Year 2011and 2012 Federal Budgets include proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration activities. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the repeal of the domestic manufacturing tax deduction for oil and natural gas companies, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available to our unitholders and to oil and natural gas operators that we rely upon to develop our properties. Such legislation or changes could negatively impact both our unitholders and our Partnership financially.

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

Facilities

Our office in Dallas consists of 11,847 square feet of leased office space. The operating partnership owns a field office in Hooker, Oklahoma.

Properties

We own two categories of properties: Royalty Properties and Net Profits Interests (“NPIs”).

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

Acreage Summary

The following table sets forth as of December 31, 2010, a summary of our gross and net, where applicable, acres of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	17	17	8	25
Number of Counties/Parishes	465	190	137	34	574
Gross Acres	2,308,024	616,541	208,755	36,527	3,119,528
Net Acres (where applicable)	377,707	—	—	—	377,707

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

The following table sets forth, as of December 31, 2010, the combined summary of total gross and net (where applicable) acres of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net
Alabama	105,192	7,794
Arkansas	47,219	15,646
California	1,451	162
Colorado	22,880	1,424
Florida	88,832	25,267
Georgia	3,676	1,285
Illinois	4,729	885
Indiana	303	142
Kansas	13,981	2,388
Kentucky	1,995	678
Louisiana	131,075	2,520
Michigan	54,234	2,623
Mississippi	72,026	8,622

State	Gross	Net
Missouri	344	43
Montana	281,890	62,850
Nebraska	3,360	287
New Mexico .	42,410	2,814
New York	23,077	18,863
North Dakota	292,771	46,073
Oklahoma	230,400	16,973
Pennsylvania .	9,513	5,631
South Dakota	14,407	1,266
Texas	1,641,199	151,955
Utah	5,937	200
Wyoming	26,627	1,316

Leasing Activity

The operating partnership and we received cash payments in the amount of $3,862,000 during 2010 attributable to lease bonus on 97 leases and six pooling elections in lands located in 32 counties and parishes in eight states. These leases reflected bonus payments ranging up to $5,010/acre and initial royalty terms ranging up to 26%.

The operating partnership and we received cash payments in the amount of $22,000 during the fourth quarter of 2010 attributable to lease bonus on nine leases of our interests in lands located in five counties and parishes in four states. These leases reflected bonus payments ranging up to $2,000/acre and initial royalty terms ranging up to 25%.

The following table sets forth a summary of leases and pooling elections consummated during 2008 through 2010.

	2010	2009	2008
Consummated Leases
Number	103	53	51
Number of States	8	4	4
Number of Counties	32	22	19
Average Royalty	24.8%	23.4%	25.0%
Average Bonus, $/acre	$1,705	$565	$398
Total Lease Bonus—cash basis	$3,862,000	$663,000	$441,000

Amounts reflected above may differ from our consolidated financial statements, which are presented on an accrual basis. Some activity may be in Net Profits Interests income. Average royalty and average bonus exclude amounts attributable to pooling elections. Payments received for gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our consolidated financial statements in various categories including, but not limited to, other operating revenues and other income.

Net Profits Interests

We own net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by the operating partnership. We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event costs exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and carried over and reflected in the following month’s calculation of net profit.

We own six separate NPIs. Four were created in connection with the combination in 2003, one immaterial Net Profits Interest was subsequently created and is currently in deficit, and one was acquired with the acquisition of Maecenas Minerals LLP on March 31, 2010. Four of these NPIs have been in a continuous profit status other than temporary deficits in that revenues have exceeded costs and cash payments have been made by the operating partnership to us each quarter. The purpose of such NPIs is to avoid the participation as a working interest or other cost-bearing owner that could result in unrelated business taxable income. Net profits interest payments are not considered unrelated business taxable income for tax purposes. The Net Profits Interest referred to as the Minerals NPI has continuously had costs that exceed revenues. As of December 31, 2010, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the Minerals NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our general partner until the Minerals NPI recovers the deficit amount. Once in profit status, we will receive the Net Profits Interest payments attributable to these properties. Our consolidated financial statements do not reflect activity attributable to properties subject to NPIs that are in a deficit status. Consequently, net profits interest payments, production sales volumes and prices, and oil and natural gas reserves set forth in other portions of this annual report do not reflect amounts attributable to the Minerals NPI, which includes all of the operating partnership’s Fayetteville Shale working interest properties in Arkansas.

The following tables set forth cash receipts and disbursements, production volumes and reserves attributable to the Minerals NPI from inception through 2005 and the calendar years 2006 through 2010.

	Minerals NPI Cash Basis Results Year Ended December 31, (in Thousands)
	Inception Through 2005	2006	2007	2008	2009	2010	Total
Cash received for revenue	$2,458	$2,487	$3,255	$6,016	$3,408	$7,901	$25,525
Cash paid for operating costs	400	452	521	853	865	1,732	4,823
Cash paid for development costs	2,620	1,691	2,635	4,778	4,348	3,249	19,321
Budgeted capital expenditures				905	890	2,630	4,425

Net cash (paid) received	$(562)	$344	$99	$(520)	$(2,695)	$290	$(3,044)

Cumulative NPI Deficit	$(562)	$(218)	$(119)	$(639)	$(3,334)	$(3,044)

The revenue amounts, the production volumes, and the proved reserves presented include only properties producing revenue. The development cost amounts pertain to more properties than the properties producing revenue due to timing differences between operating partnership expenditures and oil and natural gas production and payments to the operating partnership.

	Minerals NPI Cash Basis Production Year ended December 31,
	Inception through 2005	2006	2007	2008	2009	2010	Total
Natural Gas mcf	264,824	190,903	291,278	418,743	596,341	957,176	2,719,265
Oil & Condensate bbl	14,549	17,447	19,662	22,480	21,104	53,369	148,611

Indicated Gas Price, $/mcf		$7.26	$6.58	$8.55	$3.74	$4.13	$5.45
Indicated Oil/Cond. Price, $/bbl		$61.05	$62.93	$100.98	$48.80	$71.52	$68.08

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

All Proved Developed and Located in the United States	Minerals NPI Reserves Year ended December 31,
	2004	2005	2006	2007	2008	2009	2010
Proved Reserves
Natural Gas (mmcf)(1)	273	313	532	1,442	1,993	3,016	4,260
Oil & Condensate (mbbls)(1)	7	32	46	34	65	65	178

Future Net Revenues ($ in thousands)(1)	$1,352	$3,399	$4,309	$10,523	$9,341	$8,950	$30,353
Standardized Measure ($ in thousands)(1)	$1,033	$2,655	$3,405	$7,253	$6,533	$6,451	$14,025

(1)	Based on 12-month unweighted arithmetic average of the first day-of-the-month price of oil and natural gas in 2009 forward, otherwise based on year-end pricing of oil and natural gas

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

The Minerals NPI includes numerous opportunities for the operating partnership to participate as a working interest owner in drilling activity on lands in which we owned a mineral or royalty interest as of the date such Minerals NPI was created. Most of these opportunities are evidenced by a contractual option, but not the obligation, to participate in activity located in defined lands and leases, although some arise by non-contractual means or by operation of law. With regard to the opportunities evidenced by a contractual option, the operating partnership’s decision to exercise these options and participate as a working interest owner is made on a well-by-well basis and only in the event a third party proposes to drill a well subject to the contractual option. With regard to the opportunities to participate as a working interest owner that arise non-contractually or by operation of law, we obtain or are provided those opportunities due to the actions of persons that we do not control. Thus, we are unable to project when wells may be drilled, whether the operating partnership may elect to participate, or otherwise end up participating, in such drilling or the magnitude of the corresponding investment, either individually or in the aggregate, with respect to the Minerals NPI. In the event the operating partnership does elect to participate pursuant to these options, or otherwise ends up so participating per force of certain non-contractual relationships or by operation of law, the Minerals NPI deficit balance is likely to increase. Regardless of the operating partnership’s future voluntary or involuntary participation, we believe initial net profits interest payments made upon the Minerals NPI’s first reaching profit status, if any, will be insignificant due to our expectation that the operating partnership will continue to incur development expenditures for at least the next five years. See the discussion under “Drilling Activity” below for additional information on some of these working interest participation options and possibilities.

Acreage Summary

The following tables set forth, as of December 31, 2010, information concerning properties owned by the operating partnership and subject to the NPIs, including the Minerals NPI properties. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership’s interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories. In addition to amounts listed below, the operating partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold	Total
Number of States	12	2	6	12
Number of Counties/Parishes	60	2	13	66
Gross Acres	49,188	640	110,673	160,501
Net Acres	7,260	—	84,272	91,532

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	11,200	955	80,181	74,056	91,381	75,011
Kansas	640	20	7,035	7,035	7,675	7,055
Arkansas	679	308	19,787	2,637	20,466	2,945
All Others	37,309	5,977	3,670	544	40,979	6,521

Totals	49,828	7,260	110,673	84,272	160,501	91,532

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

Costs Incurred

The following table sets forth information regarding 100% of the costs incurred on a cash basis by the operating partnership during the periods indicated in connection with the properties underlying the NPIs.

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Acquisition costs	$—	$—	$—
Development costs(1)	3,268	4,377	5,315

Total	$3,268	$4,377	$5,315

(1)	The years ended December 31, 2008, 2009 and 2010 include $4,793,000, $4,348,000 and $3,249,000, respectively, attributable to NPIs not yet in pay status.

Productive Well Summary

The following table sets forth, as of December 31, 2010, the combined number of producing wells on the properties subject to the NPIs, including the Minerals NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	201	120.3
Kansas	20	20.0
All others	323	15.3

Total	544	155.6

(1)	Multiple well units operated by someone other than the operating partnership and in which we own NPIs are included as one gross well.

Drilling Activity

We received division orders for or otherwise identified 348 new wells completed on our Royalty Properties in 10 states during 2010. Fifty-seven new wells were completed on our NPI properties in 2010. We identified eight wells that were completed in prior years, and an additional 20 wells were in various stages of drilling or completion operations at year-end. Selected new wells and the royalty interests owned by us and the working and net revenue interests owned by the operating partnership are summarized below.

This table does not include wells drilled in the Fayetteville Shale trend as they are detailed in a subsequent discussion and table.

				DMLP NRI(2)	DMOLP		Test Rates per day
ST	County/ Parish	Operator	Well Name		WI(1)	NRI(2)	Gas, mcf	Oil, bbls
AR	Logan	Highland Oil & Gas	Gregory #4		3.125%	3.125%	1,355
AR	Logan	SEECO	Johns #2-4H3		3.084%	3.084%	11,289
AR	Logan	Highland Oil & Gas	Morris #2		3.125%	3.125%	1,359
LA	De Soto	Comstock Oil & Gas	HA RA SUA; Collins LA 15 HZ 2-Alt	2.734%			2,033
MT	Richland	Continental Resources	Carda #3-28H		6.250%	5.938%	91	226
ND	Dunn	ConocoPhillips	Intervale 41-35H	3.728%			257	823
ND	Mountrail	Fidelity Expl & Prod	Deadwood Canyon Ranch 11-33H	0.999%			707	777
ND	Mountrail	Fidelity Expl & Prod	Deadwood Canyon Ranch 44-32H	1.038%			706	904
ND	Mountrail	Fidelity Expl & Prod	Deadwood Canyon Ranch 44-34H	2.011%			636	997
ND	Williams	Brigham Oil & Gas	Owan-Nehring 27-34 1H	0.306%			1,787	2,215
OK	Caddo	St. Mary Land & Expl.	Reiss Trust #1-16		1.319%	1.319%	8,496
TX	Crockett	Walter Oil & Gas Corp.	Elliott, M #2H		3.301%	3.301%	1,265
TX	Dawson	Fasken Oil and Ranch	Jacksonville College “9” #1	6.250%			73	147
TX	Hidalgo	Shell Expl & Prod	Woods Christian #48	2.734%			1,518
TX	San Jacinto	Famcor Oil, Inc.	Vann #3	2.500%			1,700
TX	Starr	RAM Operating	Garza Hitchcock #19	2.653%			2,187
TX	Starr	Cactus Rose, LLC	Guerra #2	7.041%				197
TX	Tarrant	Chesapeake Operating	Duck Lake #8H	17.063%			3,971
TX	Tarrant	Chesapeake Operating	Duck Lake #10H	17.063%			3,456
TX	Tarrant	Chesapeake Operating	Duck Lake #11H	17.063%			3,507
TX	Wood	Energy Prod Corp.	SASI Ranch #2 SX	3.223%			115	421

(1)	WI means the working interest owned by the operating partnership and subject to the Net Profits Interest.

(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Net Profits Interest.

Additional information concerning selected recent activity is summarized below:

Fayetteville Shale Trend of Northern Arkansas—We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Two hundred eighty-nine wells have been permitted on the lands as of December 31, 2010, of which the operating partnership has an interest in 182. In total, 254 wells had been spud, 219 had been completed as producers and 20 were in various stages of drilling or completion operations. Wells that have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number. Available test results for wells completed in 2010, along with ownership interests owned by us and interests owned by the operating partnership subject to the Minerals NPI, are summarized in the following table.

			DMLP NRI(2)	DMOLP		Gas Test Rates Mcf per day
County	Operator	Well Name		WI(1)	NRI(2)
Conway	SEECO	Bryant 9-15 #5-32H30	4.793%	4.722%	3.579%	5,385
Conway	SEECO	Criswell 8-14 #2-29H	1.563%	1.250%	0.938%	4,627
Conway	Chesapeake Operating	Georgia Brown 8-16 #1-36H	5.859%	5.100%	3.830%	2,725
Conway	Chesapeake Operating	Govan 7-15 #1-6H	2.263%	4.237%	3.187%	4,015
Conway	SEECO	Howell 7-16 #1-1H	2.354%	4.394%	3.295%	3,878
Conway	Chesapeake Operating	Merideth 7-16 #2-2H	0.781%			7,257
Conway	SEECO	Polk 9-15 #5-30H	5.930%	5.561%	4.245%	3,334
Conway	SEECO	William Gray 7-15 #1-18H	0.781%			6,487
Faulkner	SEECO	Krisell Trust 7-14 #1-3H	2.340%	4.758%	3.576%	6,451
Faulkner	Chesapeake Operating	Lagasse Investments Inc. 8-12 #1-8H	7.617%	5.000%	3.750%	1,559
Faulkner	Chesapeake Operating	Lagasse Investments Inc. 8-12 #2-8H	7.617%			1,823
Faulkner	Chesapeake Operating	Lagasse Investments Inc. 8-12 #3-8H	7.617%			2,096
Faulkner	Chesapeake Operating	Lane 8-12 #1-8H	7.617%	5.000%	3.750%	1,018
Faulkner	Chesapeake Operating	Lane 8-12 #2-8H	7.617%	5.000%	3.750%	1,842
Faulkner	SEECO	Ralph Taylor 8-12 #1-20H	2.461%	4.844%	3.633%	1,879
Van Buren	SEECO	Alice Mobbs 10-13 #1-19H	1.552%	1.242%	0.931%	6,950
Van Buren	SEECO	Betty Graddy Trust 10-12 #7-15H16	1.479%	2.366%	1.775%	4,267
Van Buren	SEECO	David Brown 9-13 #3-13H24	0.918%	1.486%	1.119%	5,242
Van Buren	SEECO	Hillis 10-16 #5-27H		6.250%	6.250%	1,853
Van Buren	XTO Energy	Roe Reynolds 9-12 #1-27H22	3.105%	3.312%	2.484%	2,015
White	SEECO	Riley 9-6 #1-22H	3.125%	5.000%	3.750%	1,716
White	SEECO	Riley 9-6 #3-22H15	2.649%	4.238%	3.179%	4,359
White	SEECO	Riley 9-6 #4-22H15	2.508%	4.014%	3.010%	4,352
White	SEECO	Riley 9-6 #5-22H15	2.676%	4.282%	3.212%	3,413

(1)	WI means the working interest owned by the operating partnership and subject to the Minerals NPI.

(2)	NRI means the net revenue interest attributable to our royalty interest or to the operating partnership’s royalty and working interest, which is subject to the Minerals NPI.

Set forth below is a summary of Fayetteville Shale activity through December 31, 2010 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI, which is currently in deficit status.

	2004 through 2007	2008	2009	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Total to Date
New Well Permits	47	66	69	23	19	31	34	289
Wells Spud	41	62	70	23	15	26	17	254
Wells with First Production	27	53	49	13	33	18	26	219
Royalty Wells in Pay Status(1)	6	30	54	10	14	20	25	159

(1)	Wells in Pay Status means wells for which revenue was initially received during the indicated period.

Our estimated proved reserves as of December 31, 2010, include reserves attributable to our royalty interest in 195 wells totaling 4.05 bcf. Proved reserves attributable to working interests owned by the operating partnership totaled 3.74 bcf in 127 wells. These estimates only include wells for which test rates have been obtained.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $2,609,000 in 2010 from 159 wells. Net cash receipts for the Minerals NPI properties attributable to interests in these lands totaled $2,458,000 in 2010 from 85 wells. Fourth quarter net cash receipts for the Royalty Properties and the Minerals NPI properties totaled $706,000 from 158 wells and $578,000 from 83 wells, respectively.

Horizontal Bakken, Williston Basin—We own varying undivided perpetual mineral interests totaling 70,390/8,905 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Operators active in this area include Continental Resources, EOG Resources, Hess Corporation, Marathon Oil Company, and Whiting Oil & Gas. There have been a total of 62 wells permitted on these lands as of December 31, 2010 with 97 completed as producers. In virtually all cases we have elected not to lease our lands and not to pay our share of well costs, thus becoming a non-consenting mineral owner. According to North Dakota law, non-consenting owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs. Once 150% payout occurs, the working interest will be owned by the operating partnership and subject to the Minerals NPI. Non-consenting owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of December 31, 2010, six of these wells had achieved 150% payout.

Set forth below is a summary of Horizontal Bakken activity through December 31, 2010 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI, which is currently in a deficit status.

	2004 through 2007	2008	2009	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Total to Date
New Well Permits	17	45	22	6	18	6	18	132
Wells Spud	14	26	31	7	16	12	9	115
Wells Completed	9	22	32	9	6	12	7	97
Wells in Pay Status(1)	0	3	1	1	0	1	0	6

(1)	Wells in Pay Status means wells for which revenue was initially received during the indicated period.

Appalachian Basin—We own varying undivided perpetual mineral interests in approximately 31,000/24,000 gross/net acres in 19 counties in southern New York and northern Pennsylvania. Approximately 75% of these net acres are located in eastern Allegany and western Steuben Counties, New York, an area which some industry press reports suggest may be prospective for gas production from unconventional reservoirs, including the Marcellus Shale. The New York State Department of Environmental Conservation has restricted permitting in the Marcellus shale pending a regulatory review of high-volume hydraulic fracturing practices. Development of these natural gas resources will be limited until this regulatory issue has been resolved. We continue to monitor industry activity and encourage dialogue with industry participants to determine the proper course of action regarding our interests in this area.

Barnett Shale—We own producing and nonproducing mineral and royalty interests located in Tarrant County, Texas. The properties consist of varying undivided mineral and overriding royalty interests in six tracts totaling approximately 1,820 acres in what is commonly referred to as the Core Area of the Barnett Shale Trend. All of the mineral interests were leased in 2003 to a predecessor of Chesapeake Energy Corporation, the current operator of and majority working interest owner in the properties. Approximately 577 acres of the subject lands are pooled into six units totaling 1,800 acres; approximately 1,129 acres are developed on a lease basis and the remaining lands are leased but not pooled or drilled upon. As of December 31, 2010, 40 wells were drilled from

11 padsites located on or adjacent to the properties, of which 32 wells were completed for production and eight were drilled but not yet completed or connected to a pipeline. Permits to drill four additional wells on the properties had been issued by regulatory agencies.

Granite Wash, Texas Panhandle—We own varying undivided perpetual mineral interests totaling 16,336/2,559 gross/net acres in Hemphill, Roberts and Wheeler Counties, Texas. Operators active in this area include Apache Corporation, Chesapeake Operating, Forest Oil, Linn Energy, Newfield Exploration, and QEP Resources. In 2010, we leased 680 net acres to two parties in two transactions for 25% royalty and total bonus consideration of $2,892,560. As of December 31, 2010, two horizontal well permits had been granted on the leased lands.

Oil and Natural Gas Reserves

The following table reflects the Partnership’s proved developed and total proved reserves at December 31, 2010. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. As described above, the Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. The Partnership’s engineering manager gathers production information and provides such information to our two independent engineering consulting firms who extrapolate from such information estimates of the reserves attributable to the Royalty Properties and NPIs based on their expertise in the oil and natural gas fields where the Royalty Properties and NPIs are situated, as well as publicly available information. Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the Partnership’s engineering manager. Our engineering manager has a bachelor’s degree in Petroleum Engineering from the University of Alberta and has worked in the upstream oil and natural gas business in various capacities since 1996. The engineering manager reports directly to the chief executive officer. Our chief executive officer ensures compliance with SEC guidance. He received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1984 and has been a Registered Professional Engineer in Texas since 1988. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche Firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than those filed with the SEC, our estimated proved reserves have not been filed with or included in any reports to any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

Summary of Oil and Gas Reserves as of Fiscal Year-End

	All Proved Developed and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Reserves Category	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)
2010	3,290	36,931	43	24,748	3,333	61,679
2009	3,237	34,923	40	25,357	3,277	60,280
2008(2)	3,514	32,028	56	28,949	3,570	60,977

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Based on year-end oil and natural gas prices

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

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves. Hugoton Field production (not sales) for the last three years is listed below:

Production by Significant Field

Numbers in Thousands
	MCF	BOE
2010	3,656	609
2009	3,945	658
2008	4,240	707

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

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact. A hearing regarding the requested class action certification is set for late July, 2011. No court hearing has been scheduled on the merits. An adverse decision could reduce amounts we receive from the NPIs.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NASDAQ National Market (now the NASDAQ Global Select Market) on February 3, 2003. The following summarizes the high and low sales information for the common units for the period indicated. The information below reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2009
	High	Low	High	Low
First Quarter	$23.86	$20.50	$20.40	$14.37
Second Quarter	$28.15	$21.04	$23.03	$16.05
Third Quarter	$27.30	$23.66	$25.78	$21.06
Fourth Quarter	$29.42	$25.00	$23.85	$20.01

As of December 31, 2010, there were 14,777 common unitholders.

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

Unitholder cash distributions per common unit for the past four years have been:

	Per Unit Amount
	2010	2009	2008	2007
First Quarter	$0.449222	$0.401205	$0.572300	$0.461146
Second Quarter	$0.412207	$0.271354	$0.769206	$0.473745
Third Quarter	$0.471081	$0.286968	$0.948472	$0.560502
Fourth Quarter	$0.354074	$0.321540	$0.542081	$0.514625

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2011.

Please see “Fourth Quarter 2010 Distribution Indicated Price” discussion contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2010 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2005 through December 31, 2010. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2010	2009	2008	2007	2006
Total operating revenues	$61,094	$43,631	$89,925	$65,365	$74,927
Depreciation, depletion and amortization	17,988	15,599	14,739	15,567	18,470
Net earnings	34,883	21,681	66,783	43,048	50,210
Net earnings per unit (basic and diluted)	1.11	0.72	2.30	1.48	1.72
Cash distributions(1)	52,198	44,728	81,648	57,401	82,295
Cash distributions per unit(1)	1.65	1.50	2.80	1.97	2.83
Total assets	153,111	152,768	139,562	154,251	168,429
Total liabilities	710	737	980	804	629
Partners’ capital	152,401	152,031	138,582	153,447	167,800

(1)	Because of depletion (which is usually higher in the early years of production), a portion of every distribution of revenues from properties represents a return of a limited partner’s original investment. Until a limited partner receives cash distributions equal to his original investment, in certain circumstances, 100% of such distributions may be deemed to be a return of capital. Cash distributions by year exclude the fourth quarter distribution declared in January of the following year, but include the prior year fourth quarter distribution declared in January of the current year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2010 Overview

Our results during 2010 were strong despite continued poor natural gas prices and reduced drilling activity in most producing areas. Significant results include the following:

•	Net income of $34.9 million;

•	Distributions of $50.5 million to our limited partners;

•	Identified 360 new wells located on our Royalty and Net Profits Interest Properties in 11 states;

•	Consummated 103 leases of our mineral interest in undeveloped properties located in 32 counties and parishes in eight states, and

•	Consummated the acquisition of complementary mineral, royalty, and net profits interest properties in exchange for our limited partnership units.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from Royalty Properties and NPIs operated by non-affiliated entities are particularly subjective due to the inability to gain accurate and timely information. Therefore, actual results could differ from those estimates. Please see “Item 1. Business—Customers and Pricing” and “Item 2. Properties—Royalty Properties” for additional discussion.

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

	Total	Payments due by Period
Contractual Obligations		Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,052,000	$237,000	$489,000	$326,000	—

Results of Operations

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the NPI calculation. Our portion of oil and natural gas sales volumes and weighted average sales prices are shown in the following table.

	Years Ended December 31,
	2010	2009	2008
Accrual Basis Sales Volumes:
Royalty Properties Gas Sales (mmcf)	4,987	4,457	4,003
Royalty Properties Oil Sales (mbbls)	322	294	301
Net Profits Interests Gas Sales (mmcf)	3,351	3,593	3,877
Net Profits Interests Oil Sales (mbbls)	10	11	12
Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$4.21	$3.71	$8.25
Royalty Properties Oil Sales ($/bbl)	$74.77	$57.35	$96.02
Net Profits Interests Gas Sales ($/mcf)	$5.07	$3.91	$8.58
Net Profits Interests Oil Sales ($/bbl)	$69.40	$51.83	$98.76
Accrual Basis Production Costs Deducted under the Net Profits Interests ($/mcfe) (1)	$1.76	$1.50	$1.89

(1)	Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes prices.

Comparison of the twelve-month periods ended December 31, 2010, 2009 and 2008

Royalty Properties’ oil sales volumes decreased 2.3% from 301 mbbls during 2008 to 294 mbbls during 2009 because of natural declines but increased 9.5% to 322 mbbls during 2010 partially due to the acquisition of Maecenas Minerals LLP on March 31, 2010 and to activity in the Bakken Shale Trend of North Dakota. Royalty Properties’ gas sales volumes increased 11.3% from 4,003 mmcf during 2008 to 4,457 mmcf during 2009 and then increased 11.9% to 4,987 mmcf during 2010. The increase in natural gas volumes in 2009 was primarily due to the acquisition of royalty and overriding royalty interests in the Barnett Shale Trend effective June 30. In 2010, natural gas volumes increased due to the acquisition of Maecenas Minerals LLP effective March 31, 2010 and the Barnett Shale properties acquired June 30, 2009.

NPI properties’ oil sales volumes decreased 8.3% from 12 mbbls during 2008 to 11 mbbls during 2009, and subsequently decreased 9.1% to 10 mbbls during 2010. NPI properties’ gas sales volumes decreased 7.3% from 3,877 mmcf during 2008 to 3,593 mmcf during 2009 and subsequently decreased 6.7% to 3,351 mmcf in 2010 principally as a result of natural reservoir depletion in the Guymon-Hugoton field in Oklahoma.

Weighted average oil sales prices attributable to the Royalty Properties decreased 40.3% from $96.02 per bbl in 2008 to $57.35 per bbl in 2009 and subsequently increased 30.4% to $74.77 per bbl in 2010. Royalty Properties’ weighted average gas sales prices decreased 55.0% from $8.25 per mcf during 2008 to $3.71 per mcf during 2009 and then increased 13.5% to $4.21 per mcf during 2010. All such fluctuations resulted from changing market conditions.

Weighted average NPI properties’ gas sales prices decreased 54.4% from $8.58 per mcf during 2008 to $3.91 per mcf during 2009 and then increased 29.7% to $5.07 per mcf in 2010. NPI properties’ weighted average oil sales prices decreased 47.5% from $98.76 per bbl during 2008 to $51.83 per bbl during 2009 followed by an increase of 33.9% to $69.40 per bbl in 2010. All such fluctuations resulted from changing market conditions. Additionally, 2009 natural gas prices include a natural gas liquids payment accrual of $0.51/mcf related to 2009 production compared to $0.59/mcf in 2008. Similarly, an additional amount of approximately $2.4 million for 2010 production is anticipated to be received during the first quarter of 2011. The accrued 2011 natural gas liquids payment of $0.77/mcf is included in the $5.07/mcf average gas sales price for 2010. The natural gas liquids payments are based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015. Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment. In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued.

Our operating revenues decreased 51.5% from $89,925,000 during 2008 to $43,631,000 in 2009 primarily as a result of decreased oil and natural gas prices. Our operating revenues increased 40.0% from $43,631,000 during 2009 to $61,094,000 during 2010 primarily as a result of increased oil and natural gas prices during 2010 along with increased natural gas volumes from property acquisitions effective March 31, 2010.

General and administrative (“G&A”) costs decreased 6.3% from $3,965,000 in 2008 to $3,715,000 in 2009 due to reduced capital expenditures reimbursed. G&A costs increased 11.1% from $3,715,000 in 2009 to $4,128,000 in 2010 due to increased costs related to, among other things, regulatory reporting changes, increased number of unitholder accounts requiring K-1s and professional fees related to revenue audits.

Depletion and amortization increased 5.8% from $14,739,000 in 2008 to $15,599,000 in 2009 primarily as a result of the acquisition of new properties along with low natural gas pricing impacting depletable reserves. Changes in reserve calculations during 2009 did not increase depletion materially. During 2010, depletion and amortization increased 15.3% to $17,988,000, primarily as a result of the acquisition of new properties partially offset by a lower depletion rate due to upward revisions in oil and natural gas reserve estimates. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

Net cash provided by operating activities decreased 54.9% from $82,908,000 during 2008 to $37,396,000 during 2009 primarily due to decreased oil and natural gas prices. Net cash provided by operating activities increased 41.1% to $52,763,000 during 2010 primarily due to increased oil and natural gas prices and increased natural gas production due to the acquisition of new properties effective March 31, 2010.

Climate Change

Climate change has become the subject of an important public policy debate. Climate change legislation and regulations have been adopted by many foreign countries and some states in the United States. However, legislation and regulations have not been enacted at the federal level, although the United States Congress has considered adopting climate change legislation. Several states have adopted or are considering adopting climate change legislation. Further, the EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and that require reporting by regulated facilities by March 2011 and annually thereafter. The EPA has issued final regulations requiring petroleum and natural gas operators meeting a certain emission threshold to report their greenhouse gas emissions to the EPA. Beyond measuring and reporting, the

EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. The current state of development of many state and federal climate change regulatory initiatives makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that the operating partnership and oil and natural gas operators that develop our properties may incur.

See Item 1A. Risk Factors – “Environmental costs and liabilities and changing environmental regulation could affect our cash flow” and “The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.”

Texas Margin Tax

Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection.

Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” We believe our Partnership meets the requirements for being considered a “passive entity” for Texas margin tax purposes and, therefore, it is exempt from the Texas margin tax. If the Partnership is exempt from Texas margin tax as a passive entity, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its portion of Partnership revenues in its own Texas margin tax computation. The Texas Administrative Code provides such income is sourced according to the principal place of business of the Partnership, which would be the state of Texas.

Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state income, franchise and Texas margin tax returns.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flow from the Royalty Properties and the NPIs. We are not directly liable for the payment of any exploration, development or production costs. We do not have any transactions, arrangements or other relationships that could materially affect our liquidity or the sustainability of capital resources.

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

Expenses and Capital Expenditures

The operating partnership plans to continue its efforts to increase production in Oklahoma by techniques that may include fracture treating, deepening, recompleting, and drilling. Costs vary widely and are not predictable as each effort requires specific engineering. Such activities by the operating partnership could influence the amount we receive from the NPIs as reflected in the accrual basis production costs $/mcfe in the table under “Results of Operations.”

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $11,253,000 for 2010, $10,124,000 for 2009, and $16,211,000 for 2008.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2009 through December 2010 were as follows:

Year	Quarter	Record Date	Payment Date	Per Unit Amount	$ in Thousands
					Limited Partners	General Partner
2009	4th	January 25, 2010	February 4, 2010	$0.321540	$9,595	$339
2010	1st	April 29, 2010	May 10, 2010	0.449222	13,780	424
2010	2nd	August 2, 2010	August 12, 2010	0.412207	12,645	443
2010	3rd	October 25, 2010	November 4, 2010	0.471081	14,450	522

Total distributions paid in 2010					$50,470	$1,728
2010	4th	January 24, 2011	February 3, 2011	$0.354074	$10,861	$388

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of our NPI net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests (or “NPIs”). The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made NPI payments to us totaling $11,985,000 during October 2009 through September 2010, which payments reflected 96.97% of total net proceeds of $12,360,000 realized from September 2009 through August 2010. Net proceeds realized by the operating partnership during September through November 2010 were reflected in NPI payments made during October through December 2010. These payments were included in the fourth quarter distribution paid in early 2011 and are excluded from this 2010 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2009 through September 2010 were $40,213,000, of which $38,605,000 (96%) was distributed to the limited partners and $1,608,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2010 became part of the fourth quarter distribution paid in early 2011, which is excluded from this 2010 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2009 through September 2010 demonstrates the method.

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$—	$1,608
96% of Net Cash Receipts from Royalty Properties	38,605	—
1% of NPI Payments to our Partnership	—	120
99% of NPI Payments to our Partnership	11,865	—

Total Distributions	$50,470	$1,728

Operating Partnership Share (3.03% of Net Proceeds)	—	374

Total General Partner Share	—	$2,102

% of Total	96%	4%

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

During the period October 2009 through September 2010, our Partnership’s quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership’s only significant cash reserves that influenced quarterly payments were $1,378,000 for ad valorem taxes. Additionally, certain production costs under the NPI calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are contributions to SEP-IRA accounts and payroll taxes. These amounts generally are not held for periods over one year.

Fourth Quarter 2010 Distribution Indicated Price

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

Cash receipts attributable to the Partnership’s Royalty Properties during the 2010 fourth quarter totaled approximately $10.4 million. These receipts generally reflect oil sales during September through November 2010 and natural gas sales during August through October 2010. The weighted average indicated prices for oil and natural gas sales during the 2010 fourth quarter attributable to the Royalty Properties were $75.14/bbl and $3.97/mcf.

Cash receipts attributable to the Partnership’s NPIs during the 2010 fourth quarter totaled approximately $2.1 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2010. The weighted average indicated prices for oil and natural gas sales during the 2010 fourth quarter attributable to the NPIs were $66.82/bbl and $3.74/mcf.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2010, the limitation was in excess of the reimbursement amounts actually paid or accrued.

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

Market Risk Related to Oil and Natural Gas Prices

Essentially all of our assets and sources of income are from the Royalty Properties and the NPIs, which generally entitle us to receive a share of the proceeds from oil and natural gas production on those properties. Consequently, we are subject to market risk from fluctuations in oil and natural gas prices. Pricing for oil and natural gas production has been volatile and unpredictable for several years. We do not anticipate entering into financial hedging activities intended to reduce our exposure to oil and natural gas price fluctuations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over external financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework. Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2010. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

(1)	See the Index to Consolidated Financial Statements on page F-1.
(2)	No schedules are required.
(3)	Exhibits.

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.2	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.3	Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.4	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.5	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.6	Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.7	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.8	Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.9	Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10	Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.11	Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.12	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.13	Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

Number	Description
3.14	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.1	Amended and Restated Business Opportunities Agreement dated as of December 13, 2001 by and between the Registrant, the General Partner, Dorchester Minerals Management GP LLC, SAM Partners, Ltd., Vaughn Petroleum, Ltd., Smith Allen Oil & Gas, Inc., P.A. Peak, Inc., James E. Raley, Inc., and certain other parties (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.6	Contribution and Exchange Agreement by and among Dorchester Minerals, L.P., Tiggator, Inc., TRB Minerals, LP and West Fork Partners dated May 15, 2009 (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)

10.7	Amendment No. 1 dated June 26, 2009 to Contribution and Exchange Agreement by and among Dorchester Minerals, L.P., Tiggator, Inc., TRB Minerals, LP and West Fork Partners dated May 15, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.8	Lock-up Agreement by Tiggator, Inc. dated June 30, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)

10.9	Lock-up Agreement by TRB Minerals, LP dated June 30, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)

10.10	Lock-up Agreement by West Fork Partners, LP dated June 30, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)

10.11	Contribution and Exchange Agreement dated March 31, 2010 by and among Dorchester Minerals, L.P., Dodge Jones Foundation, The Legett Foundation, Kickapoo Springs Foundation, The Karakin Foundation, Still Water Foundation, Xettam Minerals, L.P., 2MW Limited Partnership, Julia Jones Matthews, Trustee of the Julia Jones Matthews Living Trust, and John A. Matthews, Jr. (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Report on Form 8-K ( filed on April 6, 2010).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Calhoun, Blair & Associates

23.3*	Consent of LaRoche Petroleum Consultants, Ltd.

31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

99.1*	Report of Calhoun, Blair & Associates

99.2*	Report of LaRoche Petroleum Consultants, Ltd.

*	Filed herewith

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

“Severance tax” means an amount of tax, surcharge or levy recovered by governmental agencies from the gross proceeds of oil and natural gas sales. Severance tax may be determined as a percentage of proceeds or as a specific amount per volumetric unit of sales. Severance tax is usually withheld from the gross proceeds of oil and natural gas sales by the first purchaser (e.g., pipeline or refinery) of production.

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

Date: February 24, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 24, 2011	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: February 24, 2011

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: February 24, 2011	Buford P. Berry Manager Date: February 24, 2011

/s/ Preston A. Peak	/s/ C. W. Russell
Preston A. Peak Manager Date: February 24, 2011	C. W. Russell Manager Date: February 24, 2011

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 24, 2011	Robert C. Vaughn Manager Date: February 24, 2011

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited Dorchester Minerals, L.P.’s (a Delaware Limited Partnership) and subsidiaries’ (collectively, the “Partnership”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2010 and 2009 and the related consolidated statements of operations, cash flows, and changes in partnership capital for each of the three years in the period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Grant Thornton LLP

Dallas, Texas

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, cash flows, and changes in partnership capital for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Grant Thornton LLP

Dallas, Texas

February 24, 2011

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,253	$10,124
Trade and other receivables	5,548	5,419
Net profits interests receivable—related party	3,651	3,703

Total current assets	20,452	19,246

Other non-current assets	19	19

Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	344,194	327,069
Accumulated full cost depletion	(211,761)	(193,822)

Total	132,433	133,247

Leasehold improvements	512	512
Accumulated amortization	(305)	(256)

Total	207	256

Net property and leasehold improvements	132,640	133,503

Total assets	$153,111	$152,768

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$542	$529
Current portion of deferred rent incentive	39	39

Total current liabilities	581	568
Deferred rent incentive less current portion	129	169

Total liabilities	710	737

Commitments and contingencies (Note 4)
Partnership capital:
General partner	4,669	5,240
Unitholders	147,732	146,791

Total partnership capital	152,401	152,031

Total liabilities and partnership capital	$153,111	$152,768

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008 (Dollars in Thousands, except per unit amounts)

	2010	2009	2008
Operating revenues:
Royalties	$45,095	$33,412	$61,973
Net profits interests	12,046	9,449	27,441
Lease bonus	3,819	688	441
Other	134	82	70

Total operating revenues	61,094	43,631	89,925

Costs and expenses:
Production taxes	1,729	1,202	2,792
Operating expenses	2,442	2,160	1,980
Depreciation, depletion and amortization	17,988	15,599	14,739
General and administrative expenses	4,128	3,715	3,965

Total costs and expenses	26,287	22,676	23,476

Operating income	34,807	20,955	66,449

Other income, net	76	726	334

Net earnings	$34,883	$21,681	$66,783

Allocation of net earnings:
General Partner	$1,157	$698	$1,999

Unitholders	$33,726	$20,983	$64,784

Net earnings per common unit (basic and diluted)	$1.11	$0.72	$2.30

Weighted average common units outstanding (000’s)	30,469	29,044	28,240

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008
Cash flows from operating activities:
Net earnings	$34,883	$21,681	$66,783
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	17,988	15,599	14,739
Write-off related to unsuccessful acquisition	—	—	62
Amortization of deferred rent	(40)	(39)	(40)
Changes in operating assets and liabilities:
Trade and other receivables	(129)	(366)	2,000
Net profits interests receivable – related party	52	725	(852)
Accounts payable and other current liabilities	9	(204)	216

Net cash provided by operating activities	52,763	37,396	82,908

Cash flows from investing activities:
Adjustment related to acquisition of natural gas properties	683	1,251	—
Capital expenditures	(119)	(6)	(50)

Net cash provided by (used in) investing activities	564	1,245	(50)

Cash flows from financing activities:
Distributions paid to partners	(52,198)	(44,728)	(81,648)

Increase (decrease) in cash and cash equivalents	1,129	(6,087)	1,210
Cash and cash equivalents at beginning of year	10,124	16,211	15,001

Cash and cash equivalents at end of year	$11,253	$10,124	$16,211

Non-Cash investing and financing activities
Value of units issued for natural gas properties acquired	$17,685	$36,496	—

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For the Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Year	General Partner	Unitholders	Total	Unitholder Units
2008
Balance at January 1, 2008	$6,417	$147,030	$153,447	28,240,431
Net earnings	1,999	64,784	66,783
Distributions ($2.804603 per Unit)	(2,445)	(79,203)	(81,648)

Balance at December 31, 2008	5,971	132,611	138,582	28,240,431

2009
Net earnings	698	20,983	21,681
Acquisition of assets for units	—	36,496	36,496	1,600,000
Distributions ($1.501608 per Unit)	(1,429)	(43,299)	(44,728)

Balance at December 31, 2009	5,240	146,791	152,031	29,840,431

2010
Net earnings	1,157	33,726	34,883
Acquisition of assets for units	—	17,685	17,685	835,000
Distributions ($1.65405 per Unit)	(1,728)	(50,470)	(52,198)

Balance at December 31, 2010	$4,669	$147,732	$152,401	30,675,431

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009 and 2008

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

Principles of Consolidation—The consolidated financial statements include the accounts of Dorchester Minerals, L.P., Dorchester Minerals Oklahoma, LP, Dorchester Minerals Oklahoma GP, Inc, newly acquired Maecenas Minerals LLP, and newly formed subsidiary Dorchester-Maecenas GP LLC. Dorchester Minerals Acquisition LP and Dorchester Minerals Acquisition GP, Inc. were merged into Dorchester Minerals Oklahoma, LP and Dorchester Minerals Oklahoma GP, Inc. effective December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

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

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our general partner.” Our general partner owns all of the partnership interests in Dorchester Minerals Operating LP, the operating partnership. See Note 3 —Related Party Transactions. The general partner is allocated 4% and 1% of our Royalty Properties’ revenues and NPI revenues, respectively. Our executive officers all own an interest in our general partner and receive no compensation for services as officers of our Partnership.

Cash and Cash Equivalents—Our principal banking is with major financial institutions. Cash balances in these accounts may, at times, exceed federally insured limits. We have not experienced any losses in such cash

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

accounts and do not believe we are exposed to any significant risk on cash and cash equivalents. Short term investments with a maturity of three months or less are considered to be cash equivalents and are carried at cost, which approximates fair value. Other income includes interest earned on short term investments of $1,000, $14,000, and $329,000 in 2010, 2009, and 2008, respectively.

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

Trade Receivables—Our Partnership’s trade receivables consist primarily of Royalty Properties payments receivable and NPI payments receivable. Most payments are received two to four months after production date. No allowance for doubtful accounts is deemed necessary.

Property and Equipment—We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments recorded for the years 2010, 2009, and 2008.

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

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and natural gas reserves. Gains and losses are recognized upon the disposition of oil and natural gas properties involving a significant portion (greater than 25%) of our Partnership’s reserves. Proceeds from other dispositions of oil and natural gas properties are credited to the full cost pool. No gains or losses have been recorded for 2010, 2009 or 2008.

Due to the nature of our interests, we have no exploratory wells or associated costs pending determination, and no exploratory well costs were charged to expense.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

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

Revenues from Royalty Properties and NPIs are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices.

Income Taxes—We are treated as a partnership for income tax purposes and, as a result, our income or loss is includible in the tax returns of the individual unitholders. Unitholders should consult tax advisors concerning their own tax situations. Depletion of oil and natural gas properties is an expense allowable to each individual partner, and the depletion expense as reported on the consolidated financial statements will not be indicative of the depletion expense an individual partner or unitholder may be able to deduct for income tax purposes.

Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection.

Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” We believe our Partnership meets the requirements for being considered a “passive entity” for Texas margin tax purposes and, therefore, it is exempt from the Texas margin tax. If the Partnership is exempt from Texas margin tax as a passive entity, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its portion of Partnership revenues in its own Texas margin tax computation. The Texas Administrative Code provides such income is sourced according to the principal place of business of the Partnership, which would be the state of Texas.

Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state income, franchise and Texas margin tax returns.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

Subsequent Events—We are not aware of any subsequent events, which are not already recognized or disclosed, that would require recognition or disclosure in the financial statements.

2.	Acquisition for Units

We have an effective registration statement on Form S-4 registering 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. On March 31, 2010, Dorchester Minerals, LP and a newly formed subsidiary acquired all of the outstanding partnership interests in Maecenas Minerals, LLP, a Texas limited liability partnership that owns producing and nonproducing mineral and royalty interests located in 17 states, in exchange for 835,000 common units of Dorchester Minerals, L.P. valued at $17,685,000 and issued pursuant to the shelf registration statement. The Consolidated Balance Sheets presented include $17,121,000 in property additions as well as other assets and liabilities acquired. After the issuance, 2,565,000 units remain available under the shelf registration statement.

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

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPIs, and provides day-to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable general and administrative costs, including rent, salaries, and employee benefit plans. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the 5% limit amount. Additionally, certain reimbursable direct costs such as professional and regulatory fees and ad valorem and severance taxes, are not limited. Significant activity between the partnership and the operating partnership consists of the following:

	In Thousands
From/To Operating Partnership	2010	2009	2008
Net Profits Interests Payments Receivable or Accrued (1)	$3,651	$3,703	$4,428
Interest Income related to Net Profits Interests Payments	$2	$3	$1
General & Administrative Amounts Payable	$121	$34	$146
General & Administrative Amounts Accrued	$45	$33	$58
Total General & Administrative Amounts	$2,473	$2,448	$2,690

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

4.	Commitments and Contingencies

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

formerly owned by Dorchester Hugoton. These properties contribute a major portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact. A hearing regarding the requested class action certification is set for late July, 2011. No court hearing has been scheduled on the merits. An adverse decision could reduce amounts we receive from the NPIs.

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

Operating Leases—We have entered into a non-cancelable, renewable at prevailing rate for an additional five years, operating lease agreement in the ordinary course of our business activities. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2015. Rental expense related to the lease, including operating expenses and consumption of electricity, was $226,000, $217,000, and $200,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The base rent escalated in November 2010. Minimum rental commitments under the terms of our operating lease are as follows:

Years Ended December 31,	Minimum Payments
2011	$237,000
2012	240,000
2013	249,000
2014	261,000
2015	65,000

Total	$1,052,000

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

5.	Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:

	Per Unit Amount
	2010	2009	2008
First Quarter	$0.449222	$0.401205	$0.572300
Second Quarter	$0.412207	$0.271354	$0.769206
Third Quarter	$0.471081	$0.286968	$0.948472
Fourth Quarter	$0.354074	$0.321540	$0.542081

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2011.

6.	Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. Although new discoveries have occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2010 that would have a material effect on our estimated proved developed reserves.

In accordance with FASB ASC 932 and Securities and Exchange Commission rules and regulations, the following information is presented with regard to the Royalty Properties and NPIs oil and natural gas reserves, all of which are proved, developed and located in the United States. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves. The standardized measure, in management’s opinion, should be examined with caution. The basis for these disclosures is petroleum engineers’ reserve studies which contain imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Also, exploration and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a best estimate of the fair value of oil and natural gas properties or of future net cash flows.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

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

	Summary of Changes in Proved Reserves
	Oil (mbbl)			Natural Gas (mmcf)
	2010	2009	2008(1)	2010	2009	2008(1)
Estimated quantity, beginning of year	3,277	3,570	3,566	60,280	60,977	61,255
Purchase of minerals in place	158	—	—	1,163	5,585	—
Revisions in previous estimates	230	13	317	8,993	2,212	8,070
Production	(332)	(306)	(313)	(8,757)	(8,494)	(8,348)

Estimated quantity, end of year	3,333	3,277	3,570	61,679	60,280	60,977

(1)	Based on end-of-year pricing of oil and natural gas.

Standardized Measure of Discounted Future Net Cash Flows

(Dollars in Thousands)

	2010	2009	2008(1)
Future estimated gross revenues	$459,365	$333,161	$361,974
Future estimated production costs	(28,433)	(18,488)	(17,381)

Future estimated net revenues	430,932	314,673	344,593
10% annual discount for estimated timing of cash flows	(211,323)	(148,638)	(155,109)

Standardized measure of discounted future estimated net cash flows	$219,609	$166,035	$189,484

Sales of oil and natural gas produced, net of production costs	$(52,970)	$(39,498)	$(84,642)
Purchase of reserves in place	8,804	7,455	—
Net changes in prices and production costs	56,751	(8,396)	(102,401)
Revisions of previous quantity estimates	27,895	4,751	22,935
Accretion of discount	16,604	18,948	31,637
Change in production rate and other	(3,510)	(6,709)	5,588

Net change in standardized measure of discounted future estimated net cash flows	$53,574	$(23,449)	$(126,883)

Depletion of oil and natural gas properties (dollars per mcfe)	$1.67	$1.51	$1.44

Property acquisition costs	$17,127	$35,245	$—

Average oil price per barrel (2)	$75.56	$56.37	$$35.69

Average natural gas price per mcf (2)	$4.16	$3.24	$4.92

(1)	Based on end-of-year pricing of oil and natural gas.
(2)	Includes Royalty and NPI prices combined by volumetric proportions

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

7.	Unaudited Quarterly Financial Data

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2010 Quarter Ended				2009 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Total operating revenues	$15,539	$14,256	$16,467	$14,832	$8,824	$9,684	$10,706	$14,417
Net earnings	$8,926	$7,932	$9,536	$8,489	$3,777	$4,720	$4,415	$8,769
Net earnings per Unit (basic and diluted)	$0.29	$0.25	$0.30	$0.27	$0.13	$0.16	$0.14	$0.29
Weighted average common units outstanding	29,849	30,675	30,675	30,675	28,240	28,258	29,840	29,840