Form 10-Q
period 2011-06-30
DORCHESTER MINERALS, L.P.
filed 2011-08-05
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
Or

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

As of August 5, 2011, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,110	$11,253
Trade and other receivables	6,861	5,548
Net profits interests receivable - related party	1,461	3,651
Prepaid expenses	25	-
Total current assets	22,457	20,452

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,194	344,194
Accumulated full cost depletion	(220,560)	(211,761)
Total	123,634	132,433

Leasehold improvements	512	512
Accumulated amortization	(329)	(305)
Total	183	207

Net property and leasehold improvements	123,817	132,640

Total assets	$146,293	$153,111

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$987	$542
Current portion of deferred rent incentive	39	39
Total current liabilities	1,026	581

Deferred rent incentive less current portion	109	129
Total liabilities	1,135	710

Commitments and contingencies (Note 2)

Partnership capital:
General partner	4,487	4,669
Unitholders	140,671	147,732
Total partnership capital	145,158	152,401

Total liabilities and partnership capital	$146,293	$153,111

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands except Earnings per Unit)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues:
Royalties	$14,106	$10,704	$26,234	$22,668
Net profits interests	2,014	2,486	4,093	5,671
Lease bonus	253	1,028	330	1,400
Other	61	38	66	56

Total operating revenues	16,434	14,256	30,723	29,795

Costs and expenses:
Operating, including production taxes	1,322	937	2,473	2,147
Depletion and amortization	4,581	4,539	8,823	8,774
General and administrative expenses	761	854	1,917	2,024

Total costs and expenses	6,664	6,330	13,213	12,945

Operating income	9,770	7,926	17,510	16,850

Other income, net	-	6	-	8

Net earnings	$9,770	$7,932	$17,510	$16,858

Allocation of net earnings:
General partner	$350	$270	$619	$562

Unitholders	$9,420	$7,662	$16,891	$16,296

Net earnings per common unit (basic and diluted)	$0.31	$0.25	$0.55	$0.54
Weighted average common units outstanding	30,675	30,675	30,675	30,262

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Net cash provided by operating activities	$27,614	$27,585

Cash flows (used in) provided by investing activities:
Adjustment related to acquisition of natural gas properties	(4)	683
Capital expenditures	-	(144)

Total cash flows (used in) provided by investing activities	(4)	539

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(24,753)	(24,138)

Increase in cash and cash equivalents	2,857	3,986

Cash and cash equivalents at beginning of period	11,253	10,124

Cash and cash equivalents at end of period	$14,110	$14,110

Non-cash investing and financing activities:

Value of units issued for natural gas properties acquired	$-	$17,685

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

2       Contingencies:  In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences.  Dorchester Minerals Operating LP, the operating partnership, now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a major portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use.  On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead.  On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification.  On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments.  Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal.  On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  A claim of underpayment of royalty remains pending.  An adverse final decision could reduce amounts we receive from the NPIs.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

3       Acquisition for Units:  On March 31, 2010, Dorchester Minerals, L.P. and a newly formed subsidiary acquired all of the outstanding partnership interests in Maecenas Minerals, LLP, a Texas limited liability partnership that owns producing and nonproducing mineral and royalty interests located in 17 states, in exchange for 835,000 common units of Dorchester Minerals, L.P. valued at $17,685,000 and issued pursuant to a shelf registration statement.  The Condensed Consolidated Balance Sheets presented include $17,121,000 in property additions as well as other assets and liabilities acquired.  After the issuance, 2,565,000 units remain available under the shelf registration statement.

4       Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2007 have been:

	Per Unit Amount
	2011	2010	2009	2008	2007
First quarter	$0.426745	$0.449222	$0.401205	$0.572300	$0.461146
Second quarter	$0.417027	$0.412207	$0.271354	$0.769206	$0.473745
Third quarter		$0.471081	$0.286968	$0.948472	$0.560502
Fourth quarter		$0.354074	$0.321540	$0.542081	$0.514625

Distributions from first quarter of 2010  through the present were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units.  The second quarter 2011 distribution was paid August 4, 2011.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by November 15, 2011.

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

Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, holds working interest properties and a minor portion of mineral and royalty interest properties. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We directly and indirectly own a 96.97% net profits overriding royalty interest (referred to as NPI, or NPIs) in property groups made up of four NPIs created when we commenced operations in 2003, one immaterial NPI subsequently created and currently in deficit and the Maecenas Minerals NPI created in 2010. We currently receive monthly payments equaling 96.97% of the preceding month’s net profits actually realized by the operating partnership from four of the property groups.  The purpose of such NPIs is to avoid the participation as a working interest or other cost-bearing owner that could result in unrelated business taxable income.  Net profits interest payments are not considered unrelated business taxable income for tax purposes.  One such NPI, referred to as the Minerals NPI, has continuously had costs that exceed revenues.  As of June 30, 2011, cumulative operating and development costs presented in the following table, which include amounts equivalent to an interest charge, exceeded cumulative revenues of the Minerals NPI, resulting in a cumulative deficit. All cumulative deficits (which represent cumulative excess of operating and development costs over revenue received) are borne 100% by our general partner until the Minerals NPI recovers the deficit amount. Once in profit status as defined in the agreement, we will receive the NPI payments attributable to these properties. Our consolidated financial statements do not reflect activity attributable to properties subject to NPIs that are in a deficit status.  Consequently, NPI payments and production sales volumes and prices set forth in other portions of this quarterly report do not reflect amounts attributable to the Minerals NPI, which includes all of the operating partnership’s Fayetteville Shale working interest properties in Arkansas.

The following table sets forth receipts and disbursements attributable to the Minerals NPI:

	Minerals NPI Results (in Thousands)
	Cumulative Total at 12/31/10	Six Months Ended 6/30/11	Cumulative Total at 6/30/11
Cash received for revenue	$25,525	$5,224	$30,749
Cash paid for operating costs	4,823	1,013	5,836
Cash paid for development costs	19,321	2,361	21,682
Budgeted capital expenditures	4,425	304	4,729
Net	$(3,044)	$1,546	$(1,498)

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

Results of Operations

Three and Six Months Ended June 30, 2011 as compared to Three and Six Months Ended June 30, 2010

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Accrual basis sales volumes:	2011	2010	2011	2011	2010
Royalty properties gas sales (mmcf)	1,558	1,090	1,342	2,900	2,337
Royalty properties oil sales (mbbls)	81	87	78	159	162
NPI gas sales (mmcf)	778	838	785	1,563	1,670
NPI oil sales (mbbls)	2	3	2	4	5

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$3.95	$3.91	$3.95	$3.95	$4.57
Royalty properties oil sales ($/bbl)	$98.44	$73.54	$87.52	$93.07	$73.95
NPI gas sales ($/mcf)	$4.33	$4.19	$4.16	$4.25	$4.71
NPI oil sales ($/bbl)	$97.02	$69.27	$85.46	$91.35	$69.73

Accrual basis production costs deducted
under the NPIs ($/mcfe) (1)	$2.11	$1.54	$1.85	$1.98	$1.61
(1)	Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the second quarter were down 6.9% from 87 mbbls during the second quarter of 2010 to 81 mbbls in the same period of 2011. Oil sales volumes attributable to our Royalty Properties during the first six months were about the same at 162 mbbls in 2010 compared to 159 mbbls in 2011.  Natural gas sales volumes attributable to our Royalty Properties during the second quarter increased 42.9% from 1,090 mmcf in 2010 to 1,558 mmcf in 2011. Natural gas sales volumes attributable to our Royalty Properties during the first six months increased 24.1% from 2,337 in 2010 to 2,900 mmcf in 2011. The increase in natural gas sales volumes was primarily attributable to the effect of the acquisition of Maecenas Minerals LLP on March 31, 2010, activity in the Fayetteville Shale trend of Arkansas, and continued development activities on the Royalty Properties.

Oil sales volumes attributable to our NPIs during the second quarter and first six months of 2011 were essentially the same when compared to the same periods of 2010.  Natural gas sales volumes attributable to our NPIs during the second quarter and first six months of 2011 decreased from the same periods of 2010.  Second quarter sales volumes of 778 mmcf during 2011 were 7.2% less than 838 mmcf during 2010.  First six month sales volumes of 1,563 mmcf during 2011 were 6.4% less than 1,670 mmcf during 2010.  Both natural gas sales volume decreases were a result of natural reservoir decline.  Sales volumes and prices from the Minerals NPI are excluded from the above table.  See “Overview” above.

The weighted average oil sales prices attributable to our interest in Royalty Properties increased 33.9% from $73.54/bbl during the second quarter of 2010 to $98.44/bbl during the second quarter of 2011 and increased 25.9% from $73.95/bbl during the first six months of 2010 to $93.07/bbl during the same period of 2011.  Second quarter weighted average natural gas sales prices from Royalty Properties were $3.91/mcf during 2010 compared to $3.95/mcf during 2011.  The six months ended June 30 weighted average Royalty Properties natural gas sales prices decreased 13.6% from $4.57/mcf during 2010 to $3.95/mcf during 2011.  Both oil and natural gas price changes resulted from changing market conditions.

Second quarter weighted average oil sales prices from the NPIs increased 40.1% from $69.27/bbl in 2010 to $97.02/bbl in 2011. The first six months NPIs’ oil sales prices increased 31.0% from $69.73/bbl in 2010 to $91.35/bbl in 2011.  Changing market conditions resulted in increased oil prices.  Second quarter weighted average natural gas sales prices attributable to the NPIs increased 3.3% from $4.19/mcf in 2010 to $4.33/mcf in 2011. The first six months ended June 30, 2011 natural gas prices decreased 9.8% to $4.25/mcf from $4.71/mcf in the same period of 2010.  Natural gas sales price changes during the three- and six-month periods resulted from changing market conditions.

Our second quarter net operating revenues increased 15.3% from $14,256,000 during 2010 to $16,434,000 during 2011.  Net operating revenues for the first six months of 2011 increased 3.1% from $29,795,000 during 2010 to $30,723,000 during 2011. Both the quarterly and six-month increases resulted primarily from increased oil prices and gas sales volumes.

Costs and expenses increased 5.3% from $6,330,000 during the second quarter of 2010 to $6,664,000 during the second quarter of 2011, while six months ended June 30 costs and expenses increased 2.1% from $12,945,000 during 2010 to $13,213,000 during 2011.  The second quarter and six-month increase primarily resulted from increased production tax on higher operating revenues in 2011.

Depletion and amortization costs were about the same at $4,539,000 and $8,774,000 during the second quarter and six months ended June 30, 2010, respectively, compared to $4,581,000 and $8,823,000 during the same periods of 2011.  Higher sales volumes during 2011 did not have a significant impact on the depletion calculation as upward reserve revisions over 2010 year-end more than offset the increase in full cost basis related to the acquisition of Maecenas Minerals at March 31, 2010.

Second quarter net earnings allocable to common units increased 22.9% from $7,662,000 during 2010 to $9,420,000 during 2011.  First six months common unit net earnings increased 3.7% from $16,296,000 during 2010 to $16,891,000 during 2011.  Both increases are primarily the result of increased oil prices and natural gas sales volumes as discussed above, partially offset by reduced lease bonus income.

Net cash provided by operating activities increased slightly from $13,430,000 during the second quarter of 2010 to $13,684,000 during the second quarter of 2011 and $27,585,000 for the first six months of 2010 to $27,614,000 during the same period of 2011.  Increases in both periods are primarily due to increased oil prices and natural gas sales volumes.

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

Cash receipts attributable to our Royalty Properties during the 2011 second quarter totaled approximately $12,700,000. These receipts generally reflect oil sales during March through May 2011 and natural gas sales during February through April 2011.  The weighted average indicated prices for oil and natural gas sales during the 2011 second quarter attributable to the Royalty Properties were $97.24/bbl and $3.74/mcf, respectively.

Cash receipts attributable to our NPIs during the 2011 second quarter totaled approximately $2,000,000. These receipts reflect oil and natural gas sales from the properties underlying the NPIs generally during February through April 2011.  The weighted average indicated prices received during the 2011 second quarter for oil and natural gas sales were $91.44/bbl and $4.17/mcf, respectively.

We received cash payments of approximately $150,000 from various sources during the second quarter of 2011 attributable to eight consummated leases and pooling elections located in six counties and parishes in three states. The consummated leases reflected royalty terms ranging up to 26% and lease bonuses ranging up to $2,500/acre.

We received division orders for, or otherwise identified, 106 new wells completed on our Royalty Properties and NPIs located in 35 counties and parishes in seven states during the second quarter of 2011. The operating partnership elected to participate during the quarter in 18 wells to be drilled on our NPI properties located in eight counties in four states.

APPALACHIAN BASIN — We own varying undivided perpetual mineral interests in approximately 31,000/24,000 gross/net acres in 19 counties in southern New York and northern Pennsylvania. Approximately 75% of these net acres are located in eastern Allegany and western Steuben Counties, New York, an area which some industry press reports suggest may be prospective for gas production from unconventional reservoirs, including the Marcellus Shale. The New York State Department of Environmental Conservation has completed its regulatory review of high-volume hydraulic fracturing practices; however, development of these natural gas resources will be limited until remaining regulatory issues have been resolved. We continue to monitor industry activity and encourage dialogue with industry participants to determine the proper course of action regarding our interests in this area.

BARNETT SHALE — We own varying undivided mineral and overriding royalty interests in approximately 1,820 acres located in Tarrant County, Texas in an area commonly referred to as the Core Area of the Barnett Shale Trend.  As of June 30, 2011, 41 wells had been drilled, of which 35 wells were completed for production and six were drilled but not yet completed or connected to a pipeline. Permits to drill four additional wells on the properties had been issued by regulatory agencies.  In the second quarter, the Duck Lake 14H well was completed with a reported test rate of 3.4 MMcfd.  DMLP owns a 17.1% NRI in this well.

FAYETTEVILLE SHALE, NORTHERN ARKANSAS — We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Three hundred twenty wells have been permitted on the lands as of June 30, 2011, of which the operating partnership has an interest in 202. In total, 291 wells had been spud, 259 had been completed as producers and 32 were in various stages of drilling or completion operations or waiting on a pipeline. Wells that have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number.

Set forth below is a summary of Fayetteville Shale activity through June 30, 2011 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI, which is currently in deficit status.
	2004 through 2007	2008	2009	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011	Q2 2011	Total to Date
New Well Permits(1)	47	66	68	23	21	31	33	21	10	320
Wells Spud	41	62	70	22	15	27	20	15	19	291
Wells Completed(2)	27	54	49	13	32	18	25	28	13	259
Royalty Wells in Pay Status (3)	6	30	55	10	14	20	26	20	8	189
(1)	Excludes permits that expire undrilled.
(2)	Completing date defined as the day the well commences production.
(3)	Wells in pay status means wells for which revenue was initially received during the indicated period.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $951,000 in the second quarter from 200 wells.  Net cash receipts for the Minerals NPI Properties attributable to interests in these lands totaled approximately $663,000 in the second quarter from 108 wells.

GRANITE WASH, TEXAS PANHANDLE — We own varying undivided perpetual mineral interests totaling 16,336/2,559 gross/net acres in Hemphill, Roberts and Wheeler Counties, Texas.  Operators active in this area include Apache Corporation, Chesapeake Operating, Forest Oil, Linn Energy, Newfield Exploration, and QEP Resources.  In 2010, we leased 680 net acres to two parties in two transactions for 25% royalty and total bonus consideration of $2,892,560.   As of June 30, 2011, two wells had been drilled and one additional well was permitted to be drilled on the leased lands.

HORIZONTAL BAKKEN, WILLISTON BASIN — We own varying undivided perpetual mineral interests totaling 70,390/8,905 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Operators active in this area include Continental Resources, EOG Resources, Hess Corporation, Marathon Oil Company, and Whiting Oil & Gas. There have been a total of 157 wells permitted on these lands as of June 30, 2011 with 113 completed as producers. In virtually all cases we have elected not to lease our lands and not to pay our share of well costs, thus becoming a non-consenting mineral owner. According to North Dakota law, non-consenting owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs. Once 150% payout occurs, the working interest will be owned by the operating partnership and subject to the Minerals NPI. Non-consenting owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of June 30, 2011, eight of these wells had achieved 150% payout.

Set forth below is a summary of Horizontal Bakken activity through June 30, 2011 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI, which is currently in a deficit status.
	2004 through 2007	2008	2009	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011	Q2 2011	Total to Date
New Well Permits	17	44	22	6	17	12	22	10	7	157
Wells Spud	14	26	30	7	15	12	10	18	13	145
Wells Completed	9	22	31	9	6	12	11	7	6	113
Wells Reaching 150% Payout(1)	0	3	1	1	0	3	0	0	0	8
(1)	Wells reaching 150% payout means wells for which the 150% risk penalty has been recovered during the indicated period.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $14,110,000 at June 30, 2011 and $11,253,000 at December 31, 2010.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 5, 2011		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: August 5, 2011		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

32.2*	Certification of Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350 (contained within Exhibit 32.1 hereto)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith