Form 10-Q
period 2011-09-30
DORCHESTER MINERALS, L.P.
filed 2011-11-02
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
Or

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

As of November 2, 2011, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,739	$11,253
Trade and other receivables	6,470	5,548
Net profits interests receivable - related party	3,754	3,651
Prepaid expenses	12	-
Total current assets	25,975	20,452

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,196	344,194
Accumulated full cost depletion	(225,365)	(211,761)
Total	118,831	132,433

Leasehold improvements	512	512
Accumulated amortization	(341)	(305)
Total	171	207

Net property and leasehold improvements	119,002	132,640

Total assets	$144,996	$153,111

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,455	$542
Current portion of deferred rent incentive	39	39
Total current liabilities	1,494	581

Deferred rent incentive less current portion	99	129
Total liabilities	1,593	710

Commitments and contingencies (Note 2)

Partnership capital:
General partner	4,385	4,669
Unitholders	139,018	147,732
Total partnership capital	143,403	152,401

Total liabilities and partnership capital	$144,996	$153,111

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands except Earnings per Unit)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues:
Royalties	$13,841	$11,631	$40,075	$34,299
Net profits interests	4,405	2,358	8,498	8,029
Lease bonus	56	2,417	386	3,817
Other	24	61	90	117

Total operating revenues	18,326	16,467	49,049	46,262

Costs and expenses:
Operating, including production taxes	1,212	1,100	3,685	3,247
Depletion and amortization	4,817	5,068	13,640	13,842
General and administrative expenses	828	782	2,745	2,806

Total costs and expenses	6,857	6,950	20,070	19,895

Operating income	11,469	9,517	28,979	26,367

Other income, net	37	19	37	27

Net earnings	$11,506	$9,536	$29,016	$26,394

Allocation of net earnings:
General partner	$367	$335	$986	$897

Unitholders	$11,139	$9,201	$28,030	$25,497

Net earnings per common unit (basic and diluted)	$0.36	$0.30	$0.91	$0.84
Weighted average common units outstanding	30,675	30,675	30,675	30,400

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Net cash provided by operating activities	$42,506	$42,892

Cash flows used in investing activities:
Adjustment related to acquisition of natural gas properties	-	683
Capital expenditures	(6)	(119)

Total cash flows (used in) provided by investing activities	(6)	564

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(38,014)	(37,226)

Increase in cash and cash equivalents	4,486	6,230

Cash and cash equivalents at beginning of period	11,253	10,124

Cash and cash equivalents at end of period	$15,739	$16,354

Non-cash investing and financing activities:

Value of units issued for natural gas properties acquired	$-	$17,685

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

4         Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2007 have been:
	Per Unit Amount
	2011	2010	2009	2008	2007
First quarter	$0.426745	$0.449222	$0.401205	$0.572300	$0.461146
Second quarter	$0.417027	$0.412207	$0.271354	$0.769206	$0.473745
Third quarter	$0.455546	$0.471081	$0.286968	$0.948472	$0.560502
Fourth quarter		$0.354074	$0.321540	$0.542081	$0.514625

Distributions from first quarter of 2010 through the present were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units.  The third quarter 2011 distribution will be paid on November 3, 2011.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by February 15, 2012.

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

Dorchester Minerals Operating LP is a Delaware limited partnership owned directly and indirectly by our general partner. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” The operating partnership owns cost bearing interests (including working interests and participating mineral interests) and a minor amount of producing and nonproducing mineral and royalty interest properties. We (Dorchester Minerals, L.P.) directly and indirectly own 96.97% net profits overriding royalty interests (individually referred to as an NPI, or collectively as NPIs) in the properties owned by the operating partnership in six distinct groups. NPIs are transaction structures utilized to avoid recognition of unrelated business taxable income attributable to participating, working and other cost bearing interests in oil and gas properties. NPI payments are considered royalty payments for tax purposes. Four NPIs were created prior to our formation in 2003 and two NPIs were created as a result of acquisitions consummated since our formation.

An additional NPI, referred to as the Minerals NPI, owns cost bearing interests associated with nonproducing mineral, royalty and leasehold interest properties acquired upon our formation.  All of the cost bearing interests owned by the Minerals NPI were created subsequent to our formation. The Minerals NPI recently achieved a cumulative net profit status as a result of its cumulative net revenue exceeding cumulative operating and actual and budgeted capital expenditures and development costs.  As of September 30, 2011 cumulative net profit was approximately $382,000, resulting in an NPI payment of approximately $370,000 from Operating to us in October 2011. Our fourth quarter limited partner distribution will reflect this payment, plus payments for November and December, if any. Our consolidated financial statements reflect activity attributable to the Minerals NPI for the first time and include a portion of September 2011 cash receipts and disbursements and accrued revenues and costs not yet received or paid. Prior to the Minerals NPI achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles. Our consolidated financial statements will in the future reflect activity attributable to the Minerals NPI regardless of its net profit status on a cumulative or reporting period basis. As of September 30, 2011 each of the six NPIs has cumulative revenue that exceeds cumulative costs, such excess constituting net proceeds on which NPI payments are determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

The following table sets forth receipts and disbursements attributable to the Minerals NPI:

	Minerals NPI Results (in Thousands)
	Cumulative Total at 12/31/10	Nine Months Ended 9/30/11	Cumulative Total at 9/30/11	Included in Financial Statements
Cash received for revenue	$25,525	$8,080	$33,605	$351
Cash paid for operating costs	4,823	1,499	6,322	65
Cash paid for development costs	19,321	4,028	23,349	218
Budgeted capital expenditures	4,425	(873)	3,552	(314)
Net	$(3,044)	$3,426	$382	$382

Properties located in the Fayetteville Shale Trend of Northeast Arkansas, the Bakken Trend of Montana and North Dakota, and the Permian Basin of West Texas and Southeast New Mexico represent approximately 27%, 38% and 31% of the cumulative revenue less operating costs (on a cash basis) for the nine months ended 9/30/11 listed above. Many of the properties to which the development costs identified above are attributable are not now and may never be productive of hydrocarbons. Consequently, significant timing differences may and do occur between the recognition of the operating partnership’s obligation to fund development costs and its receipt of revenue associated with such costs, if any. Cumulative operating and development costs include amounts equivalent to an interest charge.  The amounts reflect the operating partnership’s ownership share of the subject properties.  NPI payments to us, if any, will equal 96.97% of the cumulative net profits actually received by the operating partnership attributable to subject properties.  The above financial information attributable to the Minerals NPI is not indicative of future results of the Minerals NPI and is not indicative of whether NPI payments will continue from the Minerals NPI.

Commodity Price Risks

Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political economic conditions.

Results of Operations

Three and Nine Months Ended September 30, 2011 as compared to Three and Nine Months Ended September 30, 2010

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
Accrual basis sales volumes:	2011	2010	2011	2011	2010
Royalty properties gas sales (mmcf)	1,585	1,412	1,558	4,486	3,749
Royalty properties oil sales (mbbls)	86	82	81	245	244
NPI gas sales (mmcf)	990	856	778	2,553	2,526
NPI oil sales (mbbls)	14	2	2	18	7

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$3.94	$4.11	$3.95	$3.95	$4.40
Royalty properties oil sales ($/bbl)	$87.69	$71.23	$98.44	$91.17	$73.04
NPI gas sales ($/mcf)	$4.10	$4.08	$4.33	$4.19	$4.50
NPI oil sales ($/bbl)	$82.74	$64.54	$97.02	$84.68	$68.06

Accrual basis production costs deducted under the NPIs ($/mcfe) (1)	$.93	$1.57	$2.11	$1.56	$1.60
 (1) Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the third quarter were up 4.9% from 82 mbbls during the third quarter of 2010 to 86 mbbls in the same period of 2011. Oil sales volumes attributable to our Royalty Properties during the first nine months were about the same at 244 mbbls in 2010 compared to 245 mbbls in 2011.  Natural gas sales volumes attributable to our Royalty Properties during the third quarter increased 12.3% from 1,412 mmcf in 2010 to 1,585 mmcf in 2011. Natural gas sales volumes attributable to our Royalty Properties during the first nine months increased 19.7% from 3,749 in 2010 to 4,486 mmcf in 2011. The increase in oil and natural gas sales volumes was primarily attributable to the effect of the acquisition of Maecenas Minerals LLP on March 31, 2010, activity in the Fayetteville Shale trend of Arkansas, and continued development activities on the Royalty Properties.

During the third quarter of 2011 oil and gas sales volumes attributable to our NPIs included for the first time volumes attributable to the Minerals NPI.  The Minerals NPI had cumulative revenues exceed cumulative operating and development costs at September 30, 2011.  Sales volumes and prices attributable to the Minerals NPI during periods prior to the third quarter of 2011 are excluded from the above table because DMLP did not receive any payments as a result of such NPI sales volumes during those prior periods.  See “Overview” above.

Oil sales volumes attributable to our NPIs during the third quarter and first nine months of 2011 were 14 mbbls and 18 mbbls, respectively, an increase from 2 mbbls and 7mbbls during the same periods of 2010, respectively.  Natural gas sales volumes attributable to our NPIs during the third quarter and first nine months of 2011 also increased from the same periods of 2010.  Third quarter gas sales volumes of 990 mmcf during 2011 were 15.7% higher than 856 mmcf during 2010.  First nine month sales volumes of 2,553 mmcf during 2011 were about the same compared to 2,526 mmcf during the same period of 2010.  Natural gas and oil sales volume changes were a result of the inclusion of the Minerals NPI which partially offset natural reservoir decline.

The weighted average oil sales prices attributable to our interest in Royalty Properties increased 23.1% from $71.23/bbl during the third quarter of 2010 to $87.69/bbl during the third quarter of 2011 and increased 24.8% from $73.04/bbl during the first nine months of 2010 to $91.17/bbl during the same period of 2011.  Third quarter weighted average natural gas sales prices from Royalty Properties decreased 4.1% from $4.11/mcf during 2010 to $3.94/mcf during 2011.  The nine months ended September 30 weighted average Royalty Properties natural gas sales prices decreased 10.2% from $4.40/mcf during 2010 to $3.95/mcf during 2011.  Both oil and natural gas price changes resulted from changing market conditions.

Third quarter weighted average oil sales prices from the NPIs increased 28.2% from $64.54/bbl in 2010 to $82.74/bbl in 2011. The first nine months NPIs’ oil sales prices increased 24.4% from $68.06/bbl in 2010 to $84.68/bbl in 2011.  Changing market conditions resulted in increased oil prices.  Third quarter weighted average natural gas sales prices attributable to the NPIs were about the same at $4.08/mcf in 2010 compared to $4.10/mcf in 2011. The first nine months ended September 30, 2011 natural gas prices decreased 6.9% to $4.19/mcf from $4.50/mcf in the same period of 2010.  Natural gas sales price changes during the three- and nine-month periods resulted from changing market conditions.

Our third quarter net operating revenues increased 11.3% from $16,467,000 during 2010 to $18,326,000 during 2011.  Net operating revenues for the first nine months of 2011 increased 6.0% from $46,262,000 during 2010 to $49,049,000 during 2011. Both the quarterly and nine-month increases resulted primarily from increased oil prices and oil and gas sales volumes discussed above.

Costs and expenses of $6,857,000 and $20,070,000 during the third quarter and nine months of 2011, respectively, were about the same as $6,950,000 and $19,895,000 during the same periods of 2010.  The third quarter and nine-month 2011 decreases in depletion and amortization costs offset increased production tax on higher operating revenues in 2011.

Depletion and amortization costs were $4,817,000 and $13,640,000 during the third quarter and nine months ended September 30, 2011, respectively, compared to $5,068,000 and $13,842,000 during the same periods of 2010.  Higher sales volumes during 2011 did not have a significant impact on the depletion calculation as upward reserve revisions at 2010 year-end along with the inclusion this quarter of Minerals NPI more than offset the increase in full cost basis related to the acquisition of Maecenas Minerals at March 31, 2010.

Third quarter net earnings allocable to common units increased 21.1% from $9,201,000 during 2010 to $11,139,000 during 2011.  First nine months common unit net earnings increased 9.9% from $25,497,000 during 2010 to $28,030,000 during 2011.  Both increases are primarily the result of increased oil prices and natural gas sales volumes as discussed above, partially offset by reduced lease bonus income.

Net cash provided by operating activities decreased 2.7% from $15,307,000 during the third quarter of 2010 to $14,892,000 during the third quarter of 2011 and was about the same at $42,892,000 for the first nine months of 2010 compared to $42,506,000 during the same period of 2011.  Decreases in both periods are primarily due to decreased lease bonus income partially offset by increased oil and natural gas sales volumes.

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

Cash receipts attributable to our Royalty Properties during the 2011 third quarter totaled approximately $13,300,000. These receipts generally reflect oil sales during June through August 2011 and natural gas sales during May through July 2011.  The weighted average indicated prices for oil and natural gas sales during the 2011 third quarter attributable to the Royalty Properties were $91.68/bbl and $4.11/mcf, respectively.

Cash receipts attributable to our NPIs during the 2011 third quarter totaled approximately $2,100,000. These receipts reflect oil and natural gas sales from the properties underlying the NPIs generally during May through July 2011.  The weighted average indicated prices received during the 2011 third quarter for oil and natural gas sales were $94.01/bbl and $4.38/mcf, respectively.

We received cash payments of approximately $235,000 from various sources during the third quarter of 2011 some attributable to 11 consummated leases and pooling elections located in eight counties and parishes in three states. The consummated leases reflected royalty terms ranging up to 25% and lease bonuses ranging up to $2,000/acre.

We received division orders for, or otherwise identified, 96 new wells completed on our Royalty Properties and NPIs located in 36 counties and parishes in six states during the third quarter of 2011. The operating partnership elected to participate during the quarter in 11 wells to be drilled on our NPI properties located in two counties in one state.

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

BARNETT SHALE –- We own varying undivided mineral and overriding royalty interests in approximately 1,820 acres located in Tarrant County, Texas in an area commonly referred to as the Core Area of the Barnett Shale Trend.  As of September 30, 2011, 43 wells had been drilled, of which 41 wells were completed for production and two were drilled but not yet completed or connected to a pipeline. Permits to drill two additional wells on the properties had been issued by regulatory agencies.  In the third quarter seven wells were brought on production with an average reported test rate of 3.4 mmcfd.  DMLP owns a 17.1% NRI in these wells.

FAYETTEVILLE SHALE, NORTHERN ARKANSAS –- We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Three hundred forty-seven wells have been permitted on the lands as of Septembe 30, 2011, of which the operating partnership has an interest in 215. In total, 322 wells had been spud of which 283 had been completed as producers, 34 were in various stages of drilling or completion operations or waiting on a pipeline, and five wells had been abandoned. Wells that have been proposed to be drilled by the operator but for which permits have not yet been issued by the Arkansas Oil & Gas Commission are not reflected in this number.

Set forth below is a summary of Fayetteville Shale activity through September 30, 2011 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI.
	2004 through 2007	2008	2009	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011	Q2 2011	Q3 2011	Total to Date
New Well Permits(1)	47	66	68	23	21	31	34	22	18	17	347
Wells Spud	41	62	70	22	15	28	23	20	23	18	322
Wells Completed(2)	27	54	49	13	32	18	25	29	17	16	280
Royalty Wells in Pay Status (3)	6	30	55	10	14	20	26	22	17	16	216
(1)  Excludes permits that expire undrilled.
(2)  Completing date defined as the day the well commences production.
(3)  Wells in pay status means wells for which revenue was initially received during the indicated period.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $1,096,000 in the third quarter from 216 wells.  Net cash receipts for the Minerals NPI Properties attributable to interests in these lands totaled approximately $710,000 in the third quarter from 115 wells.

HORIZONTAL BAKKEN, WILLISTON BASIN –- We own varying undivided perpetual mineral interests totaling 70,390/8,905 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Operators active in this area include Continental Resources, EOG Resources, Hess Corporation, Marathon Oil Company, and Whiting Oil & Gas. There have been a total of 182 wells permitted on these lands as of September 30, 2011 with 126 completed as producers. In virtually all cases we have elected not to lease our lands and not to pay our share of well costs, thus becoming a non-consenting mineral owner. According to North Dakota law, non-consenting owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs. Once 150% payout occurs, the working interest will be owned by the operating partnership and subject to the Minerals NPI. Non-consenting owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of September 30, 2011, ten of these wells had achieved 150% payout.

Set forth below is a summary of Horizontal Bakken activity through September 30, 2011 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI.
	2004 through 2007	2008	2009	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011	Q2 2011	Q3 2011	Total to Date
New Well Permits	17	44	23	7	16	13	22	11	16	13	182
Wells Spud	14	26	30	7	15	12	10	18	15	17	164
Wells Completed	9	22	31	9	6	13	10	8	12	6	126
Wells Reaching 150% Payout(1)	0	3	1	1	0	3	0	0	1	1	10
(1)	Wells reaching 150% payout means wells for which the 150% risk penalty has been recovered during the indicated period.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $15,739,000 at September 30, 2011 and $11,253,000 at December 31, 2010.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 2, 2011		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: November 2, 2011		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

32.2*	Certification of Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350 (contained within Exhibit 32.1 hereto)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith