Form 10-K
period 2011-12-31
DORCHESTER MINERALS, L.P.
filed 2012-02-24
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period from ________to__________

Commission File Number:  000-50175

DORCHESTER MINERALS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0551518 (I.R.S. Employer Identification No.)

3838 Oak Lawn Avenue, Suite 300
Dallas, Texas 75219
(Address of principal executive offices) (Zip Code)

(214) 559-0300
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class Common Units Representing Limited Partnership Interests	Name of each exchange on which registered NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐  No ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $761,277,396 as of June 30, 2011, based on $26.91 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 23, 2012: 30,675,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2012 Annual Meeting of Unitholders to be held on May 16, 2012, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2011.

PART I.

ITEM 1.   BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003, upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership, and Republic and Spinnaker were private Texas limited partnerships. Our common units are listed on the NASDAQ Global Select Market. American Stock Transfer & Trust Company is our registrar and transfer agent and its address and telephone number is 6201 15th Avenue, Brooklyn, NY 11219, (800) 937-5449. Our executive offices are located at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, 75219-4541, and our telephone number is (214) 559-0300. We have established an Internet website at www.dmlp.net that contains the last annual meeting presentation and a link to the NASDAQ website. You may obtain all current filings free of charge at our website. We will provide electronic or paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) free of charge upon written request at our executive offices. In this report, the term "Partnership," as well as the terms "us," "our," "we," and "its" are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

Our general partner is Dorchester Minerals Management LP, which is managed by its general partner, Dorchester Minerals Management GP LLC. As a result, the Board of Managers of Dorchester Minerals Management GP LLC exercises effective control of our Partnership. In this report, the term "general partner" is used as an abbreviated reference to Dorchester Minerals Management LP. Our general partner also controls and owns, directly and indirectly, all of the partnership interests in Dorchester Minerals Operating LP and its general partner. Dorchester Minerals Operating LP owns working interests and other properties underlying our Net Profits Interests (or “NPIs”), provides day-to-day operational and administrative services to us and our general partner, and is the employer of all the employees who perform such services. In this report, the term "operating partnership" is used as an abbreviated reference to Dorchester Minerals Operating LP.

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

We intend to grow by acquiring additional oil and natural gas properties, subject to the limitations described below. The approval of the holders of a majority of our outstanding common units is required for our general partner to cause us to acquire or obtain any oil and natural gas property interest, unless the acquisition is complementary to our business and is made either:

●	in exchange for our limited partner interests, including common units, not exceeding 20% of the common units outstanding after issuance; or

●
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

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes:

●	permits for the drilling of wells;
●	bonding requirements in order to drill or operate wells;
●	the location and number of wells;
●	the method of drilling and casing wells;
●	the surface use and restoration of properties upon which wells are drilled;
●	the plugging and abandonment of wells;
●	numerous federal and state safety requirements;
●	environmental requirements;
●	property taxes and severance taxes; and
●	specific state and federal income tax provisions.

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

Since 2004 the operating partnership has sold most of its natural gas production to a Williams entity (currently WPX Energy Marketing, LLC, a wholly owned subsidiary of WPX Energy, Inc.) on a daily market price basis using a yearly contract that will continue through October 2012. The operating partnership frequently reviews alternative gas purchasers. We believe that the loss of Williams by the operating partnership or the loss of any single customer would not have a material adverse effect on us due to the availability of alternative purchasers.

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

●
our general partner, the GP Parties and their affiliates or the manager designees will not be prohibited from engaging in the oil and natural gas business or any other business, even if such activity is in direct or indirect competition with our business activities;

●	affiliates of our general partner, the GP Parties and their affiliates and the manager designees will not have to offer us any business opportunity;

●	we will have no interest or expectancy in any business opportunity pursued by affiliates of our general partner, the GP Parties or their affiliates and the manager designees; and

●
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

In certain circumstances, if a GP Party or any subsidiary thereof, any officer of the general partner of our general partner or any of their subsidiaries, or a manager of the general partner of our general partner that is an affiliate of a GP Party signs a binding agreement to purchase oil and natural gas interests, excluding oil and natural gas working interests, then such party must notify us prior to the consummation of the transactions so that we may determine whether to pursue the purchase of the oil and natural gas interests directly from the seller. If we do not pursue the purchase of the oil and natural gas interests or fail to respond to the purchasing party's notice within the provided time, the opportunity will also be considered a renounced opportunity.

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

Operating Hazards and Uninsured Risks

Our operations do not directly involve the operational risks and uncertainties associated with drilling for, and the production and transportation of, oil and natural gas. However, we may be indirectly affected by the operational risks and uncertainties faced by the operators of our properties, including the operating partnership, whose operations may be materially curtailed, delayed or canceled as a result of numerous factors, including:

●	the presence of unanticipated pressure or irregularities in formations;
●	accidents;
●	title problems;
●	weather conditions;
●	compliance with governmental requirements; and
●	shortages or delays in the delivery of equipment.

Also, the ability of the operators of our properties to market oil and natural gas production depends on numerous factors, many of which are beyond their control, including:

●	capacity and availability of oil and natural gas systems and pipelines;
●	effect of federal and state production and transportation regulations;
●	changes in supply and demand for oil and natural gas; and
●	creditworthiness of the purchasers of oil and natural gas.

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

Employees

As of February 23, 2012, the operating partnership had 21 full-time employees in our Dallas, Texas office and seven full-time employees in field locations.

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

Our quarterly cash distributions depend significantly on the prices realized from the sale of oil and, in particular, natural gas. Historically, the markets for oil and natural gas have been volatile and may continue to be volatile in the future. Various factors that are beyond our control will affect prices of oil and natural gas, such as:

●	the worldwide and domestic supplies of oil and natural gas;
●	the ability of the members of the Organization of Petroleum Exporting Countries and others to agree to and maintain oil prices and production controls;
●	political instability or armed conflict in oil-producing regions;
●	the price and level of foreign imports;
●	the level of consumer demand;
●	the price and availability of alternative fuels;
●	the availability of pipeline capacity;
●	weather conditions;
●	domestic and foreign governmental regulations and taxes; and
●	the overall economic environment.

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

Significant portions of the Royalty Properties are unleased mineral interests. With limited exceptions, we have the right to grant leases of these interests to third parties. We anticipate receiving cash payments as bonus consideration for granting these leases in most instances. Our ability to influence third parties' decisions to become our lessees with respect to these nonproducing properties is severely limited, and those decisions may be influenced by factors beyond our control, including but not limited to oil and natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

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

Our ability to increase reserves through future acquisitions is limited by restrictions on our use of cash and limited partnership interests for acquisitions and by our general partner's obligation to use all reasonable efforts such as NPIs to avoid unrelated business taxable income. In addition, the ability of affiliates of our general partner to pursue business opportunities for their own accounts without tendering them to us in certain circumstances may reduce the acquisitions presented to us for consideration.

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

Drilling involves a wide variety of risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be delayed or canceled as a result of a variety of factors, including:

●	pressure or irregularities in formations;
●	equipment failures or accidents;
●	unexpected drilling conditions;
●	shortages or delays in the delivery of equipment;
●	adverse weather conditions; and
●	disputes with drill-site owners.

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

Acquisitions and business expansions involve numerous risks, including assimilation difficulties, unfamiliarity with new assets or new geographic areas and the diversion of management's attention from other business concerns. In addition, the success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attributable to reserves and to assess possible environmental liabilities. Our review and analysis of properties prior to any acquisition will be subject to uncertainties and, consistent with industry practice, may be limited in scope. We may not be able to successfully integrate any oil and natural gas properties that we acquire into our operations, or we may not achieve desired profitability objectives.

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

A significant portion of the properties subject to the NPIs are geographically concentrated, which could cause net proceeds payable under the NPIs to be impacted by regional events.

A significant portion of the properties subject to the NPIs are all natural gas properties that are located almost exclusively in the Hugoton field in Oklahoma and Kansas. Because of this geographic concentration, any regional events, including natural disasters that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact the net proceeds payable under the NPIs more than if the properties were more geographically diversified.

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

Some of the operating partnership's current working interest wells were drilled and have been producing since prior to 1954. The 132-mile Oklahoma gas pipeline gathering system was originally installed in or about 1948 and because of its age is in need of periodic repairs and upgrades. Should major components of this system require significant repairs or replacement, the operating partnership may incur substantial capital expenditures in the operation of the Oklahoma properties, which, as production costs, would reduce our cash flow from these properties.

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

As another example, Oklahoma regulations currently require administrative hearings to change the concentration of the operating partnership’s gas production wells from one well for each 640 acres in the Guymon-Hugoton field. Previously, certain interested parties have sought regulatory changes in Oklahoma for "infill," or increased density drilling similar to that which is available in Kansas, which allows one well for each 320 acres. Should Oklahoma change its existing regulations to readily permit infill drilling, it is possible that a number of producers will commence increased density drilling in areas adjacent to the properties in Oklahoma that are subject to the NPIs. If the operating partnership or other operators of our properties do not do the same, our production levels relating to these properties may decrease, or mineral owners may demand increased density drilling. Capital expenditures relating to increased density on the properties underlying the NPIs would be deducted from amounts payable to us under the NPIs.

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

The potential adoption of federal and state hydraulic fracturing legislation could delay or restrict development of our oil and natural gas properties.

During the last Congressional Session, several bills were proposed that would have subjected the process of hydraulic fracturing to regulation under the Safe Drinking Water Act.  Similar legislation may be proposed by the current Congress.  In addition, the EPA’s Office of Research and Development (ORD) is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The ORD expects to have the initial study results available by late 2012 and final results by 2014.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate production. The use of hydraulic fracturing is necessary to produce commercial quantities of crude oil and natural gas from many reservoirs. Although it is not possible at this time to predict the final outcome of the ORD’s study and any resulting legislation, any new federal restrictions on hydraulic fracturing could significantly increase operating, capital and compliance costs. Such cost increases could delay or restrict development by operators of our oil and natural gas properties.

Additionally, certain states in which our properties are located, including Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether.  For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas, or the RCT, and the public disclosure of certain information regarding the components used in the hydraulic-fracturing process.  In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.  In the event state, local, or municipal legal restrictions are adopted in areas where our properties are located, the cost of the operators of our oil and natural gas properties complying with such requirements may be significant in nature, which may cause delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even preclude the operators from drilling wells.

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

Net income as reported for financial statement purposes is presented on an accrual basis in conformity with accounting principles generally accepted in the United States of America. Unitholder K-1 tax statements are calculated based on applicable tax conventions, and taxable income as calculated for each year will be allocated among unitholders who hold units on the last day of each month. Distributions, however, are calculated on the basis of actual cash receipts, changes in cash reserves, and disbursements during the relevant reporting period. Consequently, due to timing differences between the receipt of proceeds of production and the point in time at which the production giving rise to those proceeds actually occurs, net income reported on our consolidated financial statements and on unitholder K-1's will not reflect actual cash distributions during that reporting period.

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

We may issue additional securities, diluting our unitholders' interests.

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

If we issue additional common units, it will reduce our unitholders' proportionate ownership interest in us. This could cause the market price of the common units to fall and reduce the per unit cash distributions paid to our unitholders. In addition, if we issued limited partnership units with voting rights superior to the common units, it could adversely affect our unitholders' voting power.

Our unitholders may not have limited liability in the circumstances described below and may be liable for the return of certain distributions.

Under Delaware law, our unitholders could be held liable for our obligations to the same extent as a general partner if a court determined that the right of unitholders to remove our general partner or to take other action under our partnership agreement constituted participation in the "control" of our business.

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

Because we conduct our business in various states, the laws of those states may pose similar risks to our unitholders. To the extent to which we conduct business in any state, our unitholders might be held liable for our obligations as if they were general partners if a court or government agency determined that we had not complied with that state's partnership statute, or if rights of unitholders constituted participation in the "control" of our business under that state's partnership statute. In some of the states in which we conduct business, the limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established.

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

Our unitholders may have more taxable income or less taxable loss on an ongoing basis if the IRS does not accept our method of determining a unitholder's share of the basis of partnership property.

Our general partner utilizes a method of calculating each unitholder's share of the basis of partnership property that results in an aggregate basis for depletion purposes that reflects the purchase price of common units as paid by the unitholder. This method is not specifically authorized under applicable Treasury regulations, and the IRS may challenge this method. Such a challenge, if successful, could cause our unitholders to recognize more taxable income or less taxable loss on an ongoing basis in respect of their common units.

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

If our transfer agent or any other nominee holding common units on behalf of a partner is not timely notified of a sale or other transfer of common units, and a proper transfer of ownership is not recorded on the appropriate books and records, some distributions and federal income tax information or reports with respect to these common units may not be made or provided to the transferee of the units and may instead continue to be made or provided to the original transferor. Notwithstanding a transferee's failure to receive distributions and federal income tax information or reports from us with respect to these units, the IRS may contend that such transferee is a partner for federal income tax purposes and that some allocations of income, gain, loss or deduction by us should have been reported by such transferee. Alternatively, the IRS may contend that the transferor continues to be a partner for federal income tax purposes and that allocations of income, gain, loss or deduction by us should have been reported by such transferor. If the transferor is not treated as a partner for federal income tax purposes, any cash distributions received by such transferor with respect to the transferred units following the transfer would be fully taxable as ordinary income to the transferor.

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

Both the Proposed Fiscal Year 2012 Federal Budget and the proposed American Jobs Act of 2011 include potential legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration activities. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the repeal of the domestic manufacturing tax deduction for oil and natural gas companies, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available to our unitholders and to oil and natural gas operators that we rely upon to develop our properties. Such legislation or changes could negatively impact both our unitholders and our Partnership financially.

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under "Risk Factors" and elsewhere in this report.

You should read these statements carefully because they may discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other forward-looking information. Before you invest, you should be aware that the occurrence of any of the events herein described in "Risk Factors" and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.

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

Acreage Summary

The following table sets forth, as of December 31, 2011, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	18	17	8	25
Number of Counties/Parishes	465	190	137	34	574
Gross Acres	2,308,000	617,000	209,000	36,000	3,119,000
Net Acres (where applicable)	378,000	—	—	—	378,000

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

The following table sets forth, as of December 31, 2011, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross(1)	Net(1)	State	Gross	Net(1)
Alabama	105,000	8,000	Missouri	1,000	< 500
Arkansas	47,000	16,000	Montana	282,000	63,000
California	1,000	< 500	Nebraska	3,000	< 500
Colorado	23,000	1,000	New Mexico	42,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	293,000	46,000
Illinois	5,000	1,000	Oklahoma	230,000	17,000
Indiana	< 500	< 500	Pennsylvania	10,000	6,000
Kansas	14,000	2,000	South Dakota	14,000	1,000
Kentucky	2,000	1,000	Texas	1,641,000	152,000
Louisiana	131,000	3,000	Utah	6,000	< 500
Michigan	54,000	3,000	Wyoming	27,000	1,000
Mississippi	72,000	9,000

(1)	< 500 means acreage owned did not round up to 1,000.

Leasing Activity

The operating partnership and we received cash payments in the amount of $571,000 during 2011 attributable to lease bonus on 28 leases and 14 pooling elections in lands located in 26 counties and parishes in seven states. These leases reflected bonus payments ranging up to $2,500/acre and initial royalty terms ranging up to 26%.

The operating partnership and we received cash payments in the amount of $167,000 during the fourth quarter of 2011 attributable to lease bonus on eight leases and three pooling elections of our interests in lands located in nine counties and parishes in five states. These leases reflected bonus payments ranging up to $1,100/acre and initial royalty terms ranging up to 25%.

The following table sets forth a summary of leases and pooling elections consummated during 2009 through 2011.

Consummated Leases	2011	2010	2009
Number	42	103	53
Number of States	7	8	4
Number of Counties	26	32	22
Average Royalty	26%	24.8%	23.4%
Average Bonus, $/acre	$472	$1,705	$565
Total Lease Bonus – cash basis	$571,000	$3,862,000	$663,000

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

Net Profits Interests

We own net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by the operating partnership. We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event costs exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and carried over and reflected in the following month's calculation of net profit.

We own six NPIs. The Minerals NPI (one of the six) owns certain cost bearing interests that were either in existence at the time of our formation, or created subsequent to our formation but associated with nonproducing mineral, royalty and leasehold interest properties acquired upon our formation. The Minerals NPI recently achieved a cumulative net profit status as a result of its cumulative net revenue exceeding cumulative operating and actual and budgeted capital expenditures and development costs.  Through November 30, 2011, cumulative net profit was approximately $1,347,000, resulting in NPI payments of approximately $1,306,000 to us during the fourth quarter of 2011. Our fourth quarter limited partner distribution included this payment. Our consolidated financial statements reflect activity attributable to the Minerals NPI and include a portion of 2011 cash receipts and disbursements and accrued revenues and costs not yet received or paid. Prior to the Minerals NPI achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles. Effective third quarter 2011, consolidated financial statements reflect activity attributable to the Minerals NPI, and will continue to do so regardless of its net profit status on a cumulative or reporting period basis. As of December 31, 2011 each of the six NPIs has cumulative revenue that exceeds cumulative costs, such excess constituting net proceeds on which NPI payments are determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

The following tables set forth cash receipts and disbursements, production volumes and reserves attributable to the Minerals NPI from inception through 2006 and the calendar years 2007 through 2011. The information designated as “Included in Financial Statements” and “Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations” include cash payments made to us in January 2012 and their related production volumes.

	Minerals NPI Cash Basis Results
	Year Ended December 31,
	(in Thousands)
	Inception Through 2006	2007	2008	2009	2010	2011	Total
Cash received for revenue	$4,945	$3,255	$6,016	$3,408	$7,901	$11,783	$37,308
Cash paid for operating costs	852	521	853	865	1,732	2,055	6,878
Cash paid for development costs	4,311	2,635	4,778	4,348	3,249	5,072	24,393
Budgeted capital expenditures			905	890	2,630	(78)	4,347
Net cash (paid) received	$(218)	$99	$(520)	$(2,695)	$290	$4,734	$1,690
Cumulative NPI (Deficit) Profit	$(218)	$(119)	$(639)	$(3,334)	$(3,044)	$1,690
Included in net profits interests revenue on financial statements						$1,639	$1,639

The revenue amounts, the production volumes, and the proved reserves presented include only properties producing revenue. The development cost amounts pertain to more properties than the properties producing revenue due to timing differences between operating partnership expenditures and oil and natural gas production and payments to the operating partnership.

	Minerals NPI Cash Basis Production
	Year ended December 31,
	Inception through 2006	2007	2008	2009	2010	2011(1)	Total
Natural Gas mcf	455,727	291,278	418,743	596,341	957,176	1,305,895	4,025,160
Oil & Condensate bbl	31,996	19,662	22,480	21,104	53,369	73,792	222,403

Indicated Gas Price, $/mcf		$6.58	$8.55	$3.74	$4.13	$3.58	$4.84
Indicated Oil/Cond. Price, $/bbl		$62.93	$100.98	$48.80	$71.52	$88.43	$74.83

(1)	Cash sales volumes above include 512,367 mcf of natural gas and 21,636 bbls of oil & condensate also included in our Results of Operations.

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

	Minerals NPI Reserves All Proved Developed and located in the United States
	Year ended December 31,

	2004	2005	2006	2007	2008	2009	2010	2011
Proved Reserves
Natural Gas (mmcf) (1)	273	313	532	1,442	1,993	3,016	4,260	6,072
Oil & Condensate (mbbls) (1)	7	32	46	34	65	65	178	230

Future Net Revenues ($ in thousands) (1)	$1,352	$3,399	$4,309	$10,523	$9,341	$8,950	$30,353	$43,089
Standardized Measure ($ in thousands) (1)	$1,033	$2,655	$3,405	$7,253	$6,533	$6,451	$14,025	$29,210

(3)	Based on 12-month unweighted arithmetic average of the first day-of-the-month price of oil and natural gas in 2009 forward, otherwise based on year-end pricing of oil and natural gas

Amounts in the above tables reflect the operating partnership’s ownership of the subject properties. Net Profits Interest payments to us, if any, equal 96.97% of the cumulative net profits actually received by the operating partnership attributable to the subject properties. The above production sales volumes, indicated prices, oil and natural gas reserves, and financial information attributable to the Minerals NPI may not be indicative of future results of the Minerals NPI.

Acreage Summary

The following tables set forth, as of December 31, 2011, information concerning properties owned by the operating partnership and subject to the NPIs, including the Minerals NPI properties. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership's interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories.  In addition to amounts listed below, the operating partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests.  The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold	Total
Number of States	12	2	7	13
Number of Counties/Parishes	60	2	13	65
Gross Acres	49,000	1,000	98,000	148,000
Net Acres	6,000	—	82,000	88,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net(1)	Gross	Net(1)	Gross	Net
Oklahoma	12,000	1,000	80,000	74,000	92,000	75,000
Kansas	1,000	< 500	7,000	7,000	7,000	7,000
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
All Others	37,000	5,000	3,000	< 500	40,000	5,000
Totals	50,000	6,000	98,000	82,000	148,000	88,000

(1)	< 500 means acreage owned did not round up to 1,000.

The operating partnership owns working interests below the currently producing horizons in 47,360 gross/46,960 net acres in Texas County, Oklahoma. The operating partnership has from time to time farmed out its leasehold interests in portions of these lands, reserving an overriding royalty interest therein, and will consider additional exploration or development of these lands as circumstances warrant. The leasehold acreage in Arkansas listed above includes all of the acreage in the Fayetteville Shale properties in which the operating partnership participates as a working interest owner.

Costs Incurred

The following table sets forth information regarding 100% of the costs incurred on a cash basis by the operating partnership during the periods indicated in connection with the properties underlying the NPIs.

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Acquisition costs	$—	$—	$—
Development costs (1)	5,658	3,268	4,377
Total	$5,658	$3,268	$4,377

(1)	The years ended December 31, 2009, 2010 and 2011 include $4,348,000, $3,249,000 and $4,362,000, respectively, attributable to NPIs before reaching pay status.

Productive Well Summary

The following table sets forth, as of December 31, 2011, the combined number of producing wells on the properties subject to the NPIs, including the Minerals NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	199	120.2
Kansas	20	20.0
All others	345	16.3
Total	564	156.5

(1)	Multiple well units operated by someone other than the operating partnership and in which we own NPIs are included as one gross well.

Drilling Activity

During 2011, we received division orders or first payments for 356 new wells completed on our Royalty Properties in 9 states, and 66 new wells completed on our NPI Properties in 4 states.  Included in these totals are 14 wells in one state in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

Additional information concerning selected recent activity is summarized below:

Fayetteville Shale Trend of Northern Arkansas – We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Three hundred fifty-nine wells were permitted on the lands as of December 31, 2011, 218 of which the operating partnership owns an interest. In total, 343 wells were spud, 315 were completed as producers, 21 were in various stages of drilling or completion operations or waiting on a pipeline, and seven wells were abandoned.  Leases covering approximately 10,722/5,310 gross/net acres expired on June 27, 2011.  We are currently determining the best course of action with regards to leasing or participating with the unleased acreage.  Approximately 8,933/4,448 gross/net acres are held by production.

Set forth below is a summary of Fayetteville Shale activity through December 31, 2011 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI and wells for which we may not yet have received division orders or first payment.

	2004 through 2008	2009	2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Total to Date
New Well Permits(1)	113	68	110	23	17	17	11	359
Wells Spud	103	70	88	21	28	26	7	343
Wells Completed(2)	81	49	88	29	18	17	33	315
Royalty Wells in Pay Status(3)	36	55	70	22	17	16	9	225

(1)	Excludes permits that expire undrilled
(2)	Completion date is defined as the day the well commences production.
(3)	Wells in Pay Status means wells for which revenue was initially received during the indicated period

Our estimated proved reserves as of December 31, 2011, include reserves attributable to our royalty interest in 267 wells totaling 5.82 bcf. Proved reserves attributable to working interests owned by the operating partnership totaled 5.46 bcf in 178 wells. These estimates only include wells for which test rates have been obtained.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $3,933,000 in 2011 from 228 wells. Net cash receipts for the Minerals NPI properties attributable to interests in these lands totaled $3,638,000 in 2011 from 146 wells. Fourth quarter net cash receipts for the Royalty Properties and the Minerals NPI properties totaled $994,000 from 228 wells and $1,389,000 from 144 wells, respectively.

Horizontal Bakken, Williston Basin – We own varying undivided perpetual mineral interests totaling 70,390/8,905 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Operators active in this area include Brigham Oil & Gas, Continental Resources, EOG Resources, Hess Corporation, and Whiting Oil & Gas. One hundred eighty four wells were permitted on these lands as of December 31, 2011, with 136 completed as producers. In most cases we elected to become a non-consenting mineral owner—who is not obligated to pay well costs. According to North Dakota law, non-consenting mineral owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs. Once 150% payout occurs, the operating partnership will then own the working interest; subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of December 31, 2011, 11 of these wells had achieved 150% payout.

Set forth below is a summary of Horizontal Bakken activity through December 31, 2011 for wells in which we own a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI.

	2004 through 2008	2009	2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Total to Date
New Well Permits	61	23	57	11	16	13	3	184
Wells Spud	39	30	43	18	14	19	15	178
Wells Completed	31	31	37	8	10	13	6	136
Wells reaching 150% Payout(1)	3	1	4	0	1	1	1	11

(1) Wells reaching 150% Payout means wells for which the 150% penalty has been recovered during the indicated period.

Appalachian Basin – We own varying undivided perpetual mineral interests in approximately 31,000/24,000 gross/net acres in 19 counties in southern New York and northern Pennsylvania. Approximately 75% of those net acres are located in eastern Allegany and western Steuben Counties, New York—an area that some industry press reports suggest may be prospective for gas production from unconventional reservoirs, including the Marcellus Shale. The New York State Department of Environmental Conservation has completed its regulatory review of high-volume hydraulic fracturing practices; however, development of these natural gas resources will be limited until remaining regulatory issues are resolved. We continue to monitor industry activity and encourage dialogue with industry participants to determine the proper course of action regarding our interests in this area.

Barnett Shale – We own varying undivided mineral and overriding royalty interests in approximately 1,820 acres located in Tarrant County, Texas in an area commonly referred to as the Core Area of the Barnett Shale Trend. As of December 31, 2011, 43 wells were drilled, of which 42 wells were completed for production and one was drilled but not yet completed or connected to a pipeline. No new permits to drill additional wells on the properties have been issued by regulatory agencies. Nine wells were brought on production during 2011, with an average reported test rate of 3.4 mmcfd. We own interests ranging from 17.1% to 20.0% NRI in these wells.

Oil and Natural Gas Reserves

The following table reflects the Partnership's proved developed and total proved reserves at December 31, 2011. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd.  As described above, the Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests.  The Partnership’s Vice President of Operations (“VP”) gathers production information and provides such information to our two independent engineering consulting firms who extrapolate from such information estimates of the reserves attributable to the Royalty Properties and NPIs based on their expertise in the oil and natural gas fields where the Royalty Properties and NPIs are situated, as well as publicly available information.  Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the VP. Our VP has a bachelor’s degree in Petroleum Engineering from the University of Alberta, and has worked in the upstream oil and natural gas business in various capacities since 1996. The VP reports directly to the Chief Executive Officer (“CEO”). Our CEO ensures compliance with SEC guidance.  Our CEO received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1984, and has been a Registered Professional Engineer in Texas since 1988. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas, and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

Summary of Oil and Gas Reserves as of Fiscal Year-End
All Proved Developed and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)
2011	3,310	38,940	256	28,023	3,566	66,963
2010	3,290	36,931	43	24,748	3,333	61,679
2009	3,237	34,923	40	25,357	3,277	60,280

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.

Proved oil and natural gas reserves means those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and governmental regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for average sales prices.

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves.  Hugoton Field production (not sales) for the last three years is listed below:

	Production by Significant Field
	Oil bbls	Gas mcf	boe
2011	—	3,444,000	574,000
2010	—	3,656,000	609,000
2009	—	3,945,000	658,000

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

ITEM 3.  LEGAL PROCEEDINGS

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  A claim of underpayment of royalty remains pending. An adverse decision could reduce amounts we receive from the NPIs.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NASDAQ National Market (now the NASDAQ Global Select Market) on February 3, 2003. The following table summarizes the high and low sales information for the common units for the period indicated.

	2011		2010
	High	Low	High	Low
First Quarter	$29.25	$25.90	$23.86	$20.50
Second Quarter	$30.09	$25.18	$28.15	$21.04
Third Quarter	$28.29	$20.81	$27.30	$23.66
Fourth Quarter	$25.76	$21.76	$29.42	$25.00

As of December 31, 2011, there were 16,436 common unitholders.

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

Unitholder cash distributions per common unit for the past four years have been:

	Per Unit Amount
	2011	2010	2009	2008
First Quarter	$0.426745	$0.449222	$0.401205	$0.572300
Second Quarter	$0.417027	$0.412207	$0.271354	$0.769206
Third Quarter	$0.455546	$0.471081	$0.286968	$0.948472
Fourth Quarter	$0.448553	$0.354074	$0.321540	$0.542081

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2012.

Please see "Fourth Quarter 2011 Distribution Indicated Price" discussion contained in “Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2011 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2006 through December 31, 2011. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2011	2010	2009	2008	2007
Total operating revenues	$69,489	$61,094	$43,631	$89,925	$65,365
Depreciation, depletion and amortization	18,348	17,988	15,599	14,739	15,567
Net income	42,215	34,883	21,681	66,783	43,048
Net income per unit (basic and diluted)	1.33	1.11	0.72	2.30	1.48
Cash distributions(1)	52,505	52,198	44,728	81,648	57,401
Cash distributions per unit(1)	1.65	1.65	1.50	2.80	1.97
Total assets	142,769	153,111	152,768	139,562	154,251
Total liabilities	658	710	737	980	804
Partners' capital	142,111	152,401	152,031	138,582	153,447

(1)
Because of depletion (which is usually higher in the early years of production), a portion of every distribution of revenues from properties represents a return of a limited partner's original investment. Until a limited partner receives cash distributions equal to his original investment, in certain circumstances, 100% of such distributions may be deemed to be a return of capital.  Cash distributions by year exclude the fourth quarter distribution declared in January of the following year, but include the prior year fourth quarter distribution declared in January of the current year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2011 Overview

Our results during 2011 were strong despite declining natural gas prices and reduced drilling activity in many of our producing areas.  Significant results include the following:

●	Net income of $42.2 million;
●	Distributions of $50.7 million to our limited partners;
●	Identification of 408 new wells located on our Royalty and Net Profits Interest Properties in 9 states;
●	Consummation of 42 leases of our mineral interest in undeveloped properties located in 26 counties and parishes in seven states, and
●	Minerals NPI reaches payout resulting in an increase in oil reserves of 223 mbbls and gas reserves of 5,888 mmcf.

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

The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers could reach different conclusions as to estimated quantities of natural gas or crude oil reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to income. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

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

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$815,000	$240,000	$510,000	$65,000	—

Results of Operations

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the NPI calculation. Our portion of oil and natural gas sales volumes and weighted average sales prices are shown in the following table.

	Years Ended December 31,
Accrual Basis Sales Volumes:	2011	2010	2009
Royalty Properties Gas Sales (mmcf)	6,212	4,987	4,457
Royalty Properties Oil Sales (mbbls)	327	322	294
Net Profits Interests Gas Sales (mmcf)	3,838	3,351	3,593
Net Profits Interests Oil Sales (mbbls)	40	10	11

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$3.77	$4.21	$3.71
Royalty Properties Oil Sales ($/bbl)	$91.55	$74.77	$57.35
Net Profits Interests Gas Sales ($/mcf)	$4.81	$5.07	$3.91
Net Profits Interests Oil Sales ($/bbl)	$88.27	$69.40	$51.83
Accrual Basis Production Costs Deducted under the Net Profits Interests ($/mcfe) (1)	$1.81	$1.76	$1.50

(1)	Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes prices.

Comparison of the twelve-month periods ended December 31, 2011, 2010 and 2009

Royalty Properties’ oil sales volumes increased 9.5% from 294 mbbls during 2009 to 322 mbbls during 2010, and then increased 1.6% to 327 mbbls during 2011.  The increases were partially due to the acquisition of Maecenas Minerals LLP on March 31, 2010 as well as activity in the Bakken Shale Trend of North Dakota.  Royalty Properties’ gas sales volumes increased 11.9% from 4,457 mmcf during 2009 to 4,987 mmcf during 2010, and then increased 24.6% to 6,212 mmcf during 2011.  The increases in natural gas volumes in 2010 and 2011 were primarily due to the acquisition of Maecenas Minerals LLP effective March 31, 2010,  the acquisition of Barnett Shale properties effective June 30, 2009, and their subsequent development.

Beginning in the third quarter of 2011 oil and gas sales volumes attributable to our NPIs included volumes attributable to the Minerals NPI.  The Minerals NPI had cumulative revenues in excess of cumulative operating and development costs during the period ending September 30, 2011.  Sales volumes and prices attributable to the Minerals NPI during periods prior to the third quarter of 2011 are excluded from the above table because DMLP did not receive any payments from such NPI sales volumes during those prior periods.  See “Item 2 Properties – Net Profts Interest.”

NPI properties’ oil sales volumes decreased 9.1% from 11 mbbls during 2009 to 10 mbbls during 2010; and, subsequently increased 300% to 40 mbbls during 2011, due to including the Minerals NPI. NPI properties’ gas sales volumes decreased 6.7% from 3,593 mmcf during 2009 to 3,351 mmcf during 2010; and, subsequently increased 14.5% to 3,838 mmcf in 2011, principally due to including the Minerals NPI. Minerals NPI oil sales volumes and gas sales volumes included in the Net Profits Interest volumes were 31 mbbls and 713 mmcf.  See “Item 2 Properties – Net Profts Interest.”

Weighted average oil sales prices attributable to the Royalty Properties increased 30.4% from $57.35 per bbl in 2009 to $74.77 per bbl in 2010 and subsequently increased 22.4% to $91.55 per bbl in 2011. Royalty Properties’ weighted average gas sales prices increased 13.5% from $3.71 per mcf during 2009 to $4.21 per mcf during 2010 and then decreased 10.5% to $3.77 per mcf during 2011. All such fluctuations resulted from changing market conditions.

Weighted average NPI properties’ gas sales prices increased 29.7% from $3.91 per mcf during 2009 to $5.07 per mcf during 2010 and then decreased 5.1% to $4.81 per mcf in 2011. NPI properties’ weighted average oil sales prices increased 33.9% from $51.83 per bbl during 2009 to $69.40 per bbl during 2010 and subsequently increased 27.2% to $88.27 per bbl in 2011. All such fluctuations resulted from changing market conditions. Additionally, 2010 natural gas prices include a natural gas liquids payment accrual of $0.77/mcf related to 2010 production compared to $0.51/mcf in 2009. The accrued 2011 natural gas liquids payment of $0.93/mcf is included in the $4.81/mcf average gas sales price for 2011. The natural gas liquids payments are based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015. Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment. In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued.  Generally, we receive payment in the first quarter of the following year.

Our operating revenues increased 40.0% from $43,631,000 during 2009 to $61,094,000 in 2010 and subsequently increased 13.7% to $69,489,000 in 2011.  Increased oil and natural gas volumes from property acquisitions effective March 31, 2010, the Minerals NPI reaching payout in 2011, increased natural gas liquids payments and increased oil prices offset the lower 2011 natural gas prices.

General and administrative (“G&A”) costs increased 11.1% from $3,715,000 in 2009 to $4,128,000 in 2010 due to increased costs related to, among other things, regulatory reporting changes, increased number of unitholder accounts requiring K-1s and professional fees related to revenue audits. G&A decreased slightly in 2011 to $4,088,000.

Depletion, depreciation and amortization increased 15.3% from $15,599,000 in 2009 to $17,988,000 in 2010 primarily as a result of the acquisition of new properties partially offset by a lower depletion rate due to upward revisions in oil and natural gas reserve estimates.  During 2011, depletion and amortization increased 2.0% to $18,348,000, primarily as a result of increased production partially offset by a lower depletion rate due to upward revisions in oil and natural gas reserve estimates and inclusion of the Minerals NPI reserves. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

Net cash provided by operating activities increased 41.1% from $37,396,000 during 2009 to $52,763,000 during 2010 primarily due to increased oil and natural gas prices.  Net cash provided by operating activities increased 5.2% to $55,496,000 during 2011 primarily due to increased oil prices and increased oil and natural gas production, partially offset by reduced natural gas prices.

Climate Change

Climate change has become the subject of an important public policy debate. In response to climate change concerns, many foreign countries are adopting climate change legislation and regulations. Although the United States Congress has considered adopting climate change legislation, it has yet to enact such legislation and/or regulations at the federal level. Several states have adopted or are considering adopting climate change legislation. Further, the Environmental Protection Agency (“EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010. Those regulations require that regulated facilities report by March 2011, and annually thereafter.  The EPA has issued final regulations requiring petroleum and natural gas operators meeting a certain emission threshold to report their greenhouse gas emissions to the EPA.  In addition to the measuring and reporting requirements, the EPA issued an "Endangerment Finding" under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations and has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. The current state of development of many state and federal climate change regulatory initiatives makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that the operating partnership and oil and natural gas operators that develop our properties may incur.

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

Each unitholder is urged to consult an independent tax advisor regarding the requirements for filing state income, franchise and Texas margin tax returns.

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

Our only cash requirements are the distributions of all our net cash flow to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since many of these expenses vary directly with oil and natural gas prices and sales volumes, such as production taxes, we anticipate that sufficient funds will be available at all times for payment of these expenses. Of the expenses that do not vary with oil and natural gas prices and sales volumes, most are reimbursements to our general partner for allocable general and administrative costs including home office rent, salaries, and employee benefit plans. Such reimbursements are generally limited to 5% of an amount primarily based on annual distributions to our limited partners. Historically, all such reimbursements have been substantially below the 5% limit established by the partnership agreement. Consequently, even during the 2008 economic downturn, our business risks were essentially limited to distribution amount decreases. See “Item 1. Business – Credit Facilities and Financing Plans.”  See “Item 1A.  Risk Factors – Risks Related to our Business – Cash distributions are affected by production and other costs, some of which are outside of our control.”  See “Item 1A. Risk Factors – Risks Inherent In An Investment In Our Common Units – Cost reimbursement due our general partner may be substantial and reduce our cash available to distribute to our unitholders."  See "Notes to Consolidated Financial Statements – Note 3 – Related Party Transactions."

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

The operating partnership owns and operates the wells, pipelines and natural gas compression and dehydration facilities on its properties located in Kansas and Oklahoma. The operating partnership anticipates gradual increases in expenses as repairs to these facilities become more frequent and anticipates gradual increases in field operating expenses as reservoir pressure declines. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. These capital and operating costs are reflected in the NPI payments we receive from the operating partnership.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $14,238,000 for 2011, $11,253,000 for 2010, and $10,124,000 for 2009.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2010 through December 2011 were as follows:

					$ in Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2010	4th	January 24, 2011	February 3, 2011	$0.354074	$10,861	$388
2011	1st	April 25, 2011	May 5, 2011	0.426745	13,091	413
2011	2nd	July 25, 2011	August 4, 2011	0.417027	12,793	469
2011	3rd	October 24, 2011	November 3, 2011	0.455546	13,974	516
	Total distributions paid in 2011				$50,719	$1,786
2011	4th	January 23, 2012	February 2, 2012	$0.448553	$13,759	$474

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of our NPI net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests (or “NPIs”). The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made NPI payments to us totaling $10,458,000 during October 2010 through September 2011, which payments reflected 96.97% of total net proceeds of $10,785,000 realized from September 2010 through August 2011. Net proceeds realized by the operating partnership during September through November 2011 were reflected in NPI payments made during October through December 2011. These payments were included in the fourth quarter distribution paid in early 2012 and are excluded from this 2011 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2010 through September 2011 were $42,047,000, of which $40,365,000 (96%) was distributed to the limited partners and $1,682,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2011 became part of the fourth quarter distribution paid in early 2012, which is excluded from this 2011 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2010 through September 2011 demonstrates the method.

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$—	$1,682
96% of Net Cash Receipts from Royalty Properties	40,365	—
1% of NPI Payments to our Partnership	—	104
99% of NPI Payments to our Partnership	10,354	—
Total Distributions	$50,719	$1,786
Operating Partnership Share (3.03% of Net Proceeds)	—	327
Total General Partner Share		$2,113
% of Total	96%	4%

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

During the period October 2010 through September 2011, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership's only significant cash reserves that influenced quarterly payments were $1,245,000 for ad valorem taxes. Additionally, certain production costs under the NPI calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are contributions to SEP-IRA accounts and payroll taxes. These amounts generally are not held for periods over one year.

Fourth Quarter 2011 Distribution Indicated Price

In an effort to provide information concerning prices of oil and natural gas sales that correspond to our quarterly distributions, management calculates the weighted average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable. This “indicated price” does not necessarily reflect the contractual terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between the Partnership's cash receipts and the timing of the production of oil and natural gas may be described generally, actual cash receipts may be materially impacted by purchasers’ release of suspended funds and by prior period adjustments.

Cash receipts attributable to the Partnership's Royalty Properties during the 2011 fourth quarter totaled approximately $12.3 million. These receipts generally reflect oil sales during September through November 2011 and natural gas sales during August through October 2011. The weighted average indicated prices for oil and natural gas sales during the 2011 fourth quarter attributable to the Royalty Properties were $87.19/bbl and $3.69/mcf.

Cash receipts attributable to the Partnership's NPIs during the 2011 fourth quarter totaled approximately $3.2 million and include Net Profits Interest payments from the Minerals NPI of approximately $1.3 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2011. The weighted average indicated prices for oil and natural gas sales during the 2011 fourth quarter attributable to the NPIs were $86.77/bbl and $3.78/mcf.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2011, the limitation was in excess of the reimbursement amounts actually paid or accrued.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework. Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2011. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2011.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	See the Index to Consolidated Financial Statements on page F-1.
(2)	No schedules are required.
(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report is set forth in the Index to Exhibits beginning on page F-13, which immediately precedes such exhibits.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

The definitions set forth below shall apply to the indicated terms as used in this document. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

"bbl" means a standard barrel of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil, natural gas liquids and condensate.

"bcf” means one billion cubic feet under prescribed conditions of pressure and temperature and represents a unit for measuring the production of natural gas.

“boe” means one barrel of oil equivalent, converting natural gas to oil at the ratio of 6 Mcf of natural gas to 1 Bbl of oil.

 "Depletion" means (a) the volume of hydrocarbons extracted from a formation over a given period of time, (b) the rate of hydrocarbon extraction over a given period of time expressed as a percentage of the reserves existing at the beginning of such period, or (c) the amount of cost basis at the beginning of a period attributable to the volume of hydrocarbons extracted during such period.

"Division order" means a document to protect lessees and purchasers of production, in which all parties who may have a claim to the proceeds of the sale of production agree upon how the proceeds are to be divided.

"Enhanced recovery" means the process or combination of processes applied to a formation to extract hydrocarbons in addition to those that would be produced utilizing the natural energy existing in that formation. Examples of enhanced recovery include water flooding and carbon dioxide (CO2) injection.

"Estimated future net revenues" (also referred to as "estimated future net cash flow") means the result of applying current prices of oil and natural gas to estimated future production from oil and natural gas proved reserves, reduced by estimated future expenditures, based on current costs to be incurred in developing and producing the proved reserves, excluding overhead.

"Formation" means a distinct geologic interval, sometimes referred to as the strata, which has characteristics (such as permeability, porosity and hydrocarbon saturations) that distinguish it from surrounding intervals.

"Gross acre" means the number of surface acres in which a working interest is owned.

 "Gross well" means a well in which a working interest is owned.

"Lease bonus" means the initial cash payment made to a lessor by a lessee in consideration for the execution and conveyance of the lease.

"Leasehold" means an acre in which a working interest is owned.

 "Lessee" means the owner of a lease of a mineral interest in a tract of land.

"Lessor" means the owner of the mineral interest who grants a lease of his interest in a tract of land to a third party, referred to as the lessee.

"Mineral interest" means the interest in the minerals beneath the surface of a tract of land. A mineral interest may be severed from the ownership of the surface of the tract. Ownership of a mineral interest generally involves four incidents of ownership: (1) the right to use the surface; (2) the right to incur costs and retain profits, also called the right to develop; (3) the right to transfer all or a portion of the mineral interest; and (4) the right to retain lease benefits, including bonuses and delay rentals.

"mcf” means one thousand cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.

“mcfe” means one thousand cubic feet of natural gas equivalent, converting oil or condensate to natural gas at the ratio of 1 Bbl of oil or condensate to 6 Mcf of natural gas. This conversion ratio, which is typically used in the oil and gas industry, represents the approximate energy equivalent of a barrel of oil or condensate to an Mcf of natural gas. The sales price of one barrel of oil or condensate has been much higher than the sales price of six Mcf of natural gas over the last several years, so a six to one conversion ratio does not represent the economic equivalency of six Mcf of natural gas to one barrel of oil or condensate

"mbbls" means one thousand standard barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil, natural gas liquids and condensate.

"mmcf” means one million cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.

"Net acre" means the product determined by multiplying gross acres by the interest in such acres.

"Net well" means the product determined by multiplying gross oil and natural gas wells by the interest in such wells.

"Net profits interest" means a non-operating interest that creates a share in gross production from another (operating or non-operating) interest in oil and natural gas properties. The share is determined by net profits from the sale of production and customarily provides for the deduction of capital and operating costs from the proceeds of the sale of production. The owner of a net profits interest is customarily liable for the payment of capital and operating costs only to the extent that revenue is sufficient to pay such costs but not otherwise.

"Operator" means the individual or company responsible for the exploration, development, and production of an oil or natural gas well or lease.

"Overriding royalty interest" means a royalty interest created or reserved from another (operating or non-operating) interest in oil and natural gas properties. Its term extends for the same term as the interest from which it is created.

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

 "Proved developed reserves" means reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

"Proved reserves" or “Proved oil and natural gas reserves” means those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and governmental regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

"Proved undeveloped reserves" means proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

"Royalty" means an interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof) but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage.

"Severance tax" means an amount of tax, surcharge or levy recovered by governmental agencies from the gross proceeds of oil and natural gas sales. Severance tax may be determined as a percentage of proceeds or as a specific amount per volumetric unit of sales. Severance tax is usually withheld from the gross proceeds of oil and natural gas sales by the first purchaser (e.g., pipeline or refinery) of production.

"Standardized measure of discounted future net cash flows" (also referred to as "standardized measure") means the pretax present value of estimated future net revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

“Test Rate” means a daily volume of oil, gas or condensate at which a well produced to a pipeline or tank battery within that well’s first month of production based on information obtained from public sources or from the operator.

"Undeveloped acreage" means lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

"Unitization" means the process of combining mineral interests or leases thereof in separate tracts of land into a single entity for administrative, operating or ownership purposes. Unitization is sometimes called "pooling" or "communitization" and may be voluntary or involuntary.

"Working interest" (also referred to as an "operating interest") means a real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and certain activities in connection with the development and operation of a property.

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

Date: February 23, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 23, 2012	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: February 23, 2012

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: February 23, 2012	Buford P. Berry Manager Date: February 23, 2012

/s/ Preston A. Peak	/s/ C. W. Russell
Preston A. Peak Manager Date: February 23, 2012	C. W. Russell Manager Date: February 23, 2012

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 23, 2012	Robert C. Vaughn Manager Date: February 23, 2012

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders
Dorchester Minerals, L.P.

We have audited Dorchester Minerals, L.P.’s (a Delaware Limited Partnership) and subsidiaries’ (collectively, the “Partnership”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2011 and 2010 and the related consolidated income statements, cash flows, and changes in partnership capital for each of the three years in the period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Grant Thornton LLP

Dallas, Texas
February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders
Dorchester Minerals, L.P.

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2011 and 2010, and the related income statements, cash flows, and changes in partnership capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control__Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Grant Thornton LLP

Dallas, Texas
February 23, 2012

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in Thousands)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$14,238	$11,253
Trade and other receivables	6,602	5,548
Net profits interests receivable—related party	7,616	3,651
Total current assets	28,456	20,452
Other non-current assets	19	19
Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	344,196	344,194
Accumulated full cost depletion	(230,060)	(211,761)
Total	114,136	132,433
Leasehold improvements	512	512
Accumulated amortization	(354)	(305)
Total	158	207
Total assets	$142,769	$153,111
LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$529	$542
Current portion of deferred rent incentive	39	39
Total current liabilities	568	581
Deferred rent incentive less current portion	90	129
Total liabilities	658	710
Commitments and contingencies (Note 4)
Partnership capital:
General partner	4,242	4,669
Unitholders	137,869	147,732
Total partnership capital	142,111	152,401
Total liabilities and partnership capital	$142,769	$153,111

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS
For each of the Years Ended December 31, 2011, 2010 and 2009
(Dollars in Thousands, except per unit amounts)

	2011	2010	2009
Operating revenues:
Royalties	$53,345	$45,095	$33,412
Net profits interests	15,525	12,046	9,449
Lease bonus	517	3,819	688
Other	102	134	82
Total operating revenues	69,489	61,094	43,631
Costs and expenses:
Production taxes	2,430	1,729	1,202
Operating expenses	2,445	2,442	2,160
Depreciation, depletion and amortization	18,348	17,988	15,599
General and administrative expenses	4,088	4,128	3,715
Total costs and expenses	27,311	26,287	22,676
Operating income	42,178	34,807	20,955
Other income, net	37	76	726
Net income	$42,215	$34,883	$21,681
Allocation of net income:
General Partner	$1,359	$1,157	$698
Unitholders	$40,856	$33,726	$20,983
Net income per common unit (basic and diluted)	$1.33	$1.11	$0.72
Weighted average common units outstanding (000's)	30,675	30,469	29,044

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the Years Ended December 31, 2011, 2010 and 2009
(Dollars in Thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$42,215	$34,883	$21,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,348	17,988	15,599
Amortization of deferred rent incentive	(39)	(40)	(39)
Changes in operating assets and liabilities:
Trade and other receivables	(1,054)	(129)	(366)
Net profits interests receivable – related party	(3,965)	52	725
Accounts payable and other current liabilities	(9)	9	(204)
Net cash provided by operating activities	55,496	52,763	37,396
Cash flows from investing activities:
Adjustment related to acquisition of oil and natural gas properties	—	683	1,251
Capital expenditures for property and leasehold improvements	(6)	(119)	(6)
Net cash (used in) provided by investing activities	(6)	564	1,245
Cash flows from financing activities:
Distributions paid to partners	(52,505)	(52,198)	(44,728)
Increase (decrease) in cash and cash equivalents	2,985	1,129	(6,087)
Cash and cash equivalents at beginning of year	11,253	10,124	16,211
Cash and cash equivalents at end of year	$14,238	$11,253	$10,124

Non-Cash investing and financing activities
Value of units issued for natural gas properties acquired	—	$17,685	$36,496

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
For the Years Ended December 31, 2011, 2010 and 2009
(Dollars in Thousands)

Year		General Partner	Unitholders	Total	Unitholder Units
2009
	Balance at January 1, 2009	$5,971	$132,611	$138,582	28,240,431
	Net income	698	20,983	21,681
	Acquisition of assets for units	—	36,496	36,496	1,600,000
	Distributions ($1.501608 per Unit)	(1,429)	(43,299)	(44,728)
	Balance at December 31, 2009	5,240	146,791	152,031	29,840,431
2010
	Net income	1,157	33,726	34,883
	Acquisition of assets for units	—	17,685	17,685	835,000
	Distributions ($1.654050 per Unit)	(1,728)	(50,470)	(52,198)
	Balance at December 31, 2010	4,669	147,732	152,401	30,675,431
2011
	Net income	1,359	40,856	42,215
	Distributions ($1.65339 per Unit)	(1,786)	(50,719)	(52,505)
	Balance at December 31, 2011	$4,242	$137,869	$142,111	30,675,431

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

1.	General and Summary of Significant Accounting Policies

Nature of Operations — In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and nonproducing natural gas and crude oil royalty, net profits, and leasehold interests in 574 counties and 25 states. We are a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003.

Basis of Presentation — Per-unit information is calculated by dividing the income or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive income per unit do not differ.

Principles of Consolidation — The consolidated financial statements include the accounts of Dorchester Minerals, L.P., Dorchester Minerals Oklahoma, LP, Dorchester Minerals Oklahoma GP, Inc, Maecenas Minerals LLP, and Dorchester-Maecenas GP LLC. Dorchester Minerals Acquisition LP and Dorchester Minerals Acquisition GP, Inc. were merged into Dorchester Minerals Oklahoma, LP and Dorchester Minerals Oklahoma GP, Inc. effective December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from royalties and net profits interests in properties operated by non-affiliated entities are particularly subjective due to our inability to gain accurate and timely information. Therefore, actual results could differ from those estimates. See “Item 1. Business — Customers and Pricing” and “Item 2. “Properties — Royalty Properties” for additional discussion.

The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers could reach different conclusions as to estimated quantities of oil and natural gas reserves based on the same information. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to income. In addition to the impact on the calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion. See the discussion under Oil and Natural Gas Properties.

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our general partner.” Our general partner owns all of the partnership interests in Dorchester Minerals Operating LP, the operating partnership. See Note 3 —Related Party Transactions. The general partner is allocated 4% and 1% of our Royalty Properties’ revenues and NPI revenues, respectively. Our executive officers all own an interest in our general partner and receive no compensation for services provided as officers of our Partnership.

Cash and Cash Equivalents—Our principal banking relationships are with major financial institutions. Cash balances in these accounts may, at times, exceed federally insured limits. We have not experienced any losses in such cash accounts and do not believe we are exposed to any significant risk on cash and cash equivalents. Short term investments with a maturity of three months or less are considered to be cash equivalents and are carried at cost, which approximates fair value. Other income includes interest earned on short term investments of $200, $1,000, and $14,000 in 2011, 2010, and 2009, respectively.

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

Trade Receivables—Our Partnership’s trade receivables consist primarily of Royalty Properties payments receivable and NPI payments receivable. Most payments are received two to four months after production date. No allowance for doubtful accounts is deemed necessary based upon our history of collection and review of current receivables.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2011, 2010 and 2009

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment.  There have been no impairments for the years 2011, 2010, and 2009.

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

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and natural gas reserves. Gains and losses are recognized upon the disposition of oil and natural gas properties involving a significant portion (greater than 25%) of our Partnership’s reserves. Proceeds from other dispositions of oil and natural gas properties are credited to the full cost pool. No gains or losses have been recorded for 2011, 2010 or 2009.

Due to the nature of our interests, we have no exploratory wells or associated costs pending determination, and no exploratory well costs were charged to expense for the years 2011, 2010 and 2009.

Leasehold Improvements — Leasehold improvements include $415,000 received in 2004 as an incentive in our office space lease and is offset in liabilities as deferred rent. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life of 10 years. For leases with renewal periods at the Partnership’s option, we have used the original lease term, excluding renewal option periods to determine useful life. Deferred rent incentive is being amortized to general and administrative expense over the same term as the leasehold improvements, which is 10 years.

Asset Retirement Obligations — Based on the nature of our property ownership, we have no material obligation required to be recorded.

Revenue Recognition — The pricing of oil and natural gas sales from the Royalty Properties is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties.

Revenues from Royalty Properties and NPIs are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices.

Income Taxes — We are treated as a partnership for income tax purposes and, as a result, our income or loss is includable in the tax returns of the individual unitholders. Unitholders should consult tax advisors concerning their own tax situations. Depletion of oil and natural gas properties is an expense allowable to each individual partner, and the depletion expense as reported on the consolidated financial statements will not be indicative of the depletion expense an individual partner or unitholder may be able to deduct for income tax purposes.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2011, 2010 and 2009

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

Each unitholder is urged to consult an independent tax advisor regarding the requirements for filing state income, franchise and Texas margin tax returns.

2.	Acquisition for Units

We have an effective shelf registration statement on Form S-4 registering 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. On March 31, 2010, Dorchester Minerals, LP and a newly formed subsidiary acquired all of the outstanding partnership interests in Maecenas Minerals, LLP, a Texas limited liability partnership that owns producing and nonproducing mineral and royalty interests located in 17 states, in exchange for 835,000 common units of Dorchester Minerals, L.P. valued at $17,685,000 and issued pursuant to the shelf registration statement.  The Consolidated Balance Sheets presented include $17,121,000 in property additions as well as other assets and liabilities acquired.  After the issuance, 2,565,000 units remain available under the shelf registration statement.

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

	In Thousands
From/To Operating Partnership	2011	2010	2009
Net Profits Interests Payments Receivable or Accrued (1)	$7,616	$3,651	$3,703
Interest Income related to Net Profits Interests Payments	$0	$2	$3
General & Administrative Amounts Payable	$103	$121	$34
General & Administrative Amounts Accrued	$67	$45	$33
Total General & Administrative Amounts	$2,616	$2,473	$2,448

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

4.	Commitments and Contingencies

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  A claim of underpayment of royalty remains pending. An adverse decision could reduce amounts we receive from the NPIs.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2011, 2010 and 2009

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Operating Leases—We have entered into a non-cancelable, renewable at prevailing rate for an additional five years, operating lease agreement in the ordinary course of our business activities. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2015. Rental expense related to the lease, including operating expenses and consumption of electricity, was $233,000, $226,000, and $217,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The base rent escalated in November 2010. Minimum rental commitments under the terms of our operating lease are as follows:

Years Ended December 31,	Minimum Payments
2012	$240,000
2013	249,000
2014	261,000
2015	65,000
Total	$815,000

5.	Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:

	Per Unit Amount
	2011	2010	2009
First Quarter	$0.426745	$0.449222	$0.401205
Second Quarter	$0.417027	$0.412207	$0.271354
Third Quarter	$0.455546	$0.471081	$0.286968
Fourth Quarter	$0.448553	$0.354074	$0.321540

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2012.

6.	Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. The estimated quantities at the end of 2011 include for the first time 96.97% of the Minerals NPI reserves shown in “Item 2 –Properties __ Net Profits Interest. Although new discoveries have occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2011 that would have a material effect on our estimated proved developed reserves.

In accordance with FASB ASC 932 and Securities and Exchange Commission rules and regulations, the following information is presented with regard to the Royalty Properties and NPIs oil and natural gas reserves, all of which are proved, developed and located in the United States. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves. The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures is petroleum engineers’ reserve studies which contain imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Also, exploration and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a best estimate of the fair value of oil and natural gas properties or of future net cash flows.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2011, 2010 and 2009

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves. The production volumes and reserve volumes included for properties formerly owned by Dorchester Hugoton are wellhead volumes, which differ from sales volumes shown in “Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations” because of fuel, shrinkage and pipeline loss. The Standardized Measure of Discounted Future Net Cash Flows reflects adjustments for such fuel, shrinkage and pipeline loss.

	Oil (mbbls)			Natural Gas (mmcf)
	2011	2010	2009	2011	2010	2009
Estimated quantity, beginning of year	3,333	3,277	3,570	61,679	60,280	60,977
Purchase of minerals in place	—	158	—	—	1,163	5,585
Revisions in previous estimates	600	230	13	15,767	8,993	2,212
Production	(367)	(332)	(306)	(10,483)	(8,757)	(8,494)
Estimated quantity, end of year	3,566	3,333	3,277	66,963	61,679	60,280

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2011	2010	2009
Future estimated gross revenues	$537,389	$459,365	$333,161
Future estimated production costs	(32,874)	(28,433)	(18,488)
Future estimated net revenues	504,515	430,932	314,673
10% annual discount for estimated timing of cash flows	(242,925)	(211,323)	(148,638)
Standardized measure of discounted future estimated net cash flows	$261,590	$219,609	$166,035
Sales of oil and natural gas produced, net of production costs	$(63,995)	$(52,970)	$(39,498)
Purchase of reserves in place	—	8,804	7,455
Net changes in prices and production costs	13,340	56,751	(8,396)
Revisions of previous quantity estimates	67,655	27,895	4,751
Accretion of discount	21,961	16,604	18,948
Change in production rate and other	3,020	(3,510)	(6,709)
Net change in standardized measure of discounted future estimated net cash flows	$41,981	$53,574	$(23,449)
Depletion of oil and natural gas properties (dollars per mcfe)	$1.44	$1.67	$1.51
Property acquisition costs	$—	$17,127	$35,245
Average oil price per barrel (1)	$92.31	$75.56	$56.37
Average natural gas price per mcf (1)	$4.00	$4.16	$3.24

(1) Includes Royalty and NPI prices combined by volumetric proportions.

7.	Unaudited Quarterly Financial Data

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2011 Quarter Ended				2010 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Total operating revenues	$14,289	$16,434	$18,326	$20,440	$15,539	$14,256	$16,467	$14,832
Net income	$7,740	$9,770	$11,506	$13,199	$8,926	$7,932	$9,536	$8,489
Net income per Unit (basic and diluted)	$0.24	$0.31	$0.36	$0.42	$0.29	$0.25	$0.30	$0.27
Weighted average common units outstanding	30,675	30,675	30,675	30,675	29,849	30,675	30,675	30,675

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)
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

10.8	Lock-up Agreement by Tiggator, Inc. dated June 30, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)

Number	Description
10.9	Lock-up Agreement by TRB Minerals, LP dated June 30, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)
10.10	Lock-up Agreement by West Fork Partners, LP dated June 30, 2009 (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K dated June 30, 2009)
10.11
Contribution and Exchange Agreement dated March 31, 2010 by and among Dorchester Minerals, L.P., Dodge Jones Foundation, The Legett Foundation, Kickapoo Springs Foundation, The Karakin Foundation, Still Water Foundation, Xettam Minerals, L.P., 2MW Limited Partnership, Julia Jones Matthews, Trustee of the Julia Jones Matthews Living Trust, and John A. Matthews, Jr. (incorporated by reference to Exhibit 10.1 to Dorchester Minerals' Report on Form 8-K (filed on April 6, 2010).

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Calhoun, Blair & Associates
23.3*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1*	Report of Calhoun, Blair & Associates
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
________________
*	Filed herewith
**	Furnished herewith