Form 10-Q
period 2012-03-31
DORCHESTER MINERALS, L.P.
filed 2012-05-09
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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

None
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 9, 2012, 30,675,431 common units representing limited partnership interests were outstanding.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$17,551	$14,238
Trade and other receivables	5,634	6,602
Net profits interests receivable - related party	2,691	7,616
Prepaid expenses	37	-
Total current assets	25,913	28,456

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,196	344,196
Accumulated full cost depletion	(234,360)	(230,060)
Total	109,836	114,136

Leasehold improvements	512	512
Accumulated amortization	(366)	(354)
Total	146	158

Total assets	$135,914	$142,769

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$620	$529
Current portion of deferred rent incentive	39	39
Total current liabilities	659	568

Deferred rent incentive less current portion	80	90
Total liabilities	739	658

Commitments and contingencies (Note 2)

Partnership capital:
General partner	4,052	4,242
Unitholders	131,123	137,869
Total partnership capital	135,175	142,111

Total liabilities and partnership capital	$135,914	$142,769

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In Thousands except Earnings per Unit)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating revenues:
Royalties	$12,697	$12,128
Net profits interests	426	2,079
Lease bonus	276	77
Other	34	5

Total operating revenues	13,433	14,289

Costs and expenses:
Operating, including production taxes	1,032	1,151
Depletion and amortization	4,312	4,242
General and administrative expenses	803	1,156

Total costs and expenses	6,147	6,549

Operating income	7,286	7,740

Other income, net	12	-

Net earnings	$7,298	$7,740

Allocation of net earnings:
General partner	$284	$269

Unitholders	$7,014	$7,471

Net earnings per common unit (basic and diluted)	$0.23	$0.24
Weighted average common units outstanding	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net cash provided by operating activities	$17,547	$13,930

Cash flows used in investing activities:
Adjustment related to acquisition of natural gas properties	-	(4)

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(14,234)	(11,249)

Increase in cash and cash equivalents	3,313	2,677

Cash and cash equivalents at beginning of period	14,238	11,253

Cash and cash equivalents at end of period	$17,551	$13,930

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

The condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Per-unit information is calculated by dividing the earnings or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive earnings or loss per unit do not differ.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011.

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of quarter close or that will be realized in the future.

2       Contingencies:  In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  On April 27, 2012, the parties successfully mediated terms for a settlement in the amount of $500,000 plus immaterial future royalty amounts on fuel gas; which, will be paid to the plaintiffs upon finalization of the agreed settlement and ultimate approval by the District Court.  A $500,000 reserve was reflected in Net Profits Revenues on the financial statements for the first quarter of 2012.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

3       Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2008 have been:

	Per Unit Amount
	2012	2011	2010	2009	2008
First quarter	$0.541883	$0.426745	$0.449222	$0.401205	$0.572300
Second quarter		$0.417027	$0.412207	$0.271354	$0.769206
Third quarter		$0.455546	$0.471081	$0.286968	$0.948472
Fourth quarter		$0.448553	$0.354074	$0.321540	$0.542081

Distributions from first quarter of 2010 through the present were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units.  The first quarter 2012 distribution was paid on May 3, 2012.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by August 15, 2012.

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

We own net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event costs exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and carried over and reflected in the following month's calculation of net profit.

We own six NPIs. The Minerals NPI (one of the six) owns certain cost bearing interests that were either in existence at the time of our formation, or created subsequent to our formation but associated with nonproducing mineral, royalty and leasehold interest properties acquired upon our formation. The Minerals NPI achieved a cumulative net profit status on September 30, 2011 as a result of its cumulative net revenue exceeding cumulative operating and actual and budgeted capital expenditures and development costs.  Through November 30, 2011, cumulative net profit was approximately $1,347,000, resulting in NPI payments of approximately $1,306,000 to us during the fourth quarter of 2011. Our fourth quarter limited partner distribution included this payment. For the period from December 1, 2011 through February 29, 2012 net profit was approximately $709,000, resulting in NPI payments of approximately $688,000.  Our first quarter limited partner distribution included this payment.  Our consolidated financial statements reflect activity attributable to the Minerals NPI and include a portion of 2012 cash receipts and disbursements and accrued revenues and costs not yet received or paid. Prior to the Minerals NPI achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles. Effective third quarter 2011, consolidated financial statements reflect activity attributable to the Minerals NPI, and will continue to do so regardless of its net profit status on a cumulative or reporting period basis. As of March 31, 2012 each of the six NPIs has had cumulative revenue that exceeds cumulative costs, such excess constituting net proceeds on which NPI payments were determined. If and when an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

Commodity Price Risks

Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political economic conditions.

Results of Operations

Three Months Ended March 31, 2012 as compared to Three Months Ended March 31, 2011

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2012	2011
Royalty properties gas sales (mmcf)	1,597	1,342
Royalty properties oil sales (mbbls)	87	78
NPI gas sales (mmcf)	1,118	797
NPI oil sales (mbbls)	15	2

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$2.51	$3.95
Royalty properties oil sales ($/bbl)	$99.49	$87.52
NPI gas sales ($/mcf)	$2.35	$4.16
NPI oil sales ($/bbl)	$97.57	$85.46

Accrual basis production costs deducted under the NPIs ($/mcfe) (1)	$3.01	$1.85
(1)	Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the first quarter were up 11.5% from 78 mbbls during the first quarter of 2011 to 87 mbbls in the same period of 2012. Natural gas sales volumes attributable to our Royalty Properties during the first quarter increased 19.0% from 1,342 mmcf in 2011 to 1,597 mmcf in 2012. The increase in oil and natural gas sales volumes was primarily attributable to activity in the Fayetteville Shale and Barnett Shale, and continued development activities on the Royalty Properties.

Sales volumes and prices attributable to the Minerals NPI during periods prior to the third quarter of 2011 are excluded from the above table because DMLP did not receive any payments from such NPI sales volumes during those prior periods.  Oil sales volumes attributable to our NPIs during the first quarter of 2012 were 15 mbbls, an increase of 650% from 2 mbbls during the same period of 2011.  Natural gas sales volumes attributable to our NPIs during the first quarter of 2012 also increased from the same periods of 2011.  First quarter gas sales volumes of 1,118 mmcf during 2012 were 40.3% higher than 797 mmcf during 2011 principally due to including the Minerals NPI. Minerals NPI oil sales volumes and gas sales volumes included in the first quarter of 2012 Net Profits Interest volumes were 12 mbbls and 358 mmcf.  See “Overview” above.

The weighted average oil sales prices attributable to our interest in Royalty Properties increased 13.7% from $87.52/bbl during the first quarter of 2011 to $99.49/bbl during the first quarter of 2012.  First quarter weighted average natural gas sales prices from Royalty Properties decreased 36.5% from $3.95/mcf during 2011 to $2.51/mcf during 2012.  Both oil and natural gas price changes resulted from changing market conditions.

First quarter weighted average oil sales prices from the NPIs increased 14.2% from $85.46/bbl in 2011 to $97.57/bbl in 2012. First quarter weighted average natural gas sales prices attributable to the NPIs decreased 43.5% from $4.16/mcf during 2011 to $2.35/mcf in 2012. Both changes during the three-month period resulted from changing market conditions.

Our first quarter net operating revenues decreased 6.0% from $14,289,000 during 2011 to $13,433,000 during 2012 as a result of continued capital expenditures in the Minerals NPI, a previously discussed Hugoton NPI litigation settlement reserve of $500,000, and decreased gas prices partially offset by increased oil prices and increased oil and gas sales volumes as discussed above.

Costs and expenses of $6,147,000 during the first quarter of 2012 were down 6.1% from $6,549,000 during the same period of 2011.  The first quarter 2012 increases in depletion and amortization costs offset decreased production tax on lower operating revenues in 2012. Reductions in general and administrative expenses compared to 2011 related primarily to timing of expenses in 2011 and other non-recurring costs.

Depletion and amortization costs were $4,312,000 during the first quarter of 2012 compared to $4,242,000 during the same period of 2011.  Higher sales volumes during 2012 were offset by the effects of upward reserve revisions at 2011 year-end along with the inclusion of Minerals NPI reserves.

First quarter net earnings allocable to common units was down 6.1% from $7,471,000 during 2011 to $7,014,000 during 2012 due to decreased natural gas sales prices and the litigation reserve as discussed above, which was partially offset by increased oil prices, oil and natural gas sales volumes and lease bonus income.

Net cash provided by operating activities increased 26.0% from $13,930,000 during the first quarter of 2011 to $17,547,000 during the first quarter of 2012 due to increased lease bonus income along with increased oil prices and increased oil and natural gas sales volumes.

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

Cash receipts attributable to our Royalty Properties during the 2012 first quarter totaled approximately $13,100,000. These receipts generally reflect oil sales during December 2011 through February 2012 and natural gas sales during November 2011 through January 2012.  The weighted average indicated prices for oil and natural gas sales during the 2012 first quarter attributable to the Royalty Properties were $97.70/bbl and $3.13/mcf, respectively.

Cash receipts attributable to our NPIs during the 2012 first quarter totaled approximately $5,400,000 and include Net Profits Interest payments from the Minerals NPI of approximately $688,000. These receipts reflect oil and natural gas sales from the properties underlying the NPIs generally during November 2011 through January 2012.  The weighted average indicated prices received during the 2012 first quarter for oil and natural gas sales were $89.33/bbl and $6.07/mcf, respectively. The natural gas weighted average indicated price for the quarter was increased by $2.97/mcf due to the receipt of a natural gas liquids payment of $3,300,000 for 2011 production.  The natural gas liquids payment is based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015.  Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment based on calendar year data.  In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued.

We received cash payments of approximately $342,000 from various sources during the first quarter of 2012, of which some are attributable to 15 consummated leases and pooling elections located in ten counties and parishes in four states. The consummated leases reflected royalty terms ranging up to 25% and lease bonuses ranging up to $1,000/acre.

We received division orders for, or otherwise identified, 114 new wells completed on our Royalty Properties and NPIs located in 28 counties and parishes in six states during the first quarter of 2012. The operating partnership elected to participate during the quarter in 10 wells to be drilled on our NPI properties located in four counties in two states.

Set forth below are summaries of recent activity on selected Royalty and NPI properties:

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

FAYETTEVILLE SHALE, NORTHERN ARKANSAS — We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Three hundred sixty eight wells were permitted on the lands as of March 31, 2012, 224 of which the operating partnership owns an interest. In total, 350 wells were spud and 334 were completed as producers.  Leases covering approximately 10,722/5,310 gross/net acres expired in June, 2011 leaving approximately 8,933/4,448 gross/net acres held by production.  Industry participants were solicited during January 2012 to submit comprehensive proposals to lease all of the expired lands.  We rejected all of such proposals, and are responding to subsequent lease offers and well proposals on an individual basis.

Set forth below is a summary of Fayetteville Shale activity through March 31, 2012 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI and wells for which we may not yet have received division orders or first payment.

	2004 through 2008	2009	2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Total to Date
New Well Permits(1)	112	68	110	23	17	17	11	10	368
Wells Spud	103	70	88	21	28	26	9	5	350
Wells Completed(2)	81	49	88	29	18	17	33	19	334
Royalty Wells in Pay Status (3)	36	55	70	22	17	16	9	19	244
(1)	Excludes permits that expire undrilled.
(2)	Completion date is defined as the day the well commences production.
(3)	Wells in pay status means wells for which revenue was initially received during the indicated period.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $739,000 in the first quarter of 2012 from 253 wells.  Net cash receipts for the Minerals NPI Properties attributable to interests in these lands totaled approximately $459,000 in the first quarter of 2012 from 157 wells.

HORIZONTAL BAKKEN, WILLISTON BASIN — We own varying undivided perpetual mineral interests totaling 70,390/8,905 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Operators active in this area include Continental Resources, EOG Resources, Hess Corporation, and Whiting Oil & Gas. Two hundred nineteen wells were permitted on these lands as of March 31, 2012, with 144 completed as producers. In most cases we elected to become a non-consenting mineral owner—who is not obligated to pay well costs. According to North Dakota law, non-consenting mineral owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs. Once 150% payout occurs, the operating partnership will then own the working interest; subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of March 31, 2012, 13 of these wells had achieved 150% payout.

Set forth below is a summary of Horizontal Bakken activity through March 31, 2012 for wells in which we own a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI.

	2004 through 2008	2009	2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Total to Date
New Well Permits	61	23	61	12	19	16	16	11	219
Wells Spud	39	30	46	18	15	20	17	8	193
Wells Completed	31	31	37	8	10	13	11	3	144
Wells Reaching 150% Payout(1)	3	1	5	0	1	2	1	0	13
(1)	Wells reaching 150% payout means wells for which the 150% penalty has been recovered during the indicated period.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $17,551,000 at March 31, 2012 and $14,238,000 at December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  On April 27, 2012, the parties successfully mediated terms for a settlement in the amount of $500,000 plus immaterial future royalty amounts on fuel gas; which, will be paid to the plaintiffs upon finalization of the agreed settlement and ultimate approval by the District Court.  A $500,000 reserve was reflected in Net Profits Revenues on the financial statements for the first quarter of 2012.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 9, 2012		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: May 9, 2012		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350 (contained within Exhibit 32.1 hereto)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
** Furnished herewith