Form 10-Q
period 2012-06-30
DORCHESTER MINERALS, L.P.
filed 2012-08-08
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

As of August 8, 2012, 30,675,431 common units representing limited partnership interests were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,350	$14,238
Trade and other receivables	5,016	6,602
Net profits interests receivable - related party	1,862	7,616
Prepaid expenses	25	-
Total current assets	22,253	28,456

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,196	344,196
Accumulated full cost depletion	(238,830)	(230,060)
Total	105,366	114,136

Leasehold improvements	512	512
Accumulated amortization	(378)	(354)
Total	134	158

Total assets	$127,772	$142,769

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$955	$529
Current portion of deferred rent incentive	39	39
Total current liabilities	994	568

Deferred rent incentive less current portion	70	90
Total liabilities	1,064	658

Commitments and contingencies (Note 2)

Partnership capital:
General partner	3,868	4,242
Unitholders	122,840	137,869
Total partnership capital	126,708	142,111

Total liabilities and partnership capital	$127,772	$142,769

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In Thousands except Earnings per Unit)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Royalties	$11,665	$14,106	$24,362	$26,234
Net profits interests	318	2,014	744	4,093
Lease bonus	3,127	253	3,403	330
Other	132	61	166	66

Total operating revenues	15,242	16,434	28,675	30,723

Costs and expenses:
Operating, including production taxes	1,199	1,322	2,231	2,473
Depletion and amortization	4,482	4,581	8,794	8,823
General and administrative expenses	881	761	1,684	1,917

Total costs and expenses	6,562	6,664	12,709	13,213

Operating income	8,680	9,770	15,966	17,510

Other income, net	-	-	12	-

Net earnings	$8,680	$9,770	$15,978	$17,510

Allocation of net earnings:
General partner	$341	$350	$625	$619

Unitholders	$8,339	$9,420	$15,353	$16,891

Net earnings per common unit (basic and diluted)	$0.27	$0.31	$0.50	$0.55
Weighted average common units outstanding	30,675	30,675	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Net cash provided by operating activities	$32,493	$27,614

Cash flows used in investing activities:
Adjustment related to acquisition of natural gas properties	-	(4)

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(31,381)	(24,753)

Increase in cash and cash equivalents	1,112	2,857

Cash and cash equivalents at beginning of period	14,238	11,253

Cash and cash equivalents at end of period	$15,350	$14,110

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

2       Contingencies:  In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  On April 27, 2012, the parties successfully mediated terms for a settlement in the amount of $500,000 plus immaterial future royalty amounts on fuel gas; which, will be paid to the plaintiffs upon finalization of the agreed settlement and ultimate approval by the District Court.  A $500,000 reserve was recorded in Net Profits Revenues on the financial statements in the first quarter of 2012.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

3       Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2008 have been:

	Per Unit Amount
	2012	2011	2010	2009	2008
First quarter	$0.541883	$0.426745	$0.449222	$0.401205	$0.572300
Second quarter	$0.456351	$0.417027	$0.412207	$0.271354	$0.769206
Third quarter		$0.455546	$0.471081	$0.286968	$0.948472
Fourth quarter		$0.448553	$0.354074	$0.321540	$0.542081

Distributions from first quarter of 2010 through the present were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units.  The second quarter 2012 distribution was paid on August 2, 2012.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by November 15, 2012.

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

We own six NPIs. The Minerals NPI (one of the six) owns certain cost bearing interests that were either in existence at the time of our formation, or created subsequent to our formation but associated with nonproducing mineral, royalty and leasehold interest properties acquired upon our formation. The Minerals NPI achieved a cumulative net profit status on September 30, 2011 as a result of its cumulative net revenue exceeding cumulative operating and actual and budgeted capital expenditures and development costs. Subsequent Minerals NPI amounts and payments distributed to us are:

		Distribution
NPI Period Ended	NPI	Amount	Period
Nov. 30, 2011	$1,347,000	$1,306,000	4th Qtr. 2011
Feb. 29, 2012	$709,000	$688,000	1st Qtr. 2012
May 31, 2012	$354,000	$343,000	2nd Qtr. 2012

 Our consolidated financial statements reflect activity attributable to the Minerals NPI and include a portion of 2012 cash receipts and disbursements and accrued revenues and costs not yet received or paid. Prior to the Minerals NPI achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles. Effective third quarter 2011, consolidated financial statements reflect activity attributable to the Minerals NPI, and will continue to do so regardless of its net profit status on a cumulative or reporting period basis. As of June 30, 2012, each of the six NPIs has had cumulative revenue that exceeds cumulative costs, such excess constituting net proceeds on which NPI payments were determined. If and when an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

Commodity Price Risks

Our profitability is affected by volatility in prevailing oil and natural gas prices. Oil and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political economic conditions.

Results of Operations

Three and Six Months Ended June 30, 2012 as compared to Three and Six Months Ended June 30, 2011

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Accrual basis sales volumes:	2012	2011	2012	2012	2011
Royalty properties gas sales (mmcf)	1,718	1,558	1,597	3,315	2,900
Royalty properties oil sales (mbbls)	92	81	87	179	159
NPI gas sales (mmcf)	1,068	778	1,118	2,186	1,563
NPI oil sales (mbbls)	16	2	15	31	4

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$2.10	$3.95	$2.51	$2.30	$3.95
Royalty properties oil sales ($/bbl)	$87.69	$98.44	$99.49	$93.44	$93.07
NPI gas sales ($/mcf)	$2.16	$4.33	$2.35	$2.26	$4.25
NPI oil sales ($/bbl)	$80.88	$97.02	$97.57	$88.72	$91.35

Accrual basis production and capital costs deducted under the NPIs ($/mcfe) (1)	$2.91	$2.11	$3.01	$2.96	$1.98
 (1) Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the second quarter were up 13.6% from 81 mbbls during the second quarter of 2011 to 92 mbbls in the same period of 2012. Oil sales volumes attributable to our Royalty Properties during the first six months were up 12.6% from 159 mbbls in 2011 to 179 mbbls in 2012.  Natural gas sales volumes attributable to our Royalty Properties during the second quarter increased 10.3% from 1,558 mmcf in 2011 to 1,718 mmcf in 2012. Natural gas sales volumes attributable to our Royalty Properties during the first six months increased 14.3% from 2,900 mmcf in 2011 to 3,315 mmcf in 2012. The increase in oil and natural gas sales volumes was primarily attributable to activity in the Barnett Shale, and continued development activities on the Royalty Properties.

Sales volumes and prices attributable to the Minerals NPI during periods prior to the third quarter of 2011 are excluded from the above table because DMLP did not receive any payments from such NPI sales volumes during those prior periods.  Oil sales volumes attributable to our NPIs during the second quarter of 2012 were 16 mbbls, an increase of 700% from 2 mbbls during the same period of 2011.  Oil sales volumes attributable to our NPIs during the first six months increased 675% from 4 mbbls in 2011 to 31 mbbls in 2012.  Natural gas sales volumes attributable to our NPIs during the second quarter of 2012 also increased from the same periods of 2011.  Second quarter gas sales volumes of 1,068 mmcf during 2012 were 37.3% greater than 778 mmcf during 2011.  Similarly, natural gas volumes attributable to our NPI’s during the first six months increased 39.9% from 1,563 mmcf in 2011 to 2,186 in the same period of 2012. These increases are principally due to including the Minerals NPI. Minerals NPI oil sales volumes of 13 mbbls and 25 mbbls for the second quarter and first six months of 2012, respectively, and gas sales volumes of 333 mmcf and 691 mmcf for the same periods, respectively, are included in the Net Profits Interest volumes above.  See “Overview” above.

The weighted average oil sales prices attributable to our interest in Royalty Properties decreased 10.9% from $98.44/bbl during the second quarter of 2011 to $87.69/bbl during the second quarter of 2012 and were about the same at $93.07/bbl during the first six months of 2011 compared to $93.44/bbl during the same period of 2012.  Second quarter weighted average natural gas sales prices from Royalty Properties decreased 46.8% from $3.95/mcf during 2011 to $2.10/mcf during 2012 and decreased 41.8% from $3.95/mcf during the first six months of 2011 to $2.30/mcf during the same period of 2012.  Both oil and natural gas price changes resulted from changing market conditions.

Second quarter weighted average oil sales prices from the NPIs decreased 16.6% from $97.02/bbl in 2011 to $80.88/bbl in 2012 and decreased 2.9% from $91.35/bbl during the first six months of 2011 to $88.72/bbl during the same period of 2012. Second quarter weighted average natural gas sales prices attributable to the NPIs decreased 50.1% from $4.33/mcf during 2011 to $2.16/mcf in 2012 and decreased 46.8% from $4.25/mcf during the first six months of 2011 to $2.26/mcf during the same period of 2012. Price changes during the three- and six-month periods resulted from changing market conditions.

Our second quarter total operating revenues decreased 7.3% from $16,434,000 during 2011 to $15,242,000 during 2012, and our first six months net operating revenues decreased 6.7% from $30,723,000 during 2011 to $28,675,000 during 2012 as a result of continued capital expenditures in the Minerals NPI, a first quarter 2012 Hugoton NPI litigation settlement reserve of $500,000, and decreased oil and gas prices.  These amounts were partially offset by increased oil and gas sales volumes as discussed above.

Costs and expenses of $6,562,000 and $12,709,000 during the second quarter and six months of 2012, respectively, were down 1.5% and 3.8%, compared to $6,664,000 and $13,213,000 during the same periods of 2011.  Increased general and administrative costs during the quarter were offset by reduced production tax on reduced operating revenues.

Depletion and amortization costs were $4,482,000 and $8,794,000 during the second quarter and first six months of 2012 compared to $4,581,000 and $8,823,000 during the same periods of 2011.  Increased sales volumes during 2012 were offset by the effects of upward reserve revisions at 2011 year-end along with the inclusion of Minerals NPI reserves.

Second quarter net earnings allocable to common units was down 11.5% from $9,420,000 during 2011 to $8,339,000 during 2012. First six months common unit net earnings decreased 9.1% from $16,891,000 during 2011 to $15,353,000 during 2012 due to decreased natural gas sales prices and the litigation reserve as discussed above, which was partially offset by oil and natural gas sales volumes and lease bonus income.

Net cash provided by operating activities increased 9.2% from $13,684,000 during the second quarter of 2011 to $14,946,000 during the second quarter of 2012 and increased 17.7% from $27,614,000 during the first six months of 2011 to $32,493,000 during the same period of 2012.   These increases are due to increased lease bonus income along with increased oil and natural gas sales volumes.

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

Cash receipts attributable to our Royalty Properties during the 2012 second quarter totaled approximately $11,400,000. These receipts generally reflect oil sales during March through May 2012 and natural gas sales during February through April 2012.  The weighted average indicated prices for oil and natural gas sales during the 2012 second quarter attributable to the Royalty Properties were $96.57/bbl and $2.30/mcf, respectively.

Cash receipts attributable to our NPIs during the 2012 second quarter totaled approximately $1,100,000 and include Net Profits Interest payments from the Minerals NPI of approximately $343,000. These receipts reflect oil and natural gas sales from the properties underlying the NPIs generally during February through April 2012.  The weighted average indicated prices received during the 2012 second quarter for oil and natural gas sales were $93.33/bbl and $2.29/mcf, respectively.

Cash receipts attributable to lease bonus and other income during the second quarter of 2012 totaled approximately $3.2 million including proceeds from two notable leasing transactions.  The Partnership leased 506 net acres in the Lycoming County, Pennsylvania portion of the Marcellus Shale trend in multiple transactions for amounts ranging from $3,000 to $4,000 per acre and 20% royalty escalating to 25% in certain circumstances.  In addition, the Partnership leased 160 net acres in the Wheeler County, Texas portion of the Granite Wash trend for $7,000 per acre and 25% royalty.  Total lease bonus from these two transactions was approximately $2.8 million.  In total during the second quarter of 2012, there were 13 consummated leases and pooling elections located in 11 counties and parishes in four states.

We received division orders for, or otherwise identified, 104 new wells completed on our Royalty Properties and NPIs located in 33 counties and parishes in six states during the second quarter of 2012. The operating partnership elected to participate during the second quarter of 2012 in 10 wells to be drilled on our NPI properties located in four counties in three states.

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

FAYETTEVILLE SHALE, NORTHERN ARKANSAS — We own varying undivided perpetual mineral interests totaling 23,336/11,464 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Three hundred eighty one wells were permitted on the lands as of June 30, 2012, 224 of which the operating partnership owns an interest. In total, 359 wells were spud and 340 were completed as producers.  Leases covering approximately 10,722/5,310 gross/net acres expired in June, 2011 leaving approximately 8,933/4,448 gross/net acres held by production.  Industry participants were solicited during January 2012 to submit comprehensive proposals to lease all of the expired lands.  We rejected all of such proposals, and are responding to subsequent lease offers and well proposals on an individual basis.

Set forth below is a summary of Fayetteville Shale activity through June 30, 2012 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI and wells for which we may not yet have received division orders or first payment.

	2004 through 2008	2009	2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Total to Date
New Well Permits(1)	113	68	110	23	17	17	12	10	11	381
Wells Spud	103	70	88	21	28	26	9	8	6	359
Wells Completed(2)	81	49	88	29	18	17	33	19	6	340
Royalty Wells in Pay Status (3)	36	55	70	22	19	16	10	22	29	279
(1)	Excludes permits that expire undrilled.
(2)	Completion date is defined as the day the well commences production.
(3)	Wells in pay status means wells for which revenue was initially received during the indicated period.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $581,000 in the second quarter of 2012 from 279 wells.  Net cash receipts for the Minerals NPI Properties attributable to interests in these lands totaled approximately $351,000 in the second quarter of 2012 from 174 wells.

HORIZONTAL BAKKEN, WILLISTON BASIN – We own varying undivided perpetual mineral interests totaling 70,390/8,905 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Operators active in this area include Continental Resources, EOG Resources, Hess Corporation, and Whiting Oil & Gas. Two hundred thirty five wells were permitted on these lands as of June 30, 2012, with 167 completed as producers. In most cases we elected to become a non-consenting mineral owner—who is not obligated to pay well costs. According to North Dakota law, non-consenting mineral owners receive the average royalty rate from the date of first production and back-in for their full working interest after the operator has recovered 150% of drilling and completion costs. Once 150% payout occurs, the operating partnership will then own the working interest; subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of June 30, 2012, 16 of these wells had achieved 150% payout.

Set forth below is a summary of Horizontal Bakken activity through June 30, 2012 for wells in which we own a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI.

	2004 through 2008	2009	2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Total to Date
New Well Permits	61	23	59	13	20	17	17	17	8	235
Wells Spud	39	30	44	18	15	20	19	8	13	206
Wells Completed	31	31	37	9	10	15	15	18	1	167
Wells Reaching 150% Payout(1)	3	1	5	0	1	2	1	2	1	16
(1)	Wells reaching 150% payout means wells for which the 150% penalty has been recovered during the indicated period.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $15,350,000 at June 30, 2012 and $14,238,000 at December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  On April 27, 2012, the parties successfully mediated terms for a settlement in the amount of $500,000 plus immaterial future royalty amounts on fuel gas; which, will be paid to the plaintiffs upon finalization of the agreed settlement and ultimate approval by the District Court.  A $500,000 reserve was recorded in Net Profits Revenues on the financial statements in the first quarter of 2012.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 8, 2012		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: August 8, 2012		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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
**Furnished herewith