Form 10-Q
period 2012-09-30
DORCHESTER MINERALS, L.P.
filed 2012-11-08
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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

As of November 8, 2012, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,346	$14,238
Trade and other receivables	5,442	6,602
Net profits interests receivable - related party	2,635	7,616
Prepaid expenses	12	-
Total current assets	20,435	28,456

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,196	344,196
Accumulated full cost depletion	(242,817)	(230,060)
Total	101,379	114,136

Leasehold improvements	512	512
Accumulated amortization	(390)	(354)
Total	122	158

Total assets	$121,955	$142,769

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,566	$529
Current portion of deferred rent incentive	39	39
Total current liabilities	1,605	568

Deferred rent incentive less current portion	60	90
Total liabilities	1,665	658

Commitments and contingencies (Note 2)

Partnership capital:
General partner	3,613	4,242
Unitholders	116,677	137,869
Total partnership capital	120,290	142,111

Total liabilities and partnership capital	$121,955	$142,769

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

 CONDENSED CONSOLIDATED INCOME STATEMENTS
(In Thousands except Earnings per Unit)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Royalties	$11,567	$13,841	$35,929	$40,075
Net profits interests	1,606	4,405	2,350	8,498
Lease bonus	1,128	56	4,531	386
Other	7	24	173	90

Total operating revenues	14,308	18,326	42,983	49,049

Costs and expenses:
Operating, including production taxes	1,434	1,212	3,665	3,685
Depletion and amortization	3,999	4,817	12,793	13,640
Impairment of full cost properties	-	-	-
General and administrative expenses	745	828	2,429	2,745

Total costs and expenses	6,178	6,857	18,887	20,070

Operating income	8,130	11,469	24,096	28,979

Other (expense) income, net	(1)	37	11	37

Net earnings	$8,129	$11,506	$24,107	$29,016

Allocation of net earnings:
General partner	$293	$367	$918	$986

Unitholders	$7,836	$11,139	$23,189	$28,030

Net earnings per common unit (basic and diluted)	$0.26	$0.36	$0.76	$0.91
Weighted average common units outstanding	30,675	30,675	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Net cash provided by operating activities	$44,036	$42,506

Cash flows used in investing activities:
Adjustment related to acquisition of natural gas properties	-	(6)

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(45,928)	(38,014)

(Decrease) increase in cash and cash equivalents	(1,892)	4,486

Cash and cash equivalents at beginning of period	14,238	11,253

Cash and cash equivalents at end of period	$12,346	$15,739

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

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, trade receivables, payables, and other current liabilities approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of quarter close or that will be realized in the future.

2          Contingencies:  In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  On April 27, 2012, the parties successfully mediated terms for a settlement in the amount of $500,000 plus immaterial future royalty amounts on fuel gas.  The settlement was approved by the District Court on October 18, 2012.  A $500,000 reserve was recorded in Net Profits Revenues on the financial statements in the first quarter of 2012.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

3       Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2008 have been:
	Per Unit Amount
	2012	2011	2010	2009	2008
First quarter	$0.541883	$0.426745	$0.449222	$0.401205	$0.572300
Second quarter	$0.456351	$0.417027	$0.412207	$0.271354	$0.769206
Third quarter	$0.343252	$0.455546	$0.471081	$0.286968	$0.948472
Fourth quarter		$0.448553	$0.354074	$0.321540	$0.542081

Distributions from first quarter of 2010 through the present were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units.  The third quarter 2012 distribution was paid on November 1, 2012.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by February 15, 2013.

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

		Distribution
NPI Period Ended	NPI	Amount	Period
Nov. 30, 2011	$1,347,000	$1,306,000	4th Qtr. 2011
Feb. 29, 2012	$709,000	$688,000	1st Qtr. 2012
May 31, 2012	$354,000	$343,000	2nd Qtr. 2012
Aug. 31, 2012	$395,000	$383,000	3rd Qtr. 2012

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

Results of Operations

Three and Nine Months Ended September 30, 2012 as compared to Three and Nine Months Ended September 30, 2011

Normally, our period-to-period changes in net earnings and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2012	2011	2012	2012	2011
Accrual basis sales volumes:
Royalty properties gas sales (mmcf)	1,273	1,585	1,718	4,588	4,486
Royalty properties oil sales (mbbls)	88	86	92	267	245
NPI gas sales (mmcf)	1,067	990	1,068	3,253	2,553
NPI oil sales (mbbls)	20	14	16	51	18

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$3.02	$3.94	$2.10	$2.50	$3.95
Royalty properties oil sales ($/bbl)	$88.39	$87.69	$87.69	$91.79	$91.17
NPI gas sales ($/mcf)	$2.76	$4.10	$2.16	$2.42	$4.19
NPI oil sales ($/bbl)	$86.54	$82.74	$80.88	$87.87	$84.68

Accrual basis production and capital costs deducted under the NPIs ($/mcfe) (1)	$2.61	$0.93	$2.91	$2.84	$1.56

(1)  Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the third quarter were up 2.3% from 86 mbbls during the third quarter of 2011 to 88 mbbls in the same period of 2012. Oil sales volumes attributable to our Royalty Properties during the first nine months were up 9.0% from 245 mbbls in 2011 to 267 mbbls in 2012.  Oil sales volumes in both periods of 2012 have increased primarily due to activity in the Bakken and Rockies region.  Natural gas sales volumes attributable to our Royalty Properties during the third quarter decreased 19.7% from 1,585 mmcf in 2011 to 1,273 mmcf in 2012. Natural gas sales volumes attributable to our Royalty Properties during the first nine months increased 2.3% from 4,486 mmcf in 2011 to 4,588 mmcf in 2012. The decrease in natural gas sales volumes in the third quarter of 2012 compared to the third quarter of 2011 is primarily due to natural declines and reduced activity in the Barnett Shale and the Fayetteville Shale. The increase in natural gas sales volumes in the first nine months of 2012 compared to the same period in 2011 is attributable to activity in the Barnett Shale.

Sales volumes and prices attributable to the Minerals NPI during periods prior to the third quarter of 2011 are excluded from the above table because DMLP did not receive any payments from such NPI sales volumes during those prior periods.  Oil sales volumes attributable to our NPIs during the third quarter of 2012 were 20 mbbls, an increase of 42.9% from 14 mbbls during the same period of 2011.  Oil sales volumes attributable to our NPIs during the first nine months increased 183.3% from 18 mbbls in 2011 to 51 mbbls in 2012.  Natural gas sales volumes attributable to our NPIs during the third quarter of 2012 were 1,067 mmcf, an increase of 7.8% from 990 mmcf in the same period of 2011.  Natural gas volumes attributable to our NPI’s during the first nine months increased 27.4% from 2,553 mmcf in 2011 to 3,253 in the same period of 2012, principally due to including the Minerals NPI. Minerals NPI oil sales volumes of 17 mbbls and 42 mbbls for the third quarter and first nine months of 2012, respectively, and gas sales volumes of 337 mmcf and 1,028 mmcf for the same periods, respectively, are included in the Net Profits Interest volumes above.  During the third quarter and first nine months of 2011, Minerals NPI oil sales volumes were 11 mbbls and gas sales volumes were 203 mmcf.  See “Overview” above.

The weighted average oil sales prices attributable to our interest in Royalty Properties were $87.69/bbl and $91.17/bbl during the third quarter of 2011 and first nine months of 2011, respectively, compared to $88.39/bbl and $91.79/bbl during the same periods of 2012, respectively.  Third quarter weighted average natural gas sales prices from Royalty Properties decreased 23.4% from $3.94/mcf during 2011 to $3.02/mcf during 2012 and decreased 36.7% from $3.95/mcf during the first nine months of 2011 to $2.50/mcf during the same period of 2012.  Both oil and natural gas price changes resulted from changing market conditions.

Third quarter weighted average oil sales prices from the NPIs increased 4.6% from $82.74/bbl in 2011 to $86.54/bbl in 2012 and increased 3.8% from $84.68/bbl during the first nine months of 2011 to $87.87/bbl during the same period of 2012. Third quarter weighted average natural gas sales prices attributable to the NPIs decreased 32.7% from $4.10/mcf during 2011 to $2.76/mcf in 2012 and decreased 42.2% from $4.19/mcf during the first nine months of 2011 to $2.42/mcf during the same period of 2012. Price changes during the three- and nine-month periods resulted from changing market conditions.

Our third quarter total operating revenues decreased 21.9% from $18,326,000 during 2011 to $14,308,000 during 2012, and our first nine months net operating revenues decreased 12.4% from $49,049,000 during 2011 to $42,983,000 during 2012 as a result of a first quarter 2012 Hugoton NPI litigation settlement reserve of $500,000, decreased natural gas production volumes on Royalty properties, and decreased natural gas prices.  These amounts were partially offset by increased oil sales prices and increased oil and natural gas volumes in the Minerals NPI as discussed above.

Costs and expenses of $6,178,000 and $18,887,000 during the third quarter and first nine months of 2012, respectively, were down 9.9% and 5.9%, compared to $6,857,000 and $20,070,000 during the same periods of 2011.  Increased ad valorem costs during the third quarter and first nine months of 2012 were offset by reduced production tax on reduced operating revenues. General and administrative costs were lower due to timing of expenditures in 2011 and non-recurring costs in 2011 as well as efficiencies gained.

Depletion and amortization costs were $3,999,000 and $12,793,000 during the third quarter and first nine months of 2012, down 17.0% and 6.2%, respectively, compared to $4,817,000 and $13,640,000 during the same periods of 2011. The effects of upward reserve revisions along with the inclusion of Minerals NPI reserves at 2011 year-end caused lower depletion rates per mcfe in 2012, which combined with sales volume changes in both the three and nine month periods.

Third quarter net earnings allocable to common units decreased 29.6% from $11,139,000 during 2011 to $7,836,000 during 2012 due to decreased natural gas sales prices and royalty gas sales volumes as discussed above, which was partially offset by increased lease bonus income.  First nine months common unit net earnings decreased 17.3% from $28,030,000 during 2011 to $23,189,000 during 2012 due to decreased natural gas sales prices and the litigation reserve as discussed above, which was partially offset by increased oil and natural gas sales volumes and lease bonus income.

Net cash provided by operating activities decreased 22.5% from $14,892,000 during the third quarter of 2011 to $11,543,000 during the third quarter of 2012 due to decreased natural gas volumes and natural gas prices related to natural declines and reduced activity in the Barnett Shale and the Fayetteville Shale.  The 3.6% increase from $42,506,000 during the first nine months of 2011 to $44,036,000 during the same period of 2012 is primarily due to increased oil and natural gas volumes and lease bonus income, partially offset by decreased natural gas prices.

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

Cash receipts attributable to our Royalty Properties during the 2012 third quarter totaled approximately $10,300,000. These receipts generally reflect oil sales during June through August 2012 and natural gas sales during May through July 2012.  The weighted average indicated prices for oil and natural gas sales during the 2012 third quarter attributable to the Royalty Properties were $83.94/bbl and $2.41/mcf, respectively.

Cash receipts attributable to our NPIs during the 2012 third quarter totaled approximately $833,000 and include Net Profits Interest payments from the Minerals NPI of approximately $383,000. These receipts reflect oil and natural gas sales from the properties underlying the NPIs generally during May through July 2012.  The weighted average indicated prices received during the 2012 third quarter for oil and natural gas sales were $84.58/bbl and $2.35/mcf, respectively.

Cash receipts attributable to lease bonus and other income during the third quarter of 2012 totaled approximately $1.1 million. In total during the third quarter of 2012, there were 38 consummated leases and pooling elections located in 9 counties and parishes in three states.

We received division orders for, or otherwise identified, 136 new wells completed on our Royalty Properties and NPIs located in 16 counties and parishes in eight states during the third quarter of 2012. The operating partnership elected to participate during the third quarter of 2012 in seven wells to be drilled on our NPI properties located in six counties in four states.

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

FAYETTEVILLE SHALE, NORTHERN ARKANSAS –- We own varying undivided perpetual mineral interests in approximately 23,000/11,000 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Permits for 403 wells had been issued as of September 30, 2012, of which the operating partnership owns an interest in 234. In total, 381 wells were spud and 361 were completed as producers.

Set forth below is a summary of Fayetteville Shale activity through September 30, 2012 for wells in which we have a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI and wells for which we may not yet have received division orders or first payment.
	2004 through 2008	2009	2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Q3 2012	Total to Date
New Well Permits(1)	113	68	110	23	17	17	16	10	20	9	403
Wells Spud	103	70	88	22	27	26	15	9	17	4	381
Wells Completed(2)	81	49	88	29	18	17	33	20	9	17	361
Royalty Wells in Pay Status (3)	36	55	70	22	19	16	10	22	29	12	291
(1)	Excludes permits that expire undrilled.
(2)	Completion date is defined as the day the well commences production.
(3)	Wells in pay status means wells for which revenue was initially received during the indicated period.

Net cash receipts for the Royalty Properties attributable to interests in these lands totaled $515,000 in the third quarter of 2012 from 291 wells.  Net cash receipts for the Minerals NPI Properties attributable to interests in these lands totaled approximately $336,000 in the third quarter of 2012 from 184 wells.

HORIZONTAL BAKKEN, WILLISTON BASIN –- We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Operators active in this area include Continental Resources, EOG Resources, Hess Corporation, and Whiting Oil & Gas. Permits for 266 wells on these lands had been issued by the North Dakota Industrial Commission as of September 30, 2012, with 186 completed as producers. In most instances we elect to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty of equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cashflow. The back-in working interest, if any is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of September 30, 2012, 16 of these wells had achieved 150% payout.

Market dynamics in the Bakken Trend have evolved resulting in higher lease bonus and royalty offers for unleased mineral interests. We are exploring our options and anticipate circulating a Request For Proposals (RFP) to industry participants seeking expressions of interest to acquire a lease on our interests in this area, to combine our interests with others or to pursue alternative transaction structures. We may engage the services of an investment bank or other agent to represent us with respect to a RFP or in a transaction. We can not project if, when or with whom we may elect to lease or otherwise transact all or any part of our interests as a result of this process.

Set forth below is a summary of Horizontal Bakken activity through September 30, 2012 for wells in which we own a royalty or Net Profits Interest. This includes wells subject to the Minerals NPI.
	2004 through 2008	2009	2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Q3 2012	Total to Date
New Well Permits	61	23	60	14	20	20	16	19	14	19	266
Wells Spud	39	30	43	19	17	23	19	7	21	16	234
Wells Completed	31	31	36	8	10	16	17	27	10	0	186
Wells Reaching 150% Payout(1)	3	1	5	0	1	2	1	2	1	0	16
(1)	Wells reaching 150% payout means wells for which the 150% penalty has been recovered during the indicated period.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $12,346,000 at September 30, 2012 and $14,238,000 at December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  On April 27, 2012, the parties successfully mediated terms for a settlement in the amount of $500,000 plus immaterial future royalty amounts on fuel gas. The settlement was approved by the District Court on October 18, 2012.  A $500,000 reserve was recorded in Net Profits Revenues on the financial statements in the first quarter of 2012.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 08, 2012		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: November 8, 2012		Chief Financial Officer

INDEX TO EXHIBITS
Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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