Form 10-K
period 2012-12-31
DORCHESTER MINERALS, L.P.
filed 2013-02-21
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒	Annual Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934 for the fiscal year ended December 31, 2012 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period from _________ to_________ Commission File Number: 000-50175

DORCHESTER MINERALS, L.P.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	81-0551518 (I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes  ☐ No    ☒
    The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $620,467,417 as of June 30, 2012, based on $21.95 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.
   Number of Common Units outstanding as of February 21, 2013: 30,675,431
DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the definitive proxy statement for the registrant's 2013 Annual Meeting of Unitholders to be held on May 15, 2013, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2012.

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

•      the location and number of wells;

•      the method of drilling and completing wells;

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

Since 2004 the operating partnership has sold most of its natural gas production to a Williams entity (currently WPX Energy Marketing, LLC, a wholly owned subsidiary of WPX Energy, Inc.) on a daily market price basis using a yearly contract that will continue through October 2013. The operating partnership has reviewed alternative gas purchasers. We believe that the loss of Williams or any single customer would not have a material adverse effect on us due to the availability of alternative purchasers.

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

Employees

As of February 21, 2013, the operating partnership had 19 full-time employees in our Dallas, Texas office and seven full-time employees in field locations.

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

A significant portion of the properties subject to the NPIs are natural gas properties located  in the Hugoton field in Oklahoma and Kansas. Because of this geographic concentration, any regional events, including natural disasters that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact the net proceeds payable under the NPIs more than if the properties were more geographically diversified.

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

As with other companies engaged in the ownership and production of oil and natural gas, we always expect to have some risk of exposure to environmental costs and liabilities because the costs associated with environmental compliance or remediation could reduce the amount we would receive from our properties. The properties in which we hold interests are subject to extensive federal, state, tribal and local regulatory requirements relating to environmental affairs, health and safety and waste management. Governmental authorities have the power to enforce compliance with applicable regulations and permits, which could increase production costs on our properties and affect their cash flow.  Third parties may also have the right to pursue legal actions to enforce compliance. Because we do not directly operate our properties, our direct liability under environmental laws is limited.  It is likely, however, that expenditures in connection with environmental matters, individually or as part of normal capital expenditure programs, will affect the net cash flow from our properties. Future environmental law developments, such as stricter laws, regulations or enforcement policies, could significantly increase the costs of production from our properties and reduce our cash flow.

The following is a summary of some of the existing environmental laws, rules and regulations that apply to oil and gas operations, and that may indirectly affect our cash flow.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).  CERCLA, also known as the Superfund law, and comparable state statutes impose strict liability, and under certain circumstances, joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The term “hazardous substance” is specifically defined to exclude petroleum, including crude oil and any fraction thereof, natural gas and natural gas liquids.  Despite this exclusion, certain hazardous substances are commonly used in connection with oil and gas operations.  Responsible persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to strict, joint and several liabilities for the costs of investigating releases of hazardous substances, cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The operators of our properties may be responsible under CERCLA for all or part of the costs to clean up sites at which hazardous substances have been disposed.  Although we are not an operator, our ownership of royalty interests could cause us to be responsible for all or part of such costs to the extent that CERCLA imposes such responsibilities on such parties as “owners.”

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Drilling fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or gas are currently excluded from regulation under RCRA’s hazardous waste provisions. However, it is possible that certain oil and gas exploration and production could be classified as hazardous wastes in the future. In addition, exploration and production wastes are regulated under state laws analogous to RCRA.  Our properties have produced oil/or gas for many years.  We have no knowledge of the property operators’ procedures with respect to the disposal of oil and gas wastes.  Hydrocarbons or other solid or hazardous wastes may have been released on or under our properties by the operators or prior operators.  Our properties and the materials disposed or released on, at, under or from them may be subject to CERCLA, RCRA and analogous state laws, and removal or remediation of such materials could be required by a governmental authority.

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or use specific equipment or technologies to control emissions.  The EPA continues to develop, stringent regulations governing emissions of toxic air pollutants from oil and gas facilities.  Specifically, on April 18, 2012, the EPA issued new final regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”).  The new regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically fractured wells and other equipment.  The regulations established a phase-in period that extends until January 2015.  During the phase-in period, owners and operators must either flare their emissions or use so-called “green completion” technology.  After January 2015 all newly hydraulically fractured wells must use green completion technology.  Obtaining permits and complying with these new requirements has the potential to increase costs of production and delay the development of our properties.

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. Compliance with the Clean Water Act may restrict the location of certain facilities, increase the cost of capital expenditures, and may result in permitting delays.

The potential adoption of federal and state hydraulic fracturing legislation could delay or restrict development of our oil and natural gas properties.

The Energy Policy Act of 2005 exempts hydraulic fracturing from federal regulation under the Safe Drinking Water Act (SDWA), provided that diesel fuel is not used in the fracturing process.  In prior Congressional Sessions, legislation has been introduced that would have repealed this exemption.  If similar legislation were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements.  Such federal legislation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing.

In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives through an informal policy statement posted on the agency’s website.  Industry groups filed a lawsuit challenging the EPA’s decision.  In February 2012, the EPA and industry reached a settlement under which EPA agreed to issue hydraulic fracturing permitting guidance through the notice and comment process.  The EPA’s final guidance, which has not yet been issued, may result in extensive requirements that could cause additional costs and delays in the hydraulic fracturing process using diesel fuel.

The EPA’s Office of Research and Development (ORD) is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The ORD expects to publish final results by 2014. In addition to the EPA study, there are other governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing.  For example, in 2011 the U.S. Department of Energy conducted an investigation to identify best practices for hydraulic fracturing.  These investigations and studies could result in additional efforts to regulate hydraulic fracturing.

Beyond studying hydraulic fracturing, certain members of Congress have called upon the Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources and asked the Securities and Exchange Commission to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing.  Any new federal restrictions on hydraulic fracturing resulting from these efforts could result in delays, additional permitting and financial assurance requirements, more stringent construction requirements, thereby significantly increase operating, capital and compliance costs.  Such cost increases could delay or restrict development by operators of our oil and natural gas properties.

Additionally, certain states in which our properties are located, including Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether.  For example, pursuant to legislation adopted by the State of Texas in June 2011, the Railroad Commission of Texas enacted a rule in December 2011, requiring public disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit well drilling in general and/or hydraulic fracturing in particular.  In the event state, local, or municipal legal restrictions are adopted in areas where our properties are located, the cost of the operators of our oil and natural gas properties complying with such requirements may be significant in nature, which may cause delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even preclude the operators from drilling wells.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.

Congress has, from time to time, considered legislation to reduce greenhouse gas (GHG) emissions.  To date, Congress has not passed a bill specifically addressing GHG regulation.  Almost half of the states, however, have developed GHG emission inventories and/or regional GHG cap and trade programs.  These cap and trade programs require major sources of emissions or major fuel producers to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Many states also have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment by contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA required the agency to adopt regulations to restrict GHG emissions under the federal Clean Air Act. The EPA has a stationary source GHG rule in May 2010, which requires sources meeting certain thresholds to obtain a permit for GHG emissions.  The EPA has also proposed GHG emissions standards for specific industries.

In December 2010, the EPA enacted final regulations on mandatory reporting of GHGs.  That rule required owners or operators of facilities that contain petroleum and natural gas systems and emit 25,000 metric tons or more of GHGs per year (expressed as carbon dioxide equivalent or CO2E) to report carbon dioxide, methane and nitrous oxide emissions, beginning on March 31, 2012. The reporting deadline was later extended by EPA to September 28, 2012, for emissions occurring in 2011. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits.

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

Our continued success depends to a considerable extent upon the abilities and efforts of the senior management of our general partner, particularly William Casey McManemin, its Chief Executive Officer, James E. Raley, its Chief Operating Officer, H. C. Allen, Jr., its Chief Financial Officer, and Bradley J. Ehrman, its Vice President of Operations. The loss of the services of any of these key personnel could have a material adverse effect on our results of operations. We have not obtained insurance or entered into employment agreements with any of these key personnel.

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

In general, each of our items of income, gain, loss and deduction will, for federal income tax purposes, be determined annually, and one twelfth of each annual amount will be allocated to those unitholders who hold common units on the last business day of each month in that year. In certain circumstances we may make these allocations in connection with extraordinary or nonrecurring events on a more frequent basis. As a result, transferees of our common units may be allocated items of our income, gain, loss and deduction realized by us prior to the date of their acquisition of our common units. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferors and transferee unitholders.  Nonetheless, if this method is determined to be an unreasonable method of allocation, our income, gain, loss and deduction would be reallocated among our unitholders and our general partner, and our unitholders may have more taxable income or less taxable loss. Our general partner is authorized to revise our method of allocation between transferors and transferees, as well as among our other unitholders whose common units otherwise vary during a taxable period, to conform to a method permitted or required by the Internal Revenue Code and the regulations or rulings promulgated thereunder.

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

The amount of taxable income realized by a unitholder will be dependent upon a number of factors including: (i) the amount of taxable income recognized by us; (ii) the amount of any gain recognized by us that is attributable to specific asset sales that may be wholly or partially attributable to Built-in Gain and the resulting allocation of such gain to a unitholder, depending on the asset being sold; (iii) the amount of basis adjustment pursuant to the Internal Revenue Code available to a unitholder based on the purchase price for any common units and the amount by which such price was greater or less than a unitholder’s proportionate share of inside tax basis of our assets attributable to the common units when the common units were purchased; and (iv) the method of depletion available to a unitholder. Therefore, it is not possible for us to predict the ratio of the amount of taxable income that will be allocated to a unitholder to the amount of cash that will be distributed to a unitholder.  Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Both the Proposed Fiscal Year 2013 Federal Budget and recently proposed legislation in Congress would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration activities. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the repeal of the domestic manufacturing tax deduction for oil and natural gas companies, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available to our unitholders and to oil and natural gas operators that we rely upon to develop our properties. Such legislation or changes could negatively impact both our unitholders and our Partnership financially.

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

Acreage Summary

The following table sets forth, as of December 31, 2012, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	18	17	8	25
Number of Counties/Parishes	465	190	137	34	574
Gross Acres	2,308,000	617,000	209,000	34,000	3,117,000
Net Acres (where applicable)	378,000	—	—	—	378,000

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

The following table sets forth, as of December 31, 2012, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross(1)	Net(1)	State	Gross	Net(1)
Alabama	105,000	8,000	Missouri	1,000	< 500
Arkansas	47,000	16,000	Montana	282,000	63,000
California	1,000	< 500	Nebraska	3,000	< 500
Colorado	23,000	1,000	New Mexico	42,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	293,000	46,000
Illinois	5,000	1,000	Oklahoma	230,000	17,000
Indiana	< 500	< 500	Pennsylvania	10,000	6,000
Kansas	14,000	2,000	South Dakota	14,000	1,000
Kentucky	2,000	1,000	Texas	1,639,000	152,000
Louisiana	131,000	3,000	Utah	6,000	< 500
Michigan	54,000	3,000	Wyoming	27,000	1,000
Mississippi	72,000	9,000
(1)   < 500 means acreage owned did not round up to 1,000.

Leasing Activity

The operating partnership and we received cash payments in the amount of $4,568,000 during 2012 attributable to lease bonus on 51 leases and 13 pooling elections and two lease amendments in lands located in 24 counties and parishes in seven states. These leases reflected bonus payments ranging up to $7,000/acre and initial royalty terms ranging up to 25%.

The following table sets forth a summary of leases and pooling elections consummated during 2010 through 2012.

	2012	2011	2010
Number	66	42	103
Number of States	7	7	8
Number of Counties	19	26	32
Average Royalty	23.1%	26.0%	24.8%
Average Bonus, $/acre	$1,334	$472	$1,705
Total Lease Bonus – cash basis	$4,568,000	$571,000	$3,862,000

Amounts reflected above may differ from our consolidated financial statements, which are presented on an accrual basis. Some activity may be in Net Profits Interests income.  Average royalty and average bonus exclude amounts attributable to pooling elections, lease extensions and amendments. Payments received for gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our consolidated financial statements in various categories including, but not limited to, other operating revenues and other income.

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

As of December 31, 2012 each of the six NPIs have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.  One minor NPI is currently in temporary deficit.

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

		Distribution
NPI Period Ended	NPI	Amount	Period
Nov. 30, 2011	$1,347,000	$1,306,000	4th Qtr. 2011
Feb. 29, 2012	$709,000	$688,000	1st Qtr. 2012
May 31, 2012	$354,000	$343,000	2nd Qtr. 2012
Aug. 31, 2012	$395,000	$383,000	3rd Qtr. 2012
Nov. 30, 2012	$769,000	$746,000	4th Qtr. 2012

Prior to the Minerals NPI achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles. Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI.  Our financial statements will now continue to reflect such information regardless of its net profit status on a cumulative or reporting period basis. The amounts included in Net Profits Income for the Minerals NPI for the years ended December 31, 2011 and 2012 were $4,415,000 and $1,546,000, respectively.

Acreage Summary

The following tables set forth, as of December 31, 2012, information concerning properties owned by the operating partnership and subject to the NPIs, including the Minerals NPI properties. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership's interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories.  In addition to amounts listed below, the operating partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests.  The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold	Total
Number of States	12	2	7	13
Number of Counties/Parishes	60	2	14	66
Gross Acres	50,000	1,000	100,000	150,000
Net Acres	6,000	—	82,000	88,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net(1)	Gross	Net(1)	Gross	Net
Oklahoma	12,000	1,000	80,000	74,000	92,000	75,000
Kansas	1,000	< 500	7,000	7,000	7,000	7,000
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
All Others	37,000	5,000	5,000	< 500	42,000	5,000
Totals	51,000	6,000	100,000	82,000	150,000	88,000

(1)	< 500 means acreage owned did not round up to 1,000.

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
	Years ended December 31,
	2012	2011	2010
	(in thousands)
Acquisition costs	$—	$—	$—
Development costs (1)	6,508	5,355	3,268
Total	$6,508	$5,355	$3,268

(1)	The years ended December 31, 2010, and 2011 include $3,249,000, and $3,811,000, respectively, attributable to NPIs before reaching pay status.

Productive Well Summary

The following table sets forth, as of December 31, 2012, the combined number of producing wells on the properties subject to the NPIs, including the Minerals NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	202	120.2
Kansas	20	20.0
All others	429	18.9
Total	651	159.1

(1)	Multiple well units operated by someone other than the operating partnership and in which we own NPIs are included as one gross well.

Drilling Activity

During 2012, we received division orders or first payments for 404 new wells completed on our Royalty Properties in eight states, and 86 new wells completed on our NPI Properties in six states.  Included in these totals are wells in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

Additional information concerning selected properties is summarized below:

Appalachian Basin – We own varying undivided perpetual mineral interests in approximately 31,000/24,000 gross/net acres in 19 counties in southern New York and northern Pennsylvania. Approximately 75% of those net acres are located in eastern Allegany and western Steuben Counties, New York—an area that some industry press reports suggest may be prospective for gas production from unconventional reservoirs, including the Marcellus Shale.  However, development of these natural gas resources will be limited until remaining regulatory issues related to high-volume hydraulic fracturing are resolved. We continue to monitor industry activity and encourage dialogue with industry participants to determine the proper course of action regarding our interests in this area.  During the second quarter of 2012 the Partnership leased 506 net acres in Lycoming County, Pennsylvania in multiple transactions for amounts ranging from $3,000 to $4,000 per acre and 20% royalty escalating to 25% in certain circumstances.

Fayetteville Shale Trend of Northern Arkansas – We own varying undivided perpetual mineral interests in approximately 23,000/11,000 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Permits for 439 wells had been issued on these lands as of December 31, 2012, of which the operating partnership owns an interest in 237. In total, 413 wells were spud of which 373 were completed as producers, including wells for which we may not yet have received division orders or first payment.

Horizontal Bakken, Williston Basin – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota.  Permits for 351 wells had been issued on these lands as of December 31, 2012.  In total, 282 wells were spud, of which 232 were completed as producers including wells for which we may not yet have received division orders or first payment. In most instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of December 31, 2012, 21 of these wells had achieved 150% payout.

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

Oil and Natural Gas Reserves

The following table reflects the Partnership's proved developed and total proved reserves at December 31, 2012. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd.  As described above, the Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests.  The Partnership’s Vice President of Operations (“VP”) gathers production information and provides such information to our two independent engineering consulting firms who extrapolate from such information estimates of the reserves attributable to the Royalty Properties and NPIs based on their expertise in the oil and natural gas fields where the Royalty Properties and NPIs are situated, as well as publicly available information.  Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the VP. Our VP has a bachelor’s degree in Petroleum Engineering from the University of Alberta, and has worked in the upstream oil and natural gas business in various capacities since 1996. The VP reports directly to the Chief Executive Officer (“CEO”). Our CEO ensures compliance with SEC guidance.  Our CEO received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1984, and has been a Registered Professional Engineer in Texas since 1988. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas, and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

Summary of Oil and Gas Reserves as of Fiscal Year-End
All Proved Developed and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)
2012	3,350	36,780	297	27,361	3,647	64,141
2011	3,310	38,940	256	28,023	3,566	66,963
2010	3,290	36,931	43	24,748	3,333	61,679

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.

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

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves.  Hugoton Field production (not sales) for the last three years is listed below:

	Production by Significant Field
	Oil bbls	Gas mcf	Boe
2012	—	3,239,000	540,000
2011	—	3,444,000	574,000
2010	—	3,656,000	609,000

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

ITEM 3.  LEGAL PROCEEDINGS

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  On April 27, 2012, the parties successfully mediated terms for a settlement in the amount of $500,000 plus immaterial future royalty amounts on fuel gas.  The settlement was approved by the District Court on October 18, 2012.  A $500,000 reserve was recorded in Net Profits Revenues on the financial statements in the first quarter of 2012.  During December 2012 the operating partnership paid the settlement amount and the litigation was dismissed.

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

	2012		2011
	High	Low	High	Low
First Quarter	$26.60	$21.80	$29.25	$25.90
Second Quarter	$26.13	$19.87	$30.09	$25.18
Third Quarter	$22.85	$21.56	$28.29	$20.81
Fourth Quarter	$23.52	$19.90	$25.76	$21.76

As of December 31, 2012, there were 15,570 common unitholders.

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

Unitholder cash distributions per common unit for the past four years have been:

	Per Unit Amount
	2012	2011	2010	2009
First Quarter	$0.541883	$0.426745	$0.449222	$0.401205
Second Quarter	$0.456351	$0.417027	$0.412207	$0.271354
Third Quarter	$0.343252	$0.455546	$0.471081	$0.286968
Fourth Quarter	$0.433232	$0.448553	$0.354074	$0.321540

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions above were paid on 28,240,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2013.

Please see "Fourth Quarter 2012 Distribution Indicated Price" discussion contained in “Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2012 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2007 through December 31, 2012. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2012	2011	2010	2009	2008
Total operating revenues	$63,204	$69,489	$61,094	$43,631	$89,925
Depreciation, depletion and amortization	16,583	18,348	17,988	15,599	14,739
Net income	38,022	42,215	34,883	21,681	66,783
Net income per unit (basic and diluted)	1.20	1.33	1.11	0.72	2.30
Cash distributions(1)	56,870	52,505	52,198	44,728	81,648
Cash distributions per unit(1)	1.79	1.65	1.65	1.50	2.80
Total assets	123,800	142,769	153,111	152,768	139,562
Total liabilities	537	658	710	737	980
Partners' capital	123,263	142,111	152,401	152,031	138,582

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

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012 Overview

Our results during 2012 were strong despite continued low natural gas prices and reduced drilling activity in many of our producing areas.  Significant results include the following:

•	Net income of $38.0 million;

•	Distributions of $54.9 million to our limited partners;

•
Identification of 404 new wells completed on our Royalty Properties in eight states, and 86 new wells completed on our NPI Properties in six states.  Included in these totals are wells in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

•	Consummation of 66 leases, pooling elections or lease amendments of our mineral interest in undeveloped properties located in 24 counties and parishes in seven states, and

•	Lease bonus income of $4.5 million dollars.

Critical Accounting Policies

We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any book or market value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. No impairments have been recorded since 2003.

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

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$575,000	$249,000	$326,000	—	—

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

	Years Ended December 31,
Accrual Basis Sales Volumes:	2012	2011	2010
Royalty Properties Gas Sales (mmcf)	6,007	6,212	4,987
Royalty Properties Oil Sales (mbbls)	362	327	322
Net Profits Interests Gas Sales (mmcf)	4,429	3,838	3,351
Net Profits Interests Oil Sales (mbbls)	77	40	10

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$2.82	$3.77	$4.21
Royalty Properties Oil Sales ($/bbl)	$89.21	$91.55	$74.77
Net Profits Interests Gas Sales ($/mcf)	$3.33	$4.81	$5.07
Net Profits Interests Oil Sales ($/bbl)	$87.67	$88.27	$69.40
Accrual Basis Production Costs Deducted under the Net Profits Interests ($/mcfe) (1)	$2.83	$1.81	$1.76

(1)	Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes prices.

Comparison of the twelve-month periods ended December 31, 2012, 2011 and 2010

Royalty Properties’ oil sales volumes increased 1.6% from 322 mbbls during 2010 to 327 mbbls during 2011, and then increased 10.7% to 362 mbbls during 2012.  The increases are primarily due to activity in the Bakken and Rockies region.  Royalty Properties’ gas sales volumes increased 24.6% from 4,987 mmcf during 2010 to 6,212 mmcf during 2011, and then decreased 3.3% to 6,007 mmcf during 2012.  The increases in natural gas volumes between 2010 and 2011 were primarily due to increased activity in the Fayetteville Shale and Barnett Shale, while the decreases in natural gas volumes between 2011 and 2012 were primarily due to reduced activity in those same areas.

Beginning in the third quarter of 2011 oil and gas sales volumes attributable to our NPIs included volumes attributable to the Minerals NPI.  The Minerals NPI had cumulative revenues in excess of cumulative operating and development costs during the period ending September 30, 2011.  Sales volumes and prices attributable to the Minerals NPI during periods prior to the third quarter of 2011 are excluded from the above table because the Partnership did not receive any payments from such NPI sales volumes during those prior periods. The amounts included in Net Profits Income for the Minerals NPI for the years ended December 31, 2011 and 2012 were $4,415,000 and $1,546,000, respectively.  See “Item 2 Properties – Net Profts Interest.”

NPI properties’ oil sales volumes increased 300% from 10 mbbls during 2010 to 40 mbbls during 2011; and, subsequently increased 92.5% to 77 mbbls during 2012, due to including the Minerals NPI and continued activity in the Bakken.  NPI properties’ gas sales volumes increased 14.5% from 3,351 mmcf during 2010 to 3,838 mmcf during 2011; and, subsequently increased 15.4% to 4,429 mmcf in 2012, principally due to including the Minerals NPI. Minerals NPI oil sales volumes and gas sales volumes included in the Net Profits Interest volumes were 31 mbbls and 713 mmcf for year 2011 and  65 mbbls 1,480 mmcf for year 2012.  See “Item 2 Properties – Net Profts Interest.”

Weighted average oil sales prices attributable to the Royalty Properties increased 22.4% from $74.77 per bbl in 2010 to $91.55 per bbl in 2011 and subsequently decreased 2.6% to $89.21 per bbl in 2012. Royalty Properties’ weighted average gas sales prices decreased 10.5% from $4.21 per mcf during 2010 to $3.77 per mcf during 2011 and then decreased 25.2% to $2.82 per mcf during 2012. All such fluctuations resulted from changing market prices.

Weighted average NPI properties’ gas sales prices decreased 5.1% from $5.07 per mcf during 2010 to $4.81 per mcf during 2011 and then decreased 30.8% to $3.33 per mcf in 2012. NPI properties’ weighted average oil sales prices increased 27.2% from $69.40 per bbl during 2010 to $88.27 per bbl during 2011 and subsequently decreased only slightly to $87.67 per bbl in 2012. All such fluctuations resulted from changing market prices. Additionally, 2011 natural gas prices include a natural gas liquids payment accrual of $0.93/mcf related to 2011 production compared to $0.77/mcf in 2010. The accrued 2012 natural gas liquids payment of $0.71/mcf is included in the $3.33/mcf average gas sales price for 2012. The natural gas liquids payments are based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015. Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment. In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued.  Generally, we receive payment in the first quarter of the following year.

The Partnership’s  lease bonus income in 2012 increased to $4,538,000  primarily due to proceeds of approximately $2,807,000 from two leasing transactions in Lycoming County, Pennsylvania and Wheeler County, Texas.  Other operating revenue in 2012 mainly represents recovery of compensatory royalty obligations.

Our operating revenues increased 13.7% from $61,094,000 during 2010 to $69,489,000 in 2011 due to increased oil and natural gas volumes from property acquisitions effective March 31, 2010, the Minerals NPI reaching payout in 2011, increased natural gas liquids payments and increased oil prices offset by the lower 2011 natural gas prices. Operating revenues decreased 9.0% to $63,204,000 in 2012 due to lower natural gas prices, partially offset by increased lease bonus and oil production.

Depletion, depreciation and amortization increased 2.0% from $17,988,000 in 2010 to $18,348,000 in 2011 primarily as a result of increased production partially offset by a lower depletion rate due to upward revisions in oil and natural gas reserve estimates and inclusion of the Minerals NPI reserves.  During 2012 depletion and amortization decreased 9.6% to $16,583,000, primarily as a result of a lower depletion rate due to upward revisions in oil and natural gas reserve estimates. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

General and administrative (“G&A”) costs decreased slightly from $4,128,000 in 2010 to $4,088,000 in 2011 and subsequently decreased 6.7% to $3,815,000 in 2012 due to efficiencies gained.

Net cash provided by operating activities increased 5.2% from $52,763,000 during 2010 to $55,496,000 during 2011 primarily due to increased oil prices and increased oil and natural gas production, partially offset by reduced natural gas prices.  During 2012 net cash provided by operating activities increased 1.7% to $56,424,000 primarily due to increased lease bonus income and oil production and prices, partially offset by reduced natural gas production and prices.

Climate Change

Climate change has become the subject of an important public policy debate. In response to climate change concerns, many foreign countries are adopting climate change legislation and regulations. Although the United States Congress has considered adopting climate change legislation, it has yet to enact such legislation and/or regulations at the federal level. Several states have adopted or are considering adopting climate change legislation. Further, the Environmental Protection Agency (“EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010. Those regulations required that regulated facilities begin reporting greenhouse gas emissions beginning in September 2012, and annually thereafter.  The EPA has also issued final regulations requiring petroleum and natural gas operators meeting a certain emission threshold to report their greenhouse gas emissions to the EPA.  In addition to the measuring and reporting requirements, the EPA issued an "Endangerment Finding" under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations and has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. The current state of development of many state and federal climate change regulatory initiatives makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that the operating partnership and oil and natural gas operators that develop our properties may incur.

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

Expenses and Capital Expenditures

Depending upon gas prices, the operating partnership plans to continue its efforts to increase production in Oklahoma by techniques that may include fracture treating, deepening, recompleting, and drilling. Costs vary widely and are not predictable as each effort requires specific engineering. Such activities by the operating partnership could influence the amount we receive from the NPIs as reflected in the accrual basis production costs $/mcfe in the table under “Results of Operations.”

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $13,792,000 for 2012, $14,238,000 for 2011, and $11,253,000 for 2010.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2011 through December 2012 were as follows:
					$ in Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2011	4th	January 23, 2012	February 2, 2012	$0.448553	$13,759	$474
2012	1st	April 23, 2012	May 3, 2012	0.541883	16,623	525
2012	2nd	July 23, 2012	August 2, 2012	0.456351	13,999	548
2012	3rd	October 22, 2012	November 1, 2012	0.343252	10,529	413
	Total distributions paid in 2012				$54,910	$1,960
2012	4th	January 22, 2013	February 1, 2013	$0.433232	$13,290	$499

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of our NPI net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests (or “NPIs”). The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made NPI payments to us totaling $10,495,000 during October 2011 through September 2012, which payments reflected 96.97% of total net proceeds of $10,823,000 realized from September 2011 through August 2012. Net proceeds realized by the operating partnership during September through November 2012 were reflected in NPI payments made during October through December 2012. These payments were included in the fourth quarter distribution paid in early 2013 and are excluded from this 2012 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2011 through September 2012 were $46,375,000, of which $44,520,000 (96%) was distributed to the limited partners and $1,855,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2012 became part of the fourth quarter distribution paid in early 2013, which is excluded from this 2012 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2011 through September 2012 demonstrates the method.

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$—	$1,855
96% of Net Cash Receipts from Royalty Properties	44,520	—
1% of NPI Payments to our Partnership	—	105
99% of NPI Payments to our Partnership	10,390	—
Total Distributions	54,910	1,960
Operating Partnership Share (3.03% of Net Proceeds)	—	328
Total General Partner Share		2,288
% of Total	96%	4%

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

During the period October 2011 through September 2012, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership's only significant cash reserves that influenced quarterly payments were $1,400,000 for ad valorem taxes. Additionally, certain production costs under the NPI calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are contributions to SEP-IRA accounts and payroll taxes. These amounts generally are not held for periods over one year.

Fourth Quarter 2012 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2012 fourth quarter totaled approximately $12.4 million. These receipts generally reflect oil sales during September through November 2012 and natural gas sales during August through October 2012. The weighted average indicated prices for oil and natural gas sales during the 2012 fourth quarter attributable to the Royalty Properties were $86.44/bbl and $3.55/mcf.

Cash receipts attributable to the Partnership's NPIs during the 2012 fourth quarter totaled approximately $1.8 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2012. The weighted average indicated prices for oil and natural gas sales during the 2012 fourth quarter attributable to the NPIs were $88.71/bbl and $2.64/mcf.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2012, the limitation was in excess of the reimbursement amounts actually paid or accrued.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework. Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2012. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2012.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	See the Index to Consolidated Financial Statements on page F-1.
(2)	No schedules are required.
(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report is set forth in the Index to Exhibits beginning on page E-1, which immediately precedes such exhibits.

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

Date: February 21, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 21, 2013	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: February 21, 2013

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: February 21, 2013	Buford P. Berry Manager Date: February 21, 2013

/s/ Preston A. Peak	/s/ C. W. Russell
Preston A. Peak Manager Date: February 21, 2013	C. W. Russell Manager Date: February 21, 2013

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 21, 2013	Robert C. Vaughn Manager Date: February 21, 2013

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
 Dorchester Minerals, L.P.

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Income Statements for each of the Years Ended December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for each of the Years Ended December 31, 2012, 2011 and 2010	F-6
Consolidated Statements of Changes in Partnership Capital for each of the Years Ended December 31, 2012, 2011 and 2010	F-7
Notes to Consolidated Financial Statements	F-8
Supplemental Oil and Natural Gas Data (Unaudited)	F-12
Supplemental Quarterly Data (Unaudited)	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders
Dorchester Minerals, L.P.

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of December 31, 2012 and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Partner and Unitholders
Dorchester Minerals, L.P.

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated income statements, statements of cash flows, and statements of changes in partnership capital for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Minerals, L.P. and subsidiaries  as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control__Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Dallas, Texas
February 21, 2013

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)
.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in Thousands)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$13,792	$14,238
Trade and other receivables	5,806	6,602
Net profits interests receivable—related party	6,472	7,616
Total current assets	26,070	28,456
Other non-current assets	19	19
Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	344,196	344,196
Accumulated full cost depletion	(246,595)	(230,060)
Total	97,601	114,136

Leasehold improvements	512	512
Accumulated amortization	(402)	(354)
Total	110	158

Total assets	$123,800	$142,769

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$448	$529
Current portion of deferred rent incentive	39	39
Total current liabilities	487	568
Deferred rent incentive less current portion	50	90
Total liabilities	537	658
Commitments and contingencies (Note 4)
Partnership capital:
General partner	3,625	4,242
Unitholders	119,638	137,869
Total partnership capital	123,263	142,111
Total liabilities and partnership capital	$123,800	$142,769

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS
For each of the Years Ended December 31, 2012, 2011 and 2010
(Dollars in Thousands, except per unit amounts)

	2012	2011	2010
Operating revenues:
Royalties	$49,237	$53,345	$45,095
Net profits interests	7,947	15,525	12,046
Lease bonus	4,538	517	3,819
Other	1,482	102	134
Total operating revenues	63,204	69,489	61,094
Costs and expenses:
Production taxes	2,014	2,430	1,729
Operating expenses	2,781	2,445	2,442
Depreciation, depletion and amortization	16,583	18,348	17,988
General and administrative expenses	3,815	4,088	4,128
Total costs and expenses	25,193	27,311	26,287
Operating income	38,011	42,178	34,807
Other income, net	11	37	76
Net income	$38,022	$42,215	$34,883
Allocation of net income:
General Partner	$1,343	$1,359	$1,157
Unitholders	$36,679	$40,856	$33,726
Net income per common unit (basic and diluted)	$1.20	$1.33	$1.11
Weighted average common units outstanding (000's)	30,675	30,675	30,469

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the Years Ended December 31, 2012, 2011 and 2010
(Dollars in Thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$38,022	$42,215	$34,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,583	18,348	17,988
Amortization of deferred rent incentive	(40)	(39)	(40)
Changes in operating assets and liabilities:
Trade and other receivables	796	(1,054)	(129)
Net profits interests receivable – related party	1,144	(3,965)	52
Accounts payable and other current liabilities	(81)	(9)	9
Net cash provided by operating activities	56,424	55,496	52,763
Cash flows from investing activities:
Adjustment related to acquisition of oil and natural gas properties	—	—	683
Capital expenditures for property and leasehold improvements	—	(6)	(119)
Net cash (used in) provided by investing activities	—	(6)	564
Cash flows from financing activities:
Distributions paid to partners	(56,870)	(52,505)	(52,198)
Increase (decrease) in cash and cash equivalents	(446)	2,985	1,129
Cash and cash equivalents at beginning of year	14,238	11,253	10,124
Cash and cash equivalents at end of year	$13,792	$14,238	$11,253

Non-Cash investing and financing activities
Value of units issued for natural gas properties acquired	—	—	$17,685

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in Thousands)

Year	General Partner	Unitholders	Total	Unitholder Units
2010
Balance at January 1, 2010	$5,240	$146,791	$152,031	29,840,431
Net income	1,157	33,726	34,883
Acquisition of assets for units	—	17,685	17,685	835,00
Distributions ($1.654050 per Unit)	(1,728)	(50,470)	(52,198)
Balance at December 31, 2010	4,669	147,732	152,401	30,675,431
2011
Net income	1,359	40,856	42,215
Distributions ($1.65339 per Unit)	(1,786)	(50,719)	(52,505)
Balance at December 31, 2011	4,242	137,869	142,111	30,675,431
2012
Net income	1,343	36,679	38,022
Distributions ($1.790039 per Unit)	(1,960)	(54,910)	(56,870)
Balance at December 31, 2012	$3,625	$119,638	$123,263	30,675,431

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

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

Basis of Presentation — Per-unit information is calculated by dividing the net income applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive net income per unit do not differ.

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

The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling test calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers could reach different conclusions as to estimated quantities of oil and natural gas reserves based on the same information. The passage of time provides more qualitative and quantitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to income. In addition to the impact on the calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion. See the discussion under Oil and Natural Gas Properties.

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our general partner.” Our general partner owns all of the partnership interests in Dorchester Minerals Operating LP, the operating partnership. See Note 3 —Related Party Transactions. The general partner is allocated 4% and 1% of our Royalty Properties’ revenues and Net Profits Interest (or “NPI”) revenues, respectively. Our executive officers all own an interest in our general partner and receive no compensation for services provided as officers of our Partnership.

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

Concentration of Credit Risks—Our Partnership, as a royalty owner, has no control over the volumes or method of sale of oil and natural gas produced and sold from the Royalty Properties and NPIs. It is believed that the loss of any single customer would not have a material adverse effect on the consolidated results of our operations.

Fair Value of Financial Instruments—The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

Receivables—Our Partnership’s trade and other receivables and  net profits interests receivable consist primarily of Royalty Properties payments receivable and NPI payments receivable, respectively. Most payments are received two to four months after production date. No allowance for doubtful accounts is deemed necessary based upon our lack of historical write offs and review of current receivables.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test,  which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment.  There have been no impairments for the years 2012, 2011, and 2010.

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

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and natural gas reserves. Gains and losses are recognized upon the disposition of oil and natural gas properties involving a significant portion (greater than 25%) of our Partnership’s reserves. Proceeds from other dispositions of oil and natural gas properties are credited to the full cost pool. No gains or losses have been recorded for 2012, 2011 or 2010.

Due to the nature of our interests, we have no exploratory wells or associated costs pending determination, and no exploratory well costs were charged to expense for the years 2012, 2011 and 2010.

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

Revenue Recognition — The pricing of oil and natural gas sales from the Royalty Properties and NPIs is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties and non-operated NPIs.

Revenues from Royalty Properties and non-operated NPIs are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices.

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

Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.”  We believe our Partnership meets the requirements for being considered a “passive entity” for Texas margin tax purposes and, therefore, it is exempt from the Texas margin tax. If the Partnership is exempt from Texas margin tax as a passive entity, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its portion of Partnership revenues in its own Texas margin tax computation. The Texas Administrative Code provides that such income is sourced according to the principal place of business of the Partnership, which would be the state of Texas.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

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

3. Related Party Transactions

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPIs, and provides day-to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable general and administrative costs, including rent, salaries, and employee benefit plans. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the 5% limit amount for the years ended December 31, 2012, 2011, and 2010. Additionally, certain reimbursable direct costs such as professional and regulatory fees and ad valorem and severance taxes are not limited. Significant activity between the partnership and the operating partnership consists of the following:

	In Thousands
From/To Operating Partnership	2012	2011	2010
Net Profits Interests Payments Receivable or Accrued (1)	$6,472	$7,616	$3,651
Interest Income related to Net Profits Interests Payments	$—	$—	$2
General & Administrative Amounts (Receivable) Payable	$(56)	$103	$121
General & Administrative Amounts Accrued	$6	$67	$45
Total General & Administrative Amounts	$2,358	$2,616	$2,473

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

4. Commitments and Contingencies

In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights sued Dorchester Hugoton, Ltd., along with several other operators in Texas County, Oklahoma regarding the use of natural gas from the wells in residences. The operating partnership now owns and operates the properties formerly owned by Dorchester Hugoton. These properties contribute a significant portion of the NPI amounts paid to us. On April 9, 2007, plaintiffs, for immaterial costs, dismissed with prejudice all claims against the operating partnership regarding such residential gas use. On October 4, 2004, the plaintiffs filed severed claims against the operating partnership regarding royalty underpayments, which the Texas County District Court subsequently dismissed with a grant of time to replead. On January 27, 2006, one of the original plaintiffs again sued the operating partnership for underpayment of royalty, seeking class action certification. On October 1, 2007, the Texas County District Court granted the operating partnership’s motion for summary judgment finding no royalty underpayments. Subsequently, the District Court denied the plaintiff’s motion for reconsideration, and the plaintiff filed an appeal. On March 31, 2010, the appeal decision reversed and remanded to the Texas County District Court to resolve material issues of fact.  On June 30, 2011, the District Court issued a revised partial summary judgment in favor of the operating partnership.  On April 27, 2012, the parties successfully mediated terms for a settlement in the amount of $500,000 plus immaterial future royalty amounts on fuel gas.  The settlement was approved by the District Court on October 18, 2012.  A $500,000 reserve was recorded in Net Profits Revenues on the financial statements in the first quarter of 2012. During December 2012 the operating partnership paid the settlement amount and the litigation was dismissed.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

Operating Leases—We have entered into a non-cancelable, renewable at prevailing rate for an additional five years, operating lease agreement in the ordinary course of our business activities. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2015. Rental expense related to the lease, including operating expenses and consumption of electricity, was $235,000, $233,000, and $226,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The base rent escalated in November 2010. Minimum rental commitments under the terms of our operating lease are as follows:

Years Ended December 31,	Minimum Payments
2013	$249,000
2014	261,000
2015	65,000
Total	$575,000

5. Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:	Per Unit Amount
	2012	2011	2010
First Quarter	$0.541883	$0.426745	$0.449222
Second Quarter	$0.456351	$0.417027	$0.412207
Third Quarter	$0.343252	$0.455546	$0.471081
Fourth Quarter	$0.433232	$0.448553	$0.354074

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2013.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data
(Unaudited)
December 31, 2012, 2011, and 2010
Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. The estimated quantities at the end of 2011 included for the first time 5,888 mmcf of natural gas and 223 mbbls of oil which is 96.97% of the Minerals NPI reserves.  At the end of 2012, 96.97% of the Minerals NPI reserves were 5,579 mmcf of natural gas and 244 mbbls of oil. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2012 that would have a material effect on our estimated proved developed reserves.

In accordance with FASB ASC 932 and Securities and Exchange Commission rules and regulations, the following information is presented with regard to the Royalty Properties and NPIs oil and natural gas reserves, all of which are proved, developed and located in the United States. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves. The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures are petroleum engineers’ reserve studies which contain imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Also, exploration and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a best estimate of the fair value of oil and natural gas properties or of future net cash flows.

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
	Oil (mbbls)			Natural Gas (mmcf)
	2012	2011	2010	2012	2011	2010
Estimated quantity, beginning of year	3,566	3,333	3,277	66,963	61,679	60,280
Purchase of minerals in place	—	—	158	—	—	1,163
Revisions in previous estimates (1)	520	600	230	8,024	15,767	8,993
Production	(439)	(367)	(332)	(10,846)	(10,483)	(8,757)
Estimated quantity, end of year	3,647	3,566	3,333	64,141	66,963	61,679

(1)Changes in oil reserves for the year ended December 31, 2010 include an upward revision of 230 mbbls predominately due to ongoing development on our Royalty Properties and well performance exceeding  previous projections in various areas.  Changes in oil reserves for the year ended December 31, 2011 include an upward revision of 600 mbbls predominately due to the inclusion of the Minerals NPI reserves, ongoing development on our Royalty Properties and well performance exceeding  previous projections in various areas.  Changes in oil reserves for the year ended December 31, 2012 include an upward revision of 520 mbbls predominantly due to increased activity on our Bakken Shale properties, ongoing development on our Royalty Properties and well performance exceeding  previous projections in various areas.

Changes in natural gas reserves for the year ended December 31, 2010 include an upward revision of 8,993 mmcf predominately due to ongoing development on our Royalty Properties and well performance exceeding previous projections in various areas.  Changes in natural gas reserves for the year ended December 31, 2011 include an upward revision of 15,767 mmcf predominately due to the inclusion of the Minerals NPI reserves and increased activity on our Fayetteville Shale and Barnett Shale properties.  Changes in natural gas reserves for the year ended December 31, 2012 include an upward revision of 8,024 mmcf predominately due to ongoing development on our Royalty Properties and well performance exceeding  previous projections in various areas, despite the negative impact of low natural gas prices.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data
(Unaudited)
December 31, 2012, 2011, and 2010

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)
	2012	2011	2010
Future estimated gross revenues	$442,858	$537,389	$459,365
Future estimated production costs	(30,174)	(32,874)	(28,433)
Future estimated net revenues	412,684	504,515	430,932
10% annual discount for estimated timing of cash flows	(200,990)	(242,925)	(211,323)
Standardized measure of discounted future estimated net cash flows	$211,694	$261,590	$219,609
Sales of oil and natural gas produced, net of production costs	$(52,389)	$(63,995)	$(52,970)
Purchase of reserves in place	—	—	8,804
Net changes in prices and production costs	(55,664)	13,340	56,751
Revisions of previous quantity estimates	35,914	67,655	27,895
Accretion of discount .	26,159	21,961	16,604
Change in production rate and other	(3,916)	3,020	(3,510)
Net change in standardized measure of discounted future estimated net cash flows	$(49,896)	$41,981	$53,574
Depletion of oil and natural gas properties (dollars per mcfe)	$1.23	$1.44	$1.67
Property acquisition costs	$—	$—	$17,127
Average oil price per barrel (1)	$91.16	$92.31	$75.56
Average natural gas price per mcf (1)	$2.62	$4.00	$4.16

(1)Includes Royalty and NPI prices combined by volumetric proportions.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Supplemental Quarterly Data
(Unaudited)
December 31, 2012, 2011, and 2010
Unaudited Quarterly Financial Data

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:
	2012 Quarter Ended				2011 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Total operating revenues	$13,433	$15,242	$14,308	$20,221	$14,289	$16,434	$18,326	$20,440
Net income	$7,298	$8,680	$8,129	$13,915	$7,740	$9,770	$11,506	$13,199
Net income per Unit (basic and diluted)	$0.23	$0.27	$0.26	$0.44	$0.24	$0.31	$0.36	$0.42
Weighted average common units outstanding	30,675	30,675	30,675	30,675	30,675	30,675	30,675	30,675

INDEX TO EXHIBITS
Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)
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

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.6	Contribution and Exchange Agreement dated March 31, 2010 by and among Dorchester Minerals, L.P., Dodge Jones Foundation, The Legett Foundation, Kickapoo Springs Foundation, The Karakin Foundation, Still Water Foundation, Xettam Minerals, L.P., 2MW Limited Partnership, Julia Jones Matthews, Trustee of the Julia Jones Matthews Living Trust, and John A. Matthews, Jr. (incorporated by reference to Exhibit 10.1 to Dorchester Minerals' Report on Form 8-K (filed on April 6, 2010).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP

E - 1

Number	Description
23.2*	Consent of Calhoun, Blair & Associates
23.3*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1*	Report of Calhoun, Blair & Associates
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
________________
*   Filed herewith
** Furnished herewith

E - 2