Form 10-Q
period 2013-03-31
DORCHESTER MINERALS, L.P.
filed 2013-05-09
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

As of May 9, 2013, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,639	$13,792
Trade and other receivables	5,821	5,806
Net profits interests receivable - related party	3,148	6,472
Prepaid expenses	42	-
Total current assets	23,650	26,070

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,196	344,196
Accumulated full cost depletion	(249,969)	(246,595)
Total	94,227	97,601

Leasehold improvements	512	512
Accumulated amortization	(414)	(402)
Total	98	110
Total assets	$117,994	$123,800

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$792	$448
Current portion of deferred rent incentive	39	39
Total current liabilities	831	487

Deferred rent incentive less current portion	40	50
Total liabilities	871	537

Commitments and contingencies (Note 2)

Partnership capital:
General partner	3,400	3,625
Unitholders	113,723	119,638
Total partnership capital	117,123	123,263

Total liabilities and partnership capital	$117,994	$123,800

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In Thousands except Income per Unit)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Royalties	$11,621	$12,697
Net profits interests	1,546	426
Lease bonus	43	276
Other	8	34

Total operating revenues	13,218	13,433

Costs and expenses:
Operating, including production taxes	1,285	1,032
Depletion and amortization	3,386	4,312
General and administrative expenses	899	803

Total costs and expenses	5,570	6,147

Operating income	7,648	7,286

Other income, net	-	12

Net income	$7,648	$7,298

Allocation of net income:
General partner	$274	$284

Unitholders	$7,374	$7,014

Net income per common unit (basic and diluted)	$0.24	$0.23
Weighted average common units outstanding	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net cash provided by operating activities	$14,635	$17,547

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(13,788)	(14,234)

Increase in cash and cash equivalents	847	3,313

Cash and cash equivalents at beginning of period	13,792	14,238

Cash and cash equivalents at end of period	$14,639	$17,551

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

The condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Per-unit information is calculated by dividing the income or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive income or loss per unit do not differ.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012.

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of quarter close or that will be realized in the future.

2          Contingencies:  On January 27, 2006, plaintiff Rapp sued the operating partnership for underpayment of royalty on properties owned and operated in Texas County, Oklahoma.  Plaintiff sought certification of a class action.  A $500,000 reserve was recorded in Net Profits Revenues on the financial statements in the first quarter of 2012.  On October 18, 2012, the District Court approved a class settlement between the parties in the amount of $500,000 plus immaterial future royalty amounts on fuel gas.   During December 2012 the operating partnership paid the settlement amount and the litigation was dismissed.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

3          Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2009 have been:

	Per Unit Amount
	2013	2012	2011	2010	2009
First quarter	$0.448209	$0.541883	$0.426745	$0.449222	$0.401205
Second quarter		$0.456351	$0.417027	$0.412207	$0.271354
Third quarter		$0.343252	$0.455546	$0.471081	$0.286968
Fourth quarter		$0.433232	$0.448553	$0.354074	$0.321540

Distributions from first quarter of 2010 through the present were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions were paid on 28,240,431 units.  The first quarter 2013 distribution was paid on May 2, 2013.  Fourth quarter distributions shown above are paid in the first calendar quarter of the following year.  Our partnership agreement requires the next cash distribution to be paid by August 15, 2013.

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

The Minerals NPI (one of the six) owns certain cost bearing interests that were either in existence at the time of our formation, or created subsequent to our formation but associated with nonproducing mineral, royalty and leasehold interest properties acquired upon our formation. The Minerals NPI achieved a cumulative net profit status on September 30, 2011 as a result of its cumulative net revenue exceeding cumulative operating and actual and budgeted capital expenditures and development costs.  Subsequent Minerals NPI amounts and payments distributed are:

		Distribution
NPI Period Ended	NPI	Amount	Period
Nov. 30, 2011	$1,347,000	$1,306,000	4th Qtr. 2011
Feb. 29, 2012	$709,000	$688,000	1st Qtr. 2012
May 31, 2012	$354,000	$343,000	2nd Qtr. 2012
Aug. 31, 2012	$395,000	$383,000	3rd Qtr. 2012
Nov. 30, 2012	$769,000	$746,000	4th Qtr. 2012
Feb. 28, 2013	$729,000	$707,000	1st Qtr. 2013

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

As of March 31, 2013 each of the six NPIs have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.  The Minerals NPI and one minor NPI are in deficit status as of March 31, 2013.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three Months Ended March 31, 2013 as compared to Three Months Ended March 31, 2012

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2013	2012
Royalty properties gas sales (mmcf)	1,277	1,597
Royalty properties oil sales (mbbls)	87	87
NPI gas sales (mmcf)	1,067	1,118
NPI oil sales (mbbls)	21	15

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$3.10	$2.51
Royalty properties oil sales ($/bbl)	$87.72	$99.49
NPI gas sales ($/mcf)	$3.35	$2.35
NPI oil sales ($/bbl)	$88.89	$97.57

Accrual basis production costs deducted under the NPIs ($/mcfe) (1)	$3.32	$3.01
(1)	Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Natural gas sales volumes attributable to our Royalty Properties during the first quarter decreased 20.0% from 1,597 mmcf in 2012 to 1,277 mmcf in 2013. The decrease in natural gas sales volumes was primarily attributable to decreased activity in the Fayetteville Shale and Barnett Shale. Oil sales volumes attributable to our Royalty Properties during the first quarter of 2013 were the same as the first quarter of 2012 at 87 mbbls.

Natural gas sales volumes attributable to our NPIs during the first quarter of 2013 also decreased from the same period of 2012.  First quarter gas sales volumes of 1,067 mmcf during 2013 were 4.6% lower than 1,118 mmcf during 2012 principally due to natural reservoir declines and decreased activity in the Fayetteville Shale. Oil sales volumes attributable to our NPIs during the first quarter of 2013 were 21 mbbls, an increase of 40% from 15 mbbls during the same period of 2012 attributable to activity in the Permian Basin and Bakken Trend.

Weighted average natural gas sales prices from Royalty Properties increased 23.5% from $2.51/mcf during the first quarter of 2012 to $3.10/mcf during the first quarter of 2013.  The weighted average oil sales prices attributable to our interest in Royalty Properties decreased 11.8% from $99.49/bbl during the first quarter of 2012 to $87.72/bbl during the first quarter of 2013.  Both oil and natural gas price changes resulted from changing market prices.

First quarter weighted average oil sales prices from the NPIs decreased 8.9% from $97.57/bbl in 2012 to $88.89/bbl in 2013. First quarter weighted average natural gas sales prices attributable to the NPIs increased 42.6% from $2.35/mcf during 2012 to $3.35/mcf in 2013. Both changes during the three-month period resulted from changing market prices.

Our first quarter net operating revenues decreased 1.6% from $13,433,000 during 2012 to $13,218,000 during 2013. Net operating revenues decreased because of reduced lease bonus income, lower natural gas sales volume, and lower oil prices. These factors were partially offset by increased natural gas prices.

Costs and expenses of $5,570,000 during the first quarter of 2013 were down 9.4% from $6,147,000 during the same period of 2012.  The first quarter 2013 decreases in depletion and amortization costs offset increased production tax compared to 2012 first quarter. General and administrative expenses of $899,000 were up 12.0% compared to $803,000 in 2012 related primarily to non-recurring Bakken Trend costs.

Depletion and amortization costs were $3,386,000 during the first quarter of 2013 compared to $4,312,000 during the same period of 2012 due to the effects of upward reserve revisions at 2012 year-end partially offset by lower sales volumes during 2013.

Net income allocable to common units was up 5.1% from $7,014,000 during the first quarter of 2012 to $7,374,000 during the first quarter of 2013 due to lower costs and expenses, partially offset by lower lease bonus income as discussed above.

Net cash provided by operating activities decreased 16.6% from $17,547,000 during the first quarter of 2012 to $14,635,000 during the first quarter of 2013.  The decrease in net cash provided by operating activities was attributable to reduced lease bonus income, lower natural gas sales volume, and lower oil prices.  These factors were partially offset by increased natural gas prices.

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

Cash receipts attributable to our Royalty Properties during the 2013 first quarter totaled approximately $10,800,000. These receipts generally reflect oil sales during December 2012 through February 2013 and natural gas sales during November 2012 through January 2013.  The weighted average indicated prices for oil and natural gas sales during the 2013 first quarter attributable to the Royalty Properties were $84.99/bbl and $3.19/mcf, respectively.

Cash receipts attributable to our NPIs during the 2013 first quarter totaled approximately $4,900,000. These receipts reflect oil and natural gas sales from the properties underlying the NPIs generally during November 2012 through January 2013.  The weighted average indicated prices received during the 2013 first quarter for oil and natural gas sales were $85.26/bbl and $6.41/mcf, respectively. The natural gas weighted average indicated price for the quarter was increased by $3.12/mcf due to the receipt of a natural gas liquids payment of $2,900,000 for 2012 production.  The natural gas liquids payment is based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015.  Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment based on calendar year data.  In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued.

We received cash payments of approximately $50,000 from various sources during the first quarter of 2013, of which some are attributable to nine consummated leases and pooling elections located in five counties and parishes in four states. The consummated leases reflected royalty terms ranging up to 25% and lease bonuses ranging up to $1,250/acre.

We received division orders for, or otherwise identified, 133 new wells completed on our Royalty Properties and NPIs located in 38 counties and parishes in eight states during the first quarter of 2013. The operating partnership elected to participate during the quarter in 16 wells to be drilled on our NPI properties located in seven counties in three states.

Additional information concerning selected properties is summarized below:

APPALACHIAN BASIN —. We own varying undivided perpetual mineral interests in approximately 31,000/24,000 gross/net acres in 19 counties in southern New York and northern Pennsylvania. Approximately 75% of those net acres are located in eastern Allegany and western Steuben Counties, New York—an area that some industry press reports suggest may be prospective for gas production from unconventional reservoirs, including the Marcellus Shale.  However, development of these natural gas resources will be limited until remaining regulatory issues related to high-volume hydraulic fracturing are resolved. We continue to monitor industry activity and encourage dialogue with industry participants to determine the proper course of action regarding our interests in this area.  During the second quarter of 2012, the Partnership leased 506 net acres in Lycoming County, Pennsylvania in multiple transactions for amounts ranging from $3,000 to $4,000 per acre and 20% royalty escalating to 25% in certain circumstances.

FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS –- We own varying undivided perpetual mineral interests in approximately 23,000/11,000 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Permits for 457 wells had been issued on these lands as of March 31, 2013, of which the operating partnership owns an interest in 247. In total, 423 wells were spud of which 390 were completed as producers, including wells for which we may not yet have received division orders or first payment.

HORIZONTAL BAKKEN, WILLISTON BASIN –- We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota.  Permits for 362 wells had been issued on these lands as of March 31, 2013.  In total, 328 wells were spud, of which 268 were completed as producers including wells for which we may not yet have received division orders or first payment. In most instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of March 31, 2013, 22 of these wells had achieved 150% payout.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $14,639,000 at March 31, 2013 and $13,792,000 at December 31, 2012.

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

Market Risk Related to Oil and Natural Gas Prices

Essentially all of our assets and sources of income are from Royalty Properties and NPIs, which generally entitle us to receive a share of the proceeds based on oil and natural gas production from those properties. Consequently, we are subject to market risk from fluctuations in oil and natural gas prices. Pricing for oil and natural gas production has been unpredictable for several years. We do not anticipate entering into financial hedging activities intended to reduce our exposure to oil and natural gas price fluctuations.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The Partnership and the operating partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

ITEM 6.       EXHIBITS

See the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 9, 2013		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: May 9, 2013		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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