Form 10-Q
period 2013-06-30
DORCHESTER MINERALS, L.P.
filed 2013-08-07
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 7, 2013, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,512	$13,792
Trade and other receivables	6,827	5,806
Net profits interests receivable - related party	5,181	6,472
Prepaid expenses	29	-
Total current assets	25,549	26,070

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,196	344,196
Accumulated full cost depletion	(253,225)	(246,595)
Total	90,971	97,601

Leasehold improvements	512	512
Accumulated amortization	(426)	(402)
Total	86	110

Total assets	$116,625	$123,800

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,578	$448
Current portion of deferred rent incentive	39	39
Total current liabilities	1,617	487

Deferred rent incentive less current portion	30	50
Total liabilities	1,647	537

Commitments and contingencies (Note 2)

Partnership capital:
General partner	3,364	3,625
Unitholders	111,614	119,638
Total partnership capital	114,978	123,263

Total liabilities and partnership capital	$116,625	$123,800

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Royalties	$13,191	$11,665	$24,812	$24,362
Net profits interests	4,061	318	5,607	744
Lease bonus	35	3,127	78	3,403
Other	8	132	16	166

Total operating revenues	17,295	15,242	30,513	28,675

Costs and expenses:
Operating, including production taxes	1,170	1,199	2,455	2,231
Depletion and amortization	3,268	4,482	6,654	8,794
General and administrative expenses	973	881	1,872	1,684

Total costs and expenses	5,411	6,562	10,981	12,709

Operating income	11,884	8,680	19,532	15,966

Other income, net	141	-	141	12

Net income	$12,025	$8,680	$19,673	$15,978

Allocation of net income:
General partner	$385	$341	$659	$625

Unitholders	$11,640	$8,339	$19,014	$15,353

Net income per common unit (basic and diluted)	$0.38	$0.27	$0.62	$0.50
Weighted average common units outstanding	30,675	30,675	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$27,678	$32,493

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(27,958)	(31,381)

(Decrease) increase in cash and cash equivalents	(280)	1,112

Cash and cash equivalents at beginning of period	13,792	14,238

Cash and cash equivalents at end of period	$13,512	$15,350

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

2     Contingencies: On January 27, 2006, plaintiff Rapp sued the operating partnership for underpayment of royalty on properties owned and operated in Texas County, Oklahoma. Plaintiff sought certification of a class action. A $500,000 reserve was recorded in Net Profits Revenues on the financial statements in the first quarter of 2012. On October 18, 2012, the District Court approved a class settlement between the parties in the amount of $500,000 plus immaterial future royalty amounts on fuel gas. During December 2012, the operating partnership paid the settlement amount and the litigation was dismissed.

The Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

3     Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2009 have been:

	Per Unit Amount
	2013	2012	2011	2010	2009
First quarter	$0.448209	$0.541883	$0.426745	$0.449222	$0.401205
Second quarter	$0.395583	$0.456351	$0.417027	$0.412207	$0.271354
Third quarter		$0.343252	$0.455546	$0.471081	$0.286968
Fourth quarter		$0.433232	$0.448553	$0.354074	$0.321540

Distributions from first quarter of 2010 through the present were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions were paid on 28,240,431 units. The second quarter 2013 distribution was paid on August 1, 2013. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by November 15, 2013.

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

		Distribution
NPI Period Ended	NPI	Amount	Period
Nov. 30, 2011	$1,347,000	$1,306,000	4th Qtr. 2011
Feb. 29, 2012	$709,000	$688,000	1st Qtr. 2012
May 31, 2012	$354,000	$343,000	2nd Qtr. 2012
Aug. 31, 2012	$395,000	$383,000	3rd Qtr. 2012
Nov. 30, 2012	$769,000	$746,000	4th Qtr. 2012
Feb. 28, 2013	$729,000	$707,000	1st Qtr. 2013
May 31, 2013	$452,000	$438,000	2nd Qtr. 2013

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

As of June 30, 2013, each of the six NPIs have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership. The Minerals NPI and one minor NPI are in deficit status as of June 30, 2013.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three and Six Months Ended June 30, 2013 as compared to Three and Six Months Ended June 30, 2012

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2013	2012	2013	2013	2012
Accrual basis sales volumes:
Royalty properties gas sales (mmcf)	1,207	1,718	1,277	2,484	3,315
Royalty properties oil sales (mbbls)	91	92	87	178	179
NPI gas sales (mmcf)	940	1,068	1,067	2,007	2,186
NPI oil sales (mbbls)	38	16	21	59	31

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$3.84	$2.10	$3.10	$3.46	$2.30
Royalty properties oil sales ($/bbl)	$93.84	$87.69	$87.72	$90.85	$93.44
NPI gas sales ($/mcf)	$3.95	$2.16	$3.35	$3.63	$2.26
NPI oil sales ($/bbl)	$90.71	$80.88	$88.89	$90.06	$88.72

Accrual basis production and capital costs deducted under the NPIs ($/mcfe) (1)	$2.71	$2.91	$3.32	$3.02	$2.96

(1) Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Natural gas sales volumes attributable to our Royalty Properties during the second quarter decreased 29.8% from 1,718 mmcf in 2012 to 1,207 mmcf in 2013. Natural gas sales volumes attributable to our Royalty Properties during the first six months decreased 25.1% from 3,315 mmcf in 2012 to 2,484 mmcf in 2013. The decrease in natural gas sales volumes in the second quarter and first six months of 2013 compared to the same periods of 2012 is primarily due to natural reservoir declines and decreased activity in the Fayetteville Shale and the Barnett Shale. Oil sales volumes attributable to our Royalty Properties during the second quarter and the first six months of 2013 were about the same compared to the same periods of 2012.

Natural gas sales volumes attributable to our NPIs during the second quarter of 2013 were 940 mmcf, a decrease of 12.0% from 1,068 mmcf in the same period of 2012. Natural gas volumes attributable to our NPIs during the first six months decreased 8.2% from 2,186 mmcf in 2012 to 2,007 mmcf in the same period of 2013, due to natural reservoir declines and decreased activity in the Fayetteville Shale. Oil sales volumes attributable to our NPIs during the second quarter of 2013 were 38 mbbls, an increase of 137.5% from 16 mbbls during the same period of 2012. Oil sales volumes attributable to our NPIs during the first six months increased 90.3% from 31 mbbls in 2012 to 59 mbbls in 2013. Both increases are primarily due to activity in the Permian Basin and the Bakken Trend.

The weighted average oil sales prices attributable to our interest in Royalty Properties increased 7.0% from $87.69/bbl during the second quarter of 2012 to $93.84/bbl during the second quarter of 2013 and decreased 2.8% from $93.44/bbl during the first six months of 2012 to $90.85/bbl during the same period of 2013. Weighted average natural gas sales prices from Royalty Properties increased 82.9% from $2.10/mcf during the second quarter of 2012 to $3.84/mcf during the second quarter of 2013 and increased 50.4% from $2.30/mcf during the first six months of 2012 to $3.46/mcf during the same period of 2013. Both oil and natural gas price changes resulted from changing market prices.

Second quarter weighted average oil sales prices from the NPIs increased 12.2% from $80.88/bbl in 2012 to $90.71/bbl in 2013 and increased 1.5% from $88.72/bbl during the first six months of 2012 to $90.06/bbl during the same period of 2013. Second quarter weighted average natural gas sales prices attributable to the NPIs increased 82.9% from $2.16/mcf during 2012 to $3.95/mcf in 2013 and increased 60.6% from $2.26/mcf during the first six months of 2012 to $3.63/mcf during the same period of 2013. Both oil and natural gas price changes resulted from changing market prices.

Our second quarter net operating revenues increased 13.5% from $15,242,000 during 2012 to $17,295,000 during 2013, and our first six months net operating revenues increased 6.4% from $28,675,000 during 2012 to $30,513,000 during 2013. The increases were primarily a result of increased oil and natural gas sales prices, and increased NPI oil sales volumes, which were partially offset by lower natural gas sales volumes and lower lease bonus income.

Costs and expenses of $5,411,000 and $10,981,000 during the second quarter and first six months of 2013, respectively, were down 17.5% and 13.6%, compared to $6,562,000 and $12,709,000, respectively, during the same periods of 2012. Increased ad valorem costs, general and administrative costs, and production taxes on higher revenues in both periods were offset by reduced depletion and amortization costs.

General and administrative expenses of $973,000 and $1,872,000 during the second quarter and first six months of 2013, respectively, were up 10.4% and 11.2%, compared to $881,000 and $1,684,000, respectively, during the same periods of 2012, primarily related to non-recurring Bakken Trend costs.

Depletion and amortization costs of $3,268,000 and $6,654,000 during the second quarter and first six months of 2013, respectively, were down 27.2% and 24.3%, compared to $4,482,000 and $8,794,000, respectively, during the same periods of 2012. These reductions were due to the effects of upward reserve revisions at 2012 year-end and lower natural gas sales volumes during 2013.

Second quarter net income allocable to common units increased 39.6% from $8,339,000 during 2012 to $11,640,000 during 2013. First six months common unit net income increased 23.8% from $15,353,000 during 2012 to $19,014,000 during 2013. In both periods, increased natural gas sales prices and oil volumes were partially offset by decreased natural gas sales volumes and lease bonus income.

Net cash provided by operating activities decreased 12.7% from $14,946,000 during the second quarter of 2012 to $13,043,000 during the second quarter of 2013 and decreased 14.8% from $32,493,000 during the first six months of 2012 to $27,678,000 during the same period of 2013. In both periods, the decreases were primarily due to decreased natural gas volumes and lease bonus income, partially offset by increased natural gas prices and oil volumes.

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

Cash receipts attributable to our Royalty Properties during the 2013 second quarter totaled approximately $11,600,000. These receipts generally reflect oil sales during March through May 2013 and natural gas sales during February through April 2013. The weighted average indicated prices for oil and natural gas sales received during the 2013 second quarter attributable to the Royalty Properties were $90.04/bbl and $3.34/mcf, respectively.

Cash receipts attributable to our NPIs during the 2013 second quarter totaled approximately $2,000,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during February through April 2013. The weighted average indicated prices for oil and natural gas sales received during the 2013 second quarter attributable to our NPIs were $88.59/bbl and $3.48/mcf, respectively.

We received cash payments of approximately $50,000 from various sources during the second quarter of 2013, of which some are attributable to seven consummated leases and pooling elections located in six counties and parishes in two states. The consummated leases reflected royalty terms ranging up to 25% and lease bonuses ranging up to $2,250/acre.

We received division orders for, or otherwise identified, 115 new wells completed on our Royalty Properties and NPIs located in 32 counties and parishes in six states during the second quarter of 2013. The operating partnership elected to participate during the second quarter of 2013 in 10 wells to be drilled on our NPI properties located in three counties in two states.

Additional information concerning selected properties is summarized below:

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

FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS –- We own varying undivided perpetual mineral interests in approximately 23,000/11,000 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White Counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Permits for 465 wells had been issued on these lands as of June 30, 2013, of which the operating partnership owns an interest in 247. In total, 444 wells were spud of which 413 were completed as producers, including wells for which we may not yet have received division orders or first payment.

HORIZONTAL BAKKEN, WILLISTON BASIN –- We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Permits for 403 wells had been issued on these lands as of June 30, 2013. In total, 360 wells were spud, of which 289 were completed as producers including wells for which we may not yet have received division orders or first payment. In most instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of June 30, 2013, 24 of these wells had achieved 150% payout.

Market dynamics in the Bakken Trend have evolved resulting in higher lease bonus and royalty offers for unleased mineral interests. We are considering opportunities to sell a lease on our interests in this area, to combine our interests with others or to pursue alternative transaction structures. We have engaged the services of an investment bank in this matter. We can not project if, when or with whom we may elect to sell, lease or otherwise transact all or any part of our interests as a result of this process.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for the amounts and dates of cash distributions to unitholders.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $13,512,000 at June 30, 2013 and $13,792,000 at December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 7, 2013		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: August 7, 2013		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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