Form 10-Q
period 2013-09-30
DORCHESTER MINERALS, L.P.
filed 2013-11-07
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 7, 2013, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,765	$13,792
Trade and other receivables	7,027	5,806
Net profits interests receivable - related party	4,366	6,472
Prepaid expenses	13	-
Total current assets	27,171	26,070

Other non-current assets	19	19
Total	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,196	344,196
Accumulated full cost depletion	(256,759)	(246,595)
Total	87,437	97,601

Leasehold improvements	512	512
Accumulated amortization	(439)	(402)
Total	73	110

Total assets	$114,700	$123,800

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,491	$448
Current portion of deferred rent incentive	39	39
Total current liabilities	1,530	487

Deferred rent incentive less current portion	20	50
Total liabilities	1,550	537

Commitments and contingencies (Note 2)

Partnership capital:
General partner	3,321	3,625
Unitholders	109,829	119,638
Total partnership capital	113,150	123,263

Total liabilities and partnership capital	$114,700	$123,800

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues:
Royalties	$15,031	$11,567	$39,843	$35,929
Net profits interests	1,365	1,606	6,972	2,350
Lease bonus	27	1,128	105	4,531
Other	17	7	33	173

Total operating revenues	16,440	14,308	46,953	42,983

Costs and expenses:
Operating, including production taxes	1,340	1,434	3,795	3,665
Depletion and amortization	3,547	3,999	10,201	12,793
General and administrative expenses	835	745	2,707	2,429

Total costs and expenses	5,722	6,178	16,703	18,887

Operating income	10,718	8,130	30,250	24,096

Other income (expense), net	31	(1)	172	11

Net income	$10,749	$8,129	$30,422	$24,107

Allocation of net income:
General partner	$399	$293	$1,058	$918

Unitholders	$10,350	$7,836	$29,364	$23,189

Net income per common unit (basic and diluted)	$0.34	$0.26	$0.96	$0.76
Weighted average common units outstanding	30,675	30,675	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$42,508	$44,036

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(40,535)	(45,928)

Increase (decrease) in cash and cash equivalents	1,973	(1,892)

Cash and cash equivalents at beginning of period	13,792	14,238

Cash and cash equivalents at end of period	$15,765	$12,346

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

3     Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2009 have been:

	Per Unit Amount
	2013	2012	2011	2010	2009
First quarter	$0.448209	$0.541883	$0.426745	$0.449222	$0.401205
Second quarter	$0.395583	$0.456351	$0.417027	$0.412207	$0.271354
Third quarter	$0.455287	$0.343252	$0.455546	$0.471081	$0.286968
Fourth quarter		$0.433232	$0.448553	$0.354074	$0.321540

Distributions from first quarter of 2010 through the present were paid on 30,675,431 units; distributions from the second quarter of 2009 through the fourth quarter of 2009 were paid on 29,840,431 units; previous distributions were paid on 28,240,431 units. The third quarter 2013 distribution was paid on October 31, 2013. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by February 15, 2014.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

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

		Distribution
NPI Period Ended	NPI	Amount	Period
Nov. 30, 2011	$1,347,000	$1,306,000	4th Qtr. 2011
Feb. 29, 2012	$709,000	$688,000	1st Qtr. 2012
May 31, 2012	$354,000	$343,000	2nd Qtr. 2012
Aug. 31, 2012	$395,000	$383,000	3rd Qtr. 2012
Nov. 30, 2012	$769,000	$746,000	4th Qtr. 2012
Feb. 28, 2013	$729,000	$707,000	1st Qtr. 2013
May 31, 2013	$452,000	$438,000	2nd Qtr. 2013
Aug. 31, 2013	$650,000	$631,000	3rd Qtr. 2013

Prior to the Minerals NPI achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles. Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements reflect such information regardless of its net profit status on a cumulative or reporting period basis recorded by the Partnership. Net Profits Interest revenue recorded by the Partnership attributable to a Net Profits Interest that is in deficit status is limited such that no loss is recorded, as the Partnership is not liable for any of the operating partnership’s commitments or obligations.

As of September 30, 2013, each of the six NPIs have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership. The Minerals NPI and one minor NPI are in a deficit status as of September 30, 2013 primarily due to drilling activity.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three and Nine Months Ended September 30, 2013 as compared to Three and Nine Months Ended September 30, 2012

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2013	2012	2013	2013	2012
Accrual basis sales volumes:
Royalty properties gas sales (mmcf)	1,327	1,273	1,207	3,811	4,588
Royalty properties oil sales (mbbls)	104	88	91	282	267
NPI gas sales (mmcf)	1,050	1,067	940	3,057	3,253
NPI oil sales (mbbls)	34	20	38	93	51

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$3.28	$3.02	$3.84	$3.40	$2.50
Royalty properties oil sales ($/bbl)	$102.89	$88.39	$93.84	$95.28	$91.79
NPI gas sales ($/mcf)	$3.46	$2.76	$3.95	$3.57	$2.42
NPI oil sales ($/bbl)	$98.28	$86.54	$90.71	$93.02	$87.87

Accrual basis production and capital costs deducted under the NPIs ($/mcfe) (1)	$4.45	$2.61	$2.71	$3.51	$2.84
(1)	Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Natural gas sales volumes attributable to our Royalty Properties during the third quarter increased 4.2% from 1,273 mmcf in 2012 to 1,327 mmcf in 2013. The increase in natural gas sales volumes in the third quarter compared to the same period of 2012 is primarily due to one large suspense release of partnership production in the Fayetteville Shale. Natural gas sales volumes attributable to our Royalty Properties during the first nine months decreased 16.9% from 4,588 mmcf in 2012 to 3,811 mmcf in 2013. The decrease in natural gas sales for the first nine months of 2013 compared to the same period of 2012 is primarily due to natural reservoir declines and decreased activity in the Fayetteville Shale and the Barnett Shale. Oil sales volumes attributable to our Royalty Properties during the third quarter increased 18.2% from 88 mbbls in 2012 to 104 mbbls in 2013. Oil sales volumes attributable to our Royalty Properties during the first nine months increased 5.6% from 267 mbbls in 2012 to 282 mbbls in 2013. Both oil sales increases are due to activity in the Permian Basin and the Bakken Trend.

Natural gas sales volumes attributable to our NPIs during the third quarter of 2013 were 1,050 mmcf, a decrease of 1.6% from 1,067 mmcf in the same period of 2012. Natural gas volumes attributable to our NPIs during the first nine months decreased 6.0% from 3,253 mmcf in 2012 to 3,057 mmcf in the same period of 2013. Such decreases were due to natural reservoir declines and decreased activity in the Fayetteville Shale. Oil sales volumes attributable to our NPIs during the third quarter of 2013 were 34 mbbls, an increase of 70.0% from 20 mbbls during the same period of 2012. Oil sales volumes attributable to our NPIs during the first nine months increased 82.4% from 51 mbbls in 2012 to 93 mbbls in 2013. Both increases are primarily due to activity in the Permian Basin and the Bakken Trend.

The weighted average oil sales prices attributable to our interest in Royalty Properties increased 16.4% from $88.39/bbl during the third quarter of 2012 to $102.89/bbl during the third quarter of 2013 and increased 3.8% from $91.79/bbl during the first nine months of 2012 to $95.28/bbl during the same period of 2013. Weighted average natural gas sales prices from Royalty Properties increased 8.6% from $3.02/mcf during the third quarter of 2012 to $3.28/mcf during the third quarter of 2013 and increased 36.0% from $2.50/mcf during the first nine months of 2012 to $3.40/mcf during the same period of 2013. Both oil and natural gas price changes resulted from changing market prices.

Third quarter weighted average oil sales prices from the NPIs increased 13.6% from $86.54/bbl in 2012 to $98.28/bbl in 2013 and increased 5.9% from $87.87/bbl during the first nine months of 2012 to $93.02/bbl during the same period of 2013. Third quarter weighted average natural gas sales prices attributable to the NPIs increased 25.4% from $2.76/mcf during 2012 to $3.46/mcf in 2013 and increased 47.5% from $2.42/mcf during the first nine months of 2012 to $3.57/mcf during the same period of 2013. Both oil and natural gas price changes resulted from changing market prices.

Our third quarter net operating revenues increased 14.9% from $14,308,000 during 2012 to $16,440,000 during 2013. This increase is primarily a result of increased prices and volumes as discussed above offset by lower lease bonus income and increased capital costs and commitments by the operating partnership on properties underlying two NPIs. Our first nine months net operating revenues increased 9.2% from $42,983,000 during 2012 to $46,953,000 during 2013. These increases were primarily a result of increased oil and natural gas sales prices and changing sales volumes, both discussed above, partially offset by lower lease bonus income.

Costs and expenses of $5,722,000 and $16,703,000 during the third quarter and first nine months of 2013, respectively, were down 7.4% and 11.6%, compared to $6,178,000 and $18,887,000, respectively, during the same periods of 2012. In both periods of 2013, increased general and administrative costs and production taxes on higher revenues were offset by reduced ad valorem costs and depletion and amortization costs compared to the same periods of 2012.

General and administrative expenses of $835,000 and $2,707,000 during the third quarter and first nine months of 2013, respectively, were up 12.1% and 11.4%, compared to $745,000 and $2,429,000, respectively, during the same periods of 2012, primarily related to non-recurring Bakken Trend costs.

Depletion and amortization costs of $3,547,000 and $10,201,000 during the third quarter and first nine months of 2013, respectively, were down 11.3% and 20.3%, compared to $3,999,000 and $12,793,000, respectively, during the same periods of 2012. These reductions were due to the effects of upward reserve revisions at 2012 year-end and lower natural gas sales volumes during 2013.

Third quarter net income allocable to common units increased 32.1% from $7,836,000 during 2012 to $10,350,000 during 2013. First nine months common unit net income increased 26.6% from $23,189,000 during 2012 to $29,364,000 during 2013. In both periods, increased oil and natural gas sales prices and oil volumes were partially offset by increased capital costs and commitments by the operating partnership for drilling activities on properties underlying the NPIs, decreased natural gas sales volumes, and lease bonus income.

Net cash provided by operating activities increased 28.5% from $11,543,000 during the third quarter of 2012 to $14,830,000 during the third quarter of 2013 but decreased 3.5% from $44,036,000 during the first nine months of 2012 to $42,508,000 during the same period of 2013. Changes in both periods are due to changes in oil and natural gas prices and volumes offset by reduced lease bonus income and capital costs and commitments for drilling activities on the properties underlying the NPI properties.

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

Cash receipts attributable to our Royalty Properties during the 2013 third quarter totaled approximately $13,800,000. These receipts generally reflect oil sales during June through August 2013 and natural gas sales during May through July 2013. The weighted average indicated prices for oil and natural gas sales received during the 2013 third quarter attributable to the Royalty Properties were $98.11/bbl and $3.65/mcf, respectively.

Cash receipts attributable to our NPIs during the 2013 third quarter totaled approximately $2,200,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during May through July 2013. The weighted average indicated prices for oil and natural gas sales received during the 2013 third quarter attributable to our NPIs were $88.09/bbl and $3.84/mcf, respectively.

We received cash payments of approximately $170,000 from various sources during the third quarter of 2013, of which some are attributable to six consummated leases and pooling elections located in five counties and parishes in three states. The consummated leases reflected royalty terms ranging up to 25% and lease bonuses ranging up to $500/acre.

We received division orders for, or otherwise identified, 161 new wells completed on our Royalty Properties and NPIs located in 32 counties and parishes in eight states during the third quarter of 2013. The operating partnership elected to participate during the third quarter of 2013 in 30 wells to be drilled on our NPI properties located in seven counties in two states.

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

FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS –- We own varying undivided perpetual mineral interests in approximately 23,000/11,000 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White Counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Permits for 474 wells had been issued on these lands as of September 30, 2013, of which the operating partnership owns an interest in 235. In total, 459 wells were spud of which 426 were completed as producers, including wells for which we may not yet have received division orders or first payment.

HORIZONTAL BAKKEN, WILLISTON BASIN –- We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Permits for 451 wells had been issued on these lands as of September 30, 2013. In total, 382 wells were spud, of which 315 were completed as producers including wells for which we may not yet have received division orders or first payment. In many instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of September 30, 2013, 28 of these wells had achieved 150% payout.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $15,765,000 at September 30, 2013 and $13,792,000 at December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 7, 2013		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: November 7, 2013		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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