Form 10-K
period 2013-12-31
DORCHESTER MINERALS, L.P.
filed 2014-02-20
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2013
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

     Large accelerated filer ☒           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☐

(Do not check if a smaller reporting company)

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

   The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $692,024,370 as of June 30, 2013, based on $24.49 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

   Number of Common Units outstanding as of February 20, 2014: 30,675,431

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the registrant's 2014 Annual Meeting of Unitholders to be held on May 14, 2014, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2013.

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

Our partnership agreement allows us to grow by acquiring additional oil and natural gas properties, subject to the limitations described below. The approval of the holders of a majority of our outstanding common units is required for our general partner to cause us to acquire or obtain any oil and natural gas property interest, unless the acquisition is complementary to our business and is made either:

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

●     the location and number of wells;

●     the method of drilling and completing wells;

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

The transportation of oil and natural gas after sale by operators of our properties is sometimes subject to regulation by state authorities. The interstate transportation of oil and natural gas is subject to federal governmental regulation, including regulation of tariffs and various other matters, primarily by the Federal Energy Regulatory Commission.

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

Since 2004 the operating partnership has sold most of its natural gas production to a Williams entity (currently WPX Energy Marketing, LLC, a wholly owned subsidiary of WPX Energy, Inc.) on a daily market price basis using a yearly contract that will continue through October 2014. The operating partnership has reviewed alternative gas purchasers. We believe that the loss of Williams or any single customer would not have a material adverse effect on us due to the availability of alternative purchasers.

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

Employees

As of February 20, 2014, the operating partnership had 21 full-time employees and two part time employees in our Dallas, Texas office and seven full-time employees in field locations.

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

Our current strategy contemplates that we may grow through acquisitions and development of our undeveloped property. We expect to participate in discussions relating to potential acquisition and investment opportunities. If we consummate any additional acquisitions and investments, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with the acquisition, unless the terms of the acquisition require approval of our unitholders. Additionally, our unitholders will bear 100% of the dilution from issuing new common units while receiving essentially 96% of the benefit as 4% of the benefit goes to our general partner.

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

As with other companies engaged in the ownership and production of oil and natural gas, we always have possible risk of exposure to environmental costs and liabilities because the costs associated with environmental compliance or remediation could reduce the amount we would receive from our properties. The properties in which we hold interests are subject to extensive federal, state, tribal and local regulatory requirements relating to environmental affairs, health and safety and waste management. Governmental authorities have the power to enforce compliance with applicable regulations and permits, which could increase production costs on our properties and affect their cash flow. Third parties may also have the right to pursue legal actions to enforce compliance. Because we do not directly operate our properties, our direct liability under environmental laws is limited. It is likely, however, that expenditures in connection with environmental matters, individually or as part of normal capital expenditure programs, will affect the net cash flow from our properties. Future environmental law developments, such as stricter laws, regulations or enforcement policies, could significantly increase the costs of production from our properties and reduce our cash flow.

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

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Drilling fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or gas are currently excluded from regulation under RCRA’s hazardous waste provisions. However, it is possible that certain oil and gas exploration and production wastes could be classified as hazardous wastes in the future. In addition, exploration and production wastes are regulated under state laws analogous to RCRA. Many of our properties have produced oil and/or gas for many years. We have no knowledge of current and prior operators’ procedures with respect to the disposal of oil and gas wastes. Hydrocarbons or other solid or hazardous wastes may have been released on or under our properties by the operators or prior operators. Our properties and the materials disposed or released on, at, under or from them may be subject to CERCLA, RCRA and analogous state laws, and removal or remediation of such materials could be required by a governmental authority.

The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or use specific equipment or technologies to control emissions. The EPA continues to develop stringent regulations governing emissions of toxic air pollutants from oil and gas facilities. Specifically, on April 18, 2012, the EPA issued new final regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”). The new regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically fractured wells and other equipment. The regulations established a phase-in period that extends until January 2015. During the phase-in period, owners and operators must either flare their emissions or use so-called “green completion” technology. After January 2015 all newly hydraulically fractured wells must use green completion technology. Obtaining permits and complying with these new requirements has the potential to increase costs of production and delay the development of our properties.

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. Compliance with the Clean Water Act may restrict the location of certain facilities, require the mitigation of impacted wetlands, increase the cost of capital expenditures, and may result in permitting delays.

The potential adoption of federal and state hydraulic fracturing legislation or executive orders could delay or restrict development of our oil and natural gas properties.

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

In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives through an informal policy statement posted on the agency’s website. Industry groups filed a lawsuit challenging the EPA’s decision. In February 2012, the EPA and industry reached a settlement under which EPA agreed to issue hydraulic fracturing permitting guidance through the notice and comment process. The EPA published a draft guidance document in May 2012, and accepted comments through August 2012. The EPA’s final guidance, which has not yet been issued, may result in extensive requirements that could cause additional costs and delays in the hydraulic fracturing process using diesel fuel.

The EPA has also asserted in certain cases involving alleged groundwater contamination that it has emergency authority under the SDWA to issue administrative compliance orders to require clean up of groundwater. Although the United States Supreme Court has held that such orders are subject to pre-enforcement judicial review, the EPA maintains that it has the authority to continue to issue such orders.

The EPA’s Office of Research and Development (ORD) is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The ORD expects to publish final results by 2014. In addition to the EPA study, there are other governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing. In April 2012, President Obama issued an executive order establishing an interagency working group to coordinate Federal policies related to unconventional gas development. In addition, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, in 2011 the U.S. Department of Energy conducted an investigation to identify best practices for hydraulic fracturing. These investigations, initiatives, and studies could result in additional efforts to regulate hydraulic fracturing.

Beyond studying hydraulic fracturing, certain members of Congress have called upon the Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources and asked the Securities and Exchange Commission to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing. Any new federal restrictions on hydraulic fracturing resulting from these efforts could result in delays, additional permitting and financial assurance requirements, and more stringent construction requirements, thereby significantly increasing operating, capital and compliance costs. Such cost increases could delay or restrict development by operators of our oil and natural gas properties.

Additionally, certain states in which our properties are located, including Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, pursuant to legislation adopted by the State of Texas in June 2011, the Railroad Commission of Texas enacted a rule in December 2011, requiring public disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit well drilling in general and/or hydraulic fracturing in particular. State and local governments may also seek to regulate or recover costs of activities tangentially associated with hydraulic fracturing, such as increased truck traffic. In the event state, local, or municipal legal restrictions are adopted in areas where our properties are located, the cost of the operators of our oil and natural gas properties complying with such requirements may be significant in nature, which may cause delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even preclude the operators from drilling wells.

The adoption of climate change legislation by Congress or executive orders or regulations could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment by contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA required the agency to adopt regulations to restrict GHG emissions under the federal Clean Air Act. The EPA issued a final stationary source GHG rule in May 2010, which requires sources meeting certain thresholds to obtain a permit for GHG emissions. The EPA has also proposed GHG emissions standards for specific industries.

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

We generally do not obtain rulings or assurances from the IRS or state or local taxing authorities on matters affecting us.

We generally have not requested, and do not intend to request, rulings from the Internal Revenue Service, or IRS, or state or local taxing authorities with respect to owning and disposing of our common units or other matters affecting us. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of those conclusions or positions taken or expressed by us, and some or all of those conclusions or positions ultimately may not be sustained. Our unitholders and general partner will bear, directly or indirectly, the costs of any contest with the IRS or other taxing authority.  Notwithstanding the foregoing, in 2013 we obtained a ruling from the IRS permitting us to aggregate the Minerals NPI and the Maecenas NPI for federal income tax purposes effective January 1, 2013.

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

Both the Proposed Fiscal Year 2014 Federal Budget and recently proposed legislation in Congress would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration activities. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the repeal of the domestic manufacturing tax deduction for oil and natural gas companies, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available to our unitholders and to oil and natural gas operators that we rely upon to develop our properties. Such legislation or changes could negatively impact both our unitholders and our Partnership financially.

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

Acreage Summary

The following table sets forth, as of December 31, 2013, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	18	17	8	25
Number of Counties/Parishes	465	190	137	34	574
Gross Acres	2,308,000	617,000	209,000	34,000	3,114,000
Net Acres (where applicable)	378,000	___	___	___	378,000

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

The following table sets forth, as of December 31, 2013, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross(1)	Net(1)	State	Gross	Net(1)
Alabama	105,000	8,000	Missouri	<500	<500
Arkansas	47,000	16,000	Montana	282,000	63,000
California	1,000	<500	Nebraska	3,000	<500
Colorado	23,000	1,000	New Mexico.	42,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	292,000	46,000
Illinois	5,000	1,000	Oklahoma	230,000	17,000
Indiana	<500	<500	Pennsylvania.	10,000	6,000
Kansas	14,000	2,000	South Dakota	14,000	1,000
Kentucky	2,000	1,000	Texas	1,636,000	152,000
Louisiana	131,000	3,000	Utah	6,000	<500
Michigan	54,000	3,000	Wyoming	27,000	1,000
Mississippi	72,000	9,000
(1)	< 500 means acreage owned did not round up to 1,000.

Leasing Activity

The operating partnership and we received cash payments in the amount of $2,109,000 during 2013 attributable to lease bonus on 21 leases and 12 pooling elections in lands located in 21 counties and parishes in six states. These leases reflected bonus payments ranging up to $5,500/acre and initial royalty terms ranging up to 25%.

The following table sets forth a summary of leases and pooling elections consummated during 2011 through 2013.

	2013	2012	2011
Number	33	66	42
Number of States	6	7	7
Number of Counties	21	19	26
Average Royalty	24.9%	23.1%	26.0%
Average Bonus, $/acre	$3,221	$1,334	$472
Total Lease Bonus – cash basis	$2,109,000	$4,568,000	$571,000

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

Each of the five NPIs (formerly six) have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

To enhance certain operational efficiencies, we merged the Minerals NPI and the Maecenas NPI (a historically minor NPI) during the fourth quarter of 2013. For federal tax purposes, such merger was effective January 1, 2013. The Minerals NPI burdens certain interests that were either in existence at the time of our formation, or created subsequent to our formation but associated with nonproducing mineral, royalty and leasehold interest properties acquired upon our formation. The Minerals NPI achieved a cumulative net profit status on September 30, 2011 as a result of its cumulative net revenue exceeding cumulative operating and actual and budgeted capital expenditures and development costs. The Maecenas NPI was created in 2010 when we acquired the interests of Maecenas Minerals LLP. Since August 2013, both NPI’s have been in a temporary deficit status. Merging the Maecenas NPI into the Minerals NPI at the beginning of 2013 for financial statement purposes would not have generated a material difference in the Partnership’s financial statements, and only immaterial timing differences would have occurred in cash distributions to unitholders and the general partner. Cash distributions would have been slightly lower in some periods when only the smaller Maecenas NPI was in temporary deficit, and those remaining immaterial overpayments will be deducted in future periods before the combined Minerals NPI returns to a cumulative net profit status.

Prior to the Minerals NPI (one of the five NPIs) achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will now continue to reflect such information regardless of its net profit status on a cumulative or reporting period basis. As of December 31, 2013, the Minerals NPI (which now includes the Maecenas NPI properties) is currently in temporary deficit of $7,626,000, primarily due to budgeted capital expenditures. The amounts that are included in Net Profits Income for the Minerals NPI properties for the years ended December 31, 2011, 2012 and 2013 were $4,415,000, $1,546,000 and $2,583,000, respectively.

Acreage Summary

The following tables set forth, as of December 31, 2013, information concerning properties owned by the operating partnership and subject to the NPIs. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership's interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories. In addition to amounts listed below, the operating partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold	Total
Number of States	12	2	7	13
Number of Counties/Parishes	60	2	14	66
Gross Acres	50,000	1,000	100,000	150,000
Net Acres	6,000	___	82,000	88,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net(1)	Gross	Net(1)	Gross	Net
Oklahoma	12,000	1,000	80,000	74,000	92,000	75,000
Kansas	1,000	< 500	7,000	7,000	7,000	7,000
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
All Others	37,000	5,000	5,000	< 500	42,000	5,000
Totals	51,000	6,000	100,000	82,000	150,000	88,000

_______________

(1)	< 500 means acreage owned did not round up to 1,000.

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

	Years ended December 31,
	2013		2012		2011
	(in thousands)
Acquisition costs	$	___	$	___	$	___
Development costs (1)		5,974		6,508		5,355
Total		$5,974		$6,508		$5,355

______________

(1)	The year ended December 31, 2011 includes $3,811,000 attributable to NPIs before reaching pay status.

Productive Well Summary

The following table sets forth, as of December 31, 2013, the combined number of producing wells on the properties subject to the NPIs. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	194	117.4
Kansas .	20	20.0
All others	519	21.8
Total	733	159.2

_______________

(1)	Large, multi-well units which are forecasted in aggregate are included as one gross well.

Drilling Activity

During 2013, we received division orders or first payments for 503 new wells completed on our Royalty Properties in 10 states, and 79 new wells completed on our NPI Properties in five states.  Included in these totals are wells in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

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

Fayetteville Shale Trend of Northern Arkansas – We own varying undivided perpetual mineral interests in approximately 23,000/11,000 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Permits for 484 wells had been issued on these lands as of December 31, 2013, of which the operating partnership owns an interest in 248. In total, 471 wells were spud of which 438 were completed as producers, including wells for which we may not yet have received division orders or first payment.

Horizontal Bakken, Williston Basin – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota.  Permits for 474 wells had been issued on these lands as of December 31, 2013. In total, 436 wells were spud, of which 396 were completed as producers including wells for which we may not yet have received division orders or first payment. In most instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of December 31, 2013, 34 of these wells had achieved 150% payout.

We have and will continue to utilize a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the operating partnership, electing non-consent under North Dakota law, or a combination thereof.

Oil and Natural Gas Reserves

The following table reflects the Partnership's proved developed and total proved reserves at December 31, 2013. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. As described above, the Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. The Partnership’s Vice President of Operations (“VP”) gathers production information and provides such information to our two independent engineering consulting firms who extrapolate from such information estimates of the reserves attributable to the Royalty Properties and NPIs based on their expertise in the oil and natural gas fields where the Royalty Properties and NPIs are situated, as well as publicly available information. Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the VP. Our VP has a bachelor’s degree in Petroleum Engineering from the University of Alberta, and has worked in the upstream oil and natural gas business in various capacities since 1996. The VP reports directly to the Chief Executive Officer (“CEO”). Our CEO ensures compliance with SEC guidance. Our CEO received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1984, and has been a Registered Professional Engineer in Texas since 1988. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas, and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

	Summary of Oil and Gas Reserves as of Fiscal Year-End
	All Proved Developed and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)
2013	4,293	31,929	794	28,544	5,087	60,473
2012	3,350	36,780	297	27,361	3,647	64,141
2011	3,310	38,940	256	28,023	3,566	66,963

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.

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

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves. Hugoton Field production (not sales) for the last three years is listed below:

	Production by Significant Field
	Oil bbls	Gas mcf	Boe
2013	—	3,000,000	500,000
2012	—	3,239,000	540,000
2011	—	3,444,000	574,000

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

	2013		2012
	High	Low	High	Low
First Quarter	$24.08	$20.43	$26.60	$21.80
Second Quarter	$25.65	$22.65	$26.13	$19.87
Third Quarter	$25.24	$23.56	$22.85	$21.56
Fourth Quarter	$26.00	$23.69	$23.52	$19.90

As of December 31, 2013, there were 15,312 common unitholders.

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

Unitholder cash distributions per common unit for the past four years have been:

	Per Unit Amount
	2013	2012	2011	2010
First Quarter	$0.448209	$0.541883	$0.426745	$0.449222
Second Quarter	$0.395583	$0.456351	$0.417027	$0.412207
Third Quarter	$0.455287	$0.343252	$0.455546	$0.471081
Fourth Quarter	$0.468560	$0.433232	$0.448553	$0.354074

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2014.

Please see "Fourth Quarter 2013 Distribution Indicated Price" discussion contained in “Item 7. __ Management's Discussion and Analysis of Financial Condition and Results of Operations ___ Liquidity and Capital Resources ___ Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2013 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2008 through December 31, 2013. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2013	2012	2011	2010	2009
Total operating revenues	$65,869	$63,204	$69,489	$61,094	$43,631
Depreciation, depletion and amortization	13,143	16,583	18,348	17,988	15,599
Net income	43,576	38,022	42,215	34,883	21,681
Net income per unit (basic and diluted)	1.37	1.20	1.33	1.11	0.72
Cash distributions(1)	55,015	56,870	52,505	52,198	44,728
Cash distributions per unit(1)	1.73	1.79	1.65	1.65	1.50
Total assets	112,785	123,800	142,769	153,111	152,768
Total liabilities	961	537	658	710	737
Partners' capital	111,824	123,263	142,111	152,401	152,031

______________

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013 Overview

Our results during 2013 were strong due to robust activity on our Bakken and Permian Basin properties. Significant results include the following:

●	Net income of $43.6 million;
●	Distributions of $53.1 million to our limited partners;
●

Identification of 503 new wells completed on our Royalty Properties in ten states, and 79 new wells completed on our NPI Properties in five states. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

●	Consummation of 33 leases and pooling elections of our mineral interest in undeveloped properties located in 21 counties and parishes in six states, and
●	Lease bonus income of $2.3 million dollars.

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

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$326,000	$261,000	$65,000	__	__

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

	Years Ended December 31,
Accrual Basis Sales Volumes:	2013	2012	2011
Royalty Properties Gas Sales (mmcf)	5,049	6,007	6,212
Royalty Properties Oil Sales (mbbls)	379	362	327
Net Profits Interests Gas Sales (mmcf)	4,111	4,429	3,838
Net Profits Interests Oil Sales (mbbls)	140	77	40

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$3.44	$2.82	$3.77
Royalty Properties Oil Sales ($/bbl)	$94.15	$89.21	$91.55
Net Profits Interests Gas Sales ($/mcf)	$4.15	$3.33	$4.81
Net Profits Interests Oil Sales ($/bbl)	$91.85	$87.67	$88.27
Accrual Basis Production Costs Deducted under the Net Profits Interests ($/mcfe) (1)	$3.98	$2.83	$1.81

________________

(1)	Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes prices.

Comparison of the twelve-month periods ended December 31, 2013, 2012 and 2011

Royalty Properties’ oil sales volumes increased 10.7% from 327 mbbls during 2011 to 362 mbbls during 2012, and then increased 4.7% to 379 mbbls during 2013. These increases are primarily due to activity in the Bakken Trend which offset natural declines in other regions. Royalty Properties’ gas sales volumes decreased 3.3% from 6,212 mmcf during 2011 to 6,007 mmcf during 2012, and then decreased 15.9% to 5,049 mmcf during 2013. The decreases in natural gas volumes between 2011 and 2012 were primarily due to reduced activity in Fayetteville Shale and Barnett Shale, while the decreases between 2012 and 2013 were primarily due to natural declines in the Fayetteville Shale and Barnett Shale.

Beginning in the third quarter of 2011 oil and gas sales volumes attributable to our NPIs included volumes attributable to the Minerals NPI. The Minerals NPI had cumulative revenues in excess of cumulative operating and development costs during the period ending September 30, 2011. Sales volumes and prices attributable to the Minerals NPI during periods prior to the third quarter of 2011 are excluded from the above table because the Partnership did not receive any payments from such NPI sales volumes during those prior periods. The amounts included in Net Profits Income for the Minerals NPI properties for the years ended December 31, 2011, 2012, and 2013 were $4,415,000, $1,546,000 and $2,583,000, respectively. See “Item 2 Properties – Net Profits Interest.”

NPI properties’ oil sales volumes increased 92.5% from 40 mbbls during 2011 to 77 mbbls during 2012; due to including the Minerals NPI and subsequently increased 81.8% to 140 mbbls during 2013 due to continued activity in the Bakken and Permian regions. NPI properties’ gas sales volumes increased 15.4% from 3,838 mmcf during 2011 to 4,429 mmcf during 2012; principally due to including the Minerals NPI and subsequently decreased 7.2% to 4,111 mmcf in 2013 due to natural declines in the Fayetteville Shale. The Minerals NPI oil sales volumes and gas sales volumes included in the Net Profits Interest volumes were 31 mbbls and 713 mmcf, 65 mbbls and 1,480 mmcf, and 129 mbbls and 1,356 mmcf for years 2011, 2012, and 2013, respectively. See “Item 2 Properties – Net Profits Interest.”

Weighted average oil sales prices attributable to the Royalty Properties decreased 2.6% from $91.55 per bbl in 2011 to $89.21 per bbl in 2012 and subsequently increased 5.5% to $94.15 per bbl in 2013. Royalty Properties’ weighted average gas sales prices decreased 25.2% from $3.77 per mcf during 2011 to $2.82 per mcf during 2012 and then increased 22.0% to $3.44 per mcf during 2013. All such fluctuations resulted from changing market prices.

Weighted average NPI properties’ gas sales prices decreased 30.8% from $4.81 per mcf during 2011 to $3.33 per mcf during 2012 and then increased 24.6% to $4.15 per mcf in 2013. NPI properties’ weighted average oil sales prices decreased only slightly from $88.27 per bbl during 2011 to $87.67 per bbl during 2012 and subsequently increased 4.8% to $91.85 per bbl in 2013. All such fluctuations resulted from changing market prices. Additionally, 2012 natural gas prices include a natural gas liquids payment accrual of $0.71/mcf related to 2012 production compared to $0.93/mcf in 2011. The accrued 2013 natural gas liquids payment of $0.63/mcf is included in the $4.15/mcf average gas sales price for 2013. The natural gas liquids payments are based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015. Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment. In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued. Generally, we receive payment in the first quarter of the following year.

Lease bonus income decreased from $4,538,000 in 2012 to $2,319,000 in 2013. In 2012 we received proceeds of approximately $2,807,000 from two leasing transactions in Lycoming County, Pennsylvania and Wheeler County, Texas. Other operating revenue in 2012 mainly represents recovery of compensatory royalty obligations. In 2013, we received proceeds of approximately $1,886,000 from two leasing transactions to one party in Loving County, Texas and Lea County, New Mexico.

Our operating revenues decreased 9.0% from $69,489,000 during 2011 to $63,204,000 in 2012 due to lower natural gas prices, partially offset by increased lease bonus and oil production. Operating revenues increased 4.2% to $65,869,000 in 2013 due to increased oil and natural gas prices and oil production, offset by lower lease bonus and natural gas production.

Depletion, depreciation and amortization decreased 9.6% from $18,348,000 in 2011 to $16,583,000 in 2012 primarily as a result of a lower depletion rate due to upward revisions in oil and natural gas reserve estimates. During 2013 depletion and amortization decreased 20.7% to $13,143,000, primarily as a result of a lower depletion rate due to upward revisions in oil and natural gas reserve estimates and reduced natural gas production. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

General and administrative (“G&A”) costs decreased 6.7% from $4,088,000 in 2011 to $3,815,000 in 2012 due to efficiencies gained and subsequently increased 10.0% to $4,196,000 in 2013 primarily due to costs related to the Bakken Trend and the Fayetteville Shale.

Net cash provided by operating activities increased 1.7% from $55,496,000 during 2011 to $56,424,000 during 2012 primarily due to increased lease bonus income and oil production and prices, partially offset by reduced natural gas production and prices. During 2013 net cash provided by operating activities was about the same at $56,398,000.

Climate Change

Climate change has become the subject of an important public policy debate. In response to climate change concerns, many foreign countries are adopting climate change legislation and regulations. Although the United States Congress has considered adopting climate change legislation, it has yet to enact such legislation and/or regulations at the federal level. Several states have adopted or are considering adopting climate change legislation, including greenhouse gas emissions limits and cap-and-trade programs. Further, the Environmental Protection Agency (“EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010. Those regulations required that regulated facilities begin reporting greenhouse gas emissions beginning in September 2012, and annually thereafter. The EPA has also issued final regulations requiring petroleum and natural gas operators meeting a certain emission threshold to report their greenhouse gas emissions to the EPA. In addition to the measuring and reporting requirements, the EPA issued an "Endangerment Finding" under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. EPA has issued final regulations requiring the owners and operators of certain large stationary sources to obtain greenhouse gas emissions permits. EPA has indicated that additional sources may be subject to greenhouse gas permitting requirements in the future, and that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. The current state of development of many state and federal climate change regulatory initiatives makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that the operating partnership and oil and natural gas operators that develop our properties may incur.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $15,175,000 for 2013, $13,792,000 for 2012, and $14,238,000 for 2011.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2012 through December 2013 were as follows:

					$ in Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2012	4th	January 22, 2013	February 1, 2013	$0.433232	$13,289	$499
2013	1st	April 22, 2013	May 2, 2013	0.448209	13,749	421
2013	2nd	July 22, 2013	August 1, 2013	0.395583	12,135	442
2013	3rd	October 21, 2013	October 31, 2013	0.455287	13,966	514
	Total distributions paid in 2013				$53,139	$1,876
2013	4th	January 21, 2014	January 31, 2014	$0.468560	$14,373	$560

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of our NPI net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests (or “NPIs”). The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made NPI payments to us totaling $10,838,000 during October 2012 through September 2013, which payments reflected 96.97% of total net proceeds of $11,176,000 realized from September 2012 through August 2013. Net proceeds realized by the operating partnership during September through November 2013 were reflected in NPI payments made during October through December 2013. These payments were included in the fourth quarter distribution paid in early 2014 and are excluded from this 2013 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2012 through September 2013 were $44,177,000, of which $42,410,000 (96%) was distributed to the limited partners and $1,767,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2013 became part of the fourth quarter distribution paid in early 2014, which is excluded from this 2013 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2012 through September 2013 demonstrates the method.

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$ __	$1,767
96% of Net Cash Receipts from Royalty Properties	42,410	__
1% of NPI Payments to our Partnership	__	109
99% of NPI Payments to our Partnership	10,729	__
Total Distributions	$53,139	$1,876
Operating Partnership Share (3.03% of Net Proceeds)	__	338
Total General Partner Share		$2,214
% of Total	96%	4%

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

During the period October 2012 through September 2013, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Our Partnership's only significant cash reserves that influenced quarterly payments were $1,282,000 for ad valorem taxes. Additionally, certain production costs under the NPI calculation and a small portion of management expense reimbursements include amounts for which funds were set aside monthly to enable payment when due. Examples are contributions to SEP-IRA accounts and payroll taxes. These amounts generally are not held for periods over one year.

Fourth Quarter 2013 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2013 fourth quarter totaled approximately $13.1 million. These receipts generally reflect oil sales during September through November 2013 and natural gas sales during August through October 2013. The weighted average indicated prices for oil and natural gas sales during the 2013 fourth quarter attributable to the Royalty Properties were $97.72/bbl and $3.44/mcf.

Cash receipts attributable to the Partnership's NPIs during the 2013 fourth quarter totaled approximately $1.2 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2013. The weighted average indicated prices for oil and natural gas sales during the 2013 fourth quarter attributable to the NPIs were $100.07/bbl and $3.46/mcf.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2013, the limitation was in excess of the reimbursement amounts actually paid or accrued.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (1992). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2013. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2013.

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

“boe” means one barrel of oil equivalent, converting natural gas to oil at the ratio of 6 Mcf of natural gas to 1 Bbl of oil. Also see mcfe below.

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

Date: February 20, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 20, 2014	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: February 20, 2014

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: February 20, 2014	Buford P. Berry Manager Date: February 20, 2014

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: February 20, 2014	C. W. Russell Manager Date: February 20, 2014

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 20, 2014	Robert C. Vaughn Manager Date: February 20, 2014

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Dorchester Minerals, L.P.

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4
Consolidated Income Statements for each of the Years Ended December 31, 2013, 2012 and 2011	F-5
Consolidated Statements of Cash Flows for each of the Years Ended December 31, 2013, 2012 and 2011	F-6
Consolidated Statements of Changes in Partnership Capital for each of the Years Ended December 31, 2013, 2012 and 2011	F-7
Notes to Consolidated Financial Statements	F-8
Supplemental Oil and Natural Gas Data (Unaudited)	F-12
Supplemental Quarterly Data (Unaudited)	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated income statements, statements of cash flows, and statements of changes in partnership capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Minerals, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 20, 2014

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(Dollars in Thousands)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$15,175	$13,792
Trade and other receivables	6,508	5,806
Net profits interests receivable—related party	6,515	6,472
Total current assets	28,198	26,070
Other non-current assets	19	19
Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	344,196	344,196
Accumulated full cost depletion	(259,689)	(246,595)
Total	84,507	97,601

Leasehold improvements	512	512
Accumulated amortization	(451)	(402)
Total	61	110

Total assets	$112,785	$123,800

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$911	$448
Current portion of deferred rent incentive	39	39
Total current liabilities	950	487
Deferred rent incentive less current portion	11	50
Total liabilities	961	537
Commitments and contingencies (Note 4)
Partnership capital:
General partner	3,250	3,625
Unitholders	108,574	119,638
Total partnership capital	111,824	123,263
Total liabilities and partnership capital	$112,785	$123,800

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands, except per unit amounts)

	2013	2012	2011
Operating revenues:
Royalties	$53,077	$49,237	$53,345
Net profits interests	10,348	7,947	15,525
Lease bonus	2,319	4,538	517
Other	125	1,482	102
Total operating revenues	65,869	63,204	69,489

Costs and expenses:
Production taxes	2,475	2,014	2,430
Operating expenses	2,655	2,781	2,445
Depreciation, depletion and amortization	13,143	16,583	18,348
General and administrative expenses	4,196	3,815	4,088
Total costs and expenses	22,469	25,193	27,311
Operating income	43,400	38,011	42,178

Other income, net	176	11	37
Net income	$43,576	$38,022	$42,215

Allocation of net income:
General Partner	$1,501	$1,343	$1,359
Unitholders	$42,075	$36,679	$40,856
Net income per common unit (basic and diluted)	$1.37	$1.20	$1.33
Weighted average common units outstanding (000's)	30,675	30,675	30,675

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$43,576	$38,022	$42,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,143	16,583	18,348
Amortization of deferred rent incentive	(39)	(40)	(39)
Changes in operating assets and liabilities:
Trade and other receivables	(702)	796	(1,054)
Net profits interests receivable – related party	(43)	1,144	(3,965)
Accounts payable and other current liabilities	463	(81)	(9)
Net cash provided by operating activities	56,398	56,424	55,496

Cash flows used in investing activities:
Capital expenditures for property and leasehold improvements	__	__	(6)

Cash flows used in financing activities:
Distributions paid to partners	(55,015)	(56,870)	(52,505)
Increase (decrease) in cash and cash equivalents	1,383	(446)	2,985
Cash and cash equivalents at beginning of year	13,792	14,238	11,253
Cash and cash equivalents at end of year	$15,175	$13,792	$14,238

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

Year	General Partner	Unitholders	Total	Unitholder Units

2011
Balance at January 1, 2011	$4,669	$147,732	$152,401	30,675,431
Net income	1,359	40,856	42,215
Distributions ($1.65339 per Unit)	(1,786)	(50,719)	(52,505)
Balance at December 31, 2011	4,242	137,869	142,111	30,675,431
2012
Net income	1,343	36,679	38,022
Distributions ($1.790039 per Unit)	(1,960)	(54,910)	(56,870)
Balance at December 31, 2012	3,625	119,638	123,263	30,675,431
2013
Net income	1,501	42,075	43,576
Distributions ($1.732311 per Unit)	(1,876)	(53,139)	(55,015)
Balance at December 31, 2013	$3,250	$108,574	$111,824	30,675,431

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 21, 2013, 2012, and 2011

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 21, 2013, 2012, and 2011

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years 2013, 2012, and 2011.

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

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and natural gas reserves. Gains and losses are recognized upon the disposition of oil and natural gas properties involving a significant portion (greater than 25%) of our Partnership’s reserves. Proceeds from other dispositions of oil and natural gas properties are credited to the full cost pool. No gains or losses have been recorded for 2013, 2012 or 2011.

Due to the nature of our interests, we have no exploratory wells or associated costs pending determination, and no exploratory well costs were charged to expense for the years 2013, 2012 and 2011.

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

December 21, 2013, 2012, and 2011

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

2.      Acquisition for Units

We have an effective shelf registration statement on Form S-4 registering 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. As of December 31, 2013, 2,565,000 units remain available under the shelf registration statement.

3.      Related Party Transactions

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPIs, and provides day-to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable general and administrative costs, including rent, salaries, and employee benefit plans. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the 5% limit amount for the years ended December 31, 2013, 2012, and 2011. Additionally, certain reimbursable direct costs such as professional and regulatory fees and ad valorem and severance taxes are not limited. Significant activity between the partnership and the operating partnership consists of the following:

	In Thousands
From/To Operating Partnership	2013	2012	2011
Net Profits Interests Payments Receivable or Accrued (1)	$6,515	$6,472	$7,616
General & Administrative Amounts (Receivable) Payable	$76	$(56)	$103
General & Administrative Amounts Accrued	$42	$6	$67
Total General & Administrative Amounts	$2,349	$2,358	$2,616

_____________

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

4.      Commitments and Contingencies

On January 27, 2006, Loren Rapp sued the operating partnership for underpayment of royalty on properties owned and operated in Texas County, Oklahoma. Plaintiff sought certification of a class action. A $500,000 reserve was recorded in Net Profits Revenues on the financial statements in the first quarter of 2012. On October 18, 2012, the District Court approved a class settlement between the parties in the amount of $500,000 plus immaterial future royalty amounts on fuel gas. During December 2012, the operating partnership paid the settlement amount and the litigation was dismissed.

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Operating Leases—We have entered into a non-cancelable, renewable at prevailing rate for an additional five years, operating lease agreement in the ordinary course of our business activities. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2015. Rental expense related to the lease, including operating expenses and consumption of electricity, was $223,000, $235,000, and $233,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The base rent escalated in November 2010. Minimum rental commitments under the terms of our operating lease are as follows:

Years Ended December 31,	Minimum Payments
2014	$261,000
2015	65,000
Total	$326,000

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 21, 2013, 2012, and 2011

5.      Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:	Per Unit Amount
	2013	2012	2011
First Quarter	$0.448209	$0.541883	$0.426745
Second Quarter	$0.395583	$0.456351	$0.417027
Third Quarter	$0.455287	$0.343252	$0.455546
Fourth Quarter	$0.468560	$0.433232	$0.448553

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2014.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

  (Unaudited)

December 31, 2013, 2012, and 2011

Oil and Natural Gas Reserve and Standardized Measure Information

The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. The estimated quantities at the end of 2011 included for the first time 5,888 mmcf of natural gas and 223 mbbls of oil which is 96.97% of the Minerals NPI reserves. At the end of 2012, 96.97% of the Minerals NPI reserves were 5,579 mmcf of natural gas and 244 mbbls of oil. At the end of 2013, 96.97% of the Minerals NPI reserves were 6,221 mmcf of natural gas and 732 mbbls. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2013 that would have a material effect on our estimated proved developed reserves.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2013	2012	2011	2013	2012	2011
Estimated quantity, beginning of year.	3,647	3,566	3,333	64,141	66,963	61,679
Revisions in previous estimates (1)	1,959	520	600	5,860	8,024	15,767
Production	(519)	(439)	(367)	(9,528)	(10,846)	(10,483)
Estimated quantity, end of year	5,087	3,647	3,566	60,473	64,141	66,963

(1) Changes in oil reserves for the year ended December 31, 2011 include an upward revision of 600 mbbls predominately due to the inclusion of the Minerals NPI reserves, ongoing development on our Royalty Properties and well performance exceeding previous projections in various areas. Changes in oil reserves for the year ended December 31, 2012 include an upward revision of 520 mbbls predominantly due to increased activity on our Bakken Shale properties, ongoing development on our Royalty Properties and well performance exceeding previous projections in various areas. Changes in oil reserves for the year ended December 31, 2013 include an upward revision of 1,959 mbbls predominately due to ongoing development on our Bakken properties and well performance exceeding previous projections in various areas.

Changes in natural gas reserves for the year ended December 31, 2011 include an upward revision of 15,767 mmcf predominately due to the inclusion of the Minerals NPI reserves and increased activity on our Fayetteville Shale and Barnett Shale properties. Changes in natural gas reserves for the year ended December 31, 2012 include an upward revision of 8,024 mmcf predominately due to ongoing development on our Royalty Properties and well performance exceeding previous projections in various areas, despite the negative impact of low natural gas prices. Changes in natural gas reserves for the year ended December 31, 2013 include an upward revision of 5,860 mmcf predominately due to well performance exceeding previous projections in various areas.

Effective for the January 1, 2014 reserve reports, product volumes are included in oil quantities, not natural gas quantities. Such volumes were 832 mboe or 4,993 mmcfe at January 1, 2012, 997 mboe or 5,981 mmcfe at January 1, 2013 and 644 mboe or 3,864 mmcfe at January 1, 2014.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

December 31, 2013, 2012, and 2011

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2013	2012	2011
Future estimated gross revenues	$557,492	$442,858	$537,389
Future estimated production costs	(31,335)	(30,174)	(32,874)
Future estimated net revenues	526,157	412,684	504,515
10% annual discount for estimated timing of cash flows	(254,869)	(200,990)	(242,925)
Standardized measure of discounted future estimated net cash flows	$271,288	$211,694	$261,590
Sales of oil and natural gas produced, net of production costs	$(58,295)	$(52,389)	$(63,995)
Net changes in prices and production costs	35,215	(55,664)	13,340
Revisions of previous quantity estimates	60,453	35,914	67,655
Accretion of discount .	21,169	26,159	21,961
Change in production rate and other	1,052	(3,916)	3,020
Net change in standardized measure of discounted future estimated net cash flows	$59,594	$(49,896)	$41,981
Depletion of oil and natural gas properties (dollars per mcfe)	$1.04	$1.23	$1.44
Average oil price per barrel (1)	$(2)85.95	$91.16	$92.31
Average natural gas price per mcf (1)	$3.36	$2.62	$4.00

_____________________________

(1)Includes Royalty and NPI prices combined by volumetric proportions.

(2)Includes oil and natural gas liquids prices combined by volumetric proportions.

 DORCHESTER MINERALS, L.P.

 (A Delaware Limited Partnership)

Supplemental Quarterly Data

(Unaudited)

December 31, 2013, 2012, and 2011

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2013 Quarter Ended				2012 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Total operating revenues.	$13,218	$17,295	$16,440	$18,916	$13,433	$15,242	$14,308	$20,221
Net income	$7,648	$12,025	$10,749	$13,154	$7,298	$8,680	$8,129	$13,915
Net income per Unit (basic and diluted)	$0.24	$0.38	$0.34	$0 .41	$0.23	$0.27	$0.26	$0.44
Weighted average common units outstanding	30,675	30,675	30,675	30,675	30,675	30,675	30,675	30,675

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)
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

E-1

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

E-2