Form 10-Q
period 2014-03-31
DORCHESTER MINERALS, L.P.
filed 2014-05-08
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-0551518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 8, 2014, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,531	$15,175
Trade and other receivables	6,910	6,508
Net profits interests receivable - related party	5,354	6,515
Prepaid expenses	37	-
Total current assets	28,832	28,198

Other non-current assets	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,196	344,196
Accumulated full cost depletion	(262,194)	(259,689)
Total	82,002	84,507
Leasehold improvements	512	512
Accumulated amortization	(463)	(451)
Total	49	61
Total assets	$110,902	$112,785

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,075	$911
Current portion of deferred rent incentive	39	39
Total current liabilities	1,114	950

Deferred rent incentive less current portion	1	11
Total liabilities	1,115	961
Commitments and contingencies (Note 2)
Partnership capital:
General partner	3,144	3,250
Unitholders	106,643	108,574
Total partnership capital	109,787	111,824

Total liabilities and partnership capital	$110,902	$112,785

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating revenues:
Royalties	$14,663	$11,621
Net profits interests	2,445	1,546
Lease bonus	216	43
Other	15	8

Total operating revenues	17,339	13,218

Costs and expenses:
Operating, including production taxes	1,439	1,285
Depletion and amortization	2,517	3,386
General and administrative expenses	1,136	899

Total costs and expenses	5,092	5,570

Operating income	12,247	7,648

Other income, net	650	-

Net income	$12,897	$7,648

Allocation of net income:
General partner	$455	$274

Unitholders	$12,442	$7,374

Net income per common unit (basic and diluted)	$0.41	$0.24
Weighted average common units outstanding	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net cash provided by operating activities	$16,290	$14,635

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(14,934)	(13,788)

Increase in cash and cash equivalents	1,356	847

Cash and cash equivalents at beginning of period	15,175	13,792

Cash and cash equivalents at end of period	$16,531	$14,639

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

The condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Per-unit information is calculated by dividing the income or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive income per unit do not differ. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013.

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

3       Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2010 have been:

	Per Unit Amount
	2014	2013	2012	2011	2010
First quarter	$0.496172	$0.448209	$0.541883	$0.426745	$0.449222
Second quarter		$0.395583	$0.456351	$0.417027	$0.412207
Third quarter		$0.455287	$0.343252	$0.455546	$0.471081
Fourth quarter		$0.468560	$0.433232	$0.448553	$0.354074

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units. The first quarter 2014 distribution was paid on May 1, 2014. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by August 15, 2014.

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

Each of five NPIs have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

Prior to the Minerals NPI (one of the five NPIs) achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will now continue to reflect such information regardless of its net profit status on a cumulative or reporting period basis. As of March 31, 2014, the Minerals NPI is currently in temporary deficit of $7,900,000, primarily due to budgeted capital expenditures.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Results of Operations

Three Months Ended March 31, 2014 as compared to Three Months Ended March 31, 2013

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2014	2013(2)
Royalty properties gas sales (mmcf)	823	1,277
Royalty properties oil sales (mbbls)	124	87
NPI gas sales (mmcf)	843	1,067
NPI oil sales (mbbls)	48	21

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$5.15	$3.10
Royalty properties oil sales ($/bbl)	$83.85	$87.72
NPI gas sales ($/mcf)	$5.70	$3.35
NPI oil sales ($/bbl)	$87.89	$88.89

Accrual basis production costs deducted under the NPIs ($/mcfe) (1)	$5.90	$3.32
(1) Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.
(2) Volumes attributable to prior periods have not been adjusted to reflect the change in plant products methodology adopted January 1, 2014.

As of January 1, 2014 we adopted a change in the methodology used to account for plant products volumes. These products were previously converted into a natural gas equivalent volume, but will now be converted into a liquid equivalent volume. As a result, volumes attributable to such products will no longer contribute to natural gas sales volumes, but will instead be included with oil sales volumes. This change in methodology will affect reported results effective as of January 1, 2014, including a reduction in accrued gas equivalent volumes for Royalty and NPI properties of 182 mmcfe and 49 mmcfe, respectively, and an increase in accrued oil equivalent volumes for Royalty and NPI properties of 12 mbbls and 3 mbbls, respectively. This change in methodology was recommended by our independent reserve engineers and we feel it more accurately reflects the underlying character of our plant products and their contribution to our production results.

Natural gas sales volumes attributable to our Royalty Properties during the first quarter decreased 35.5% from 1,277 mmcf in 2013 to 823 mmcf in 2014. The decrease in natural gas sales volumes in the first quarter compared to the same period of 2013 is primarily due to the above mentioned change in accounting for plant products and natural reservoir declines. Oil sales volumes attributable to our Royalty Properties during the first quarter increased 42.5% from 87 mbbls in 2013 to 124 mbbls in 2014. The increase in oil sales volumes are a result of the above mentioned change in accounting for plant products and robust activity in the Permian Basin and the Bakken Trend.

Natural gas sales volumes attributable to our NPIs during the first quarter of 2014 were 843 mmcf, a decrease of 21.0% from 1,067 mmcf in the same period of 2013. The decrease was primarily due to the above mentioned change in accounting for plant products and natural reservoir declines in the Fayetteville Shale. Oil sales volumes attributable to our NPIs during the first quarter of 2014 were 48 mbbls, an increase of 128.6% from 21 mbbls during the same period of 2013. The increase in oil sales volumes are a result of the above mentioned change in accounting for plant products and robust activity in the Permian Basin and the Bakken Trend.

The weighted average oil sales prices attributable to our interest in Royalty Properties decreased 4.4% from $87.72/bbl during the first quarter of 2013 to $83.85/bbl during the first quarter of 2014. Weighted average natural gas sales prices from Royalty Properties increased 66.1% from $3.10/mcf during the first quarter of 2013 to $5.15/mcf during the first quarter of 2014. Both oil and natural gas price changes resulted from changing market prices.

First quarter weighted average oil sales prices from the NPIs remained about the same at $87.89/bbl in 2014 compared to $88.89/bbl in 2013. First quarter weighted average natural gas sales prices attributable to the NPIs increased 70.1% from $3.35/mcf during 2013 to $5.70/mcf in 2014. Both oil and natural gas price changes resulted from changing market prices.

Our first quarter net operating revenues increased 31.2% from $13,218,000 during 2013 to $17,339,000 during 2014. This increase is primarily a result of increased prices as discussed above and increased lease bonus income.

Costs and expenses of $5,092,000 during the first quarter of 2014 were down 8.6% compared to $5,570,000 during the first quarter of 2013. First quarter 2014 increased general and administrative costs and production taxes on higher revenues were offset by reduced ad valorem costs and depletion and amortization costs compared to the first quarter of 2013.

General and administrative expenses of $1,136,000 during the first quarter of 2014 were up 26.4% compared to $899,000 during the same period of 2013, primarily due to costs related to the Bakken Trend and the Fayetteville Shale.

Depletion and amortization costs of $2,517,000 during the first quarter of 2014 were down 25.7% compared to $3,386,000 during the same period of 2013. The reduction was due to the effects of upward reserve revisions at 2013 year-end and lower natural gas sales volumes during 2014.

Other income of $650,000 during the first quarter of 2014 was related to settlement of a dispute on leases in North Dakota.

First quarter net income allocable to common units increased 68.7% from $7,374,000 during 2013 to $12,442,000 during 2014. Increased oil and natural gas sales prices, oil volumes, and lease bonus income were partially offset by increased capital costs and commitments by the operating partnership for drilling activities on properties underlying the NPIs, and decreased natural gas sales volumes.

Net cash provided by operating activities increased 11.3% from $14,635,000 during the first quarter of 2013 to $16,290,000 during the first quarter of 2014. The increase is due to changes in oil and natural gas prices and volumes and increased lease bonus income. These increases were partially offset by capital costs and commitments for drilling activities on the properties underlying the NPI properties.

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

Cash receipts attributable to our Royalty Properties during the 2014 first quarter totaled approximately $13,100,000. These receipts generally reflect oil sales during December 2013 through February 2014 and natural gas sales during November 2013 through January 2014. The weighted average indicated prices for oil and natural gas sales received during the 2014 first quarter attributable to the Royalty Properties were $84.98/bbl and $4.11/mcf, respectively.

Cash receipts attributable to our NPIs during the 2014 first quarter totaled approximately $3,600,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during November 2013 through January 2014. The weighted average indicated prices for oil and natural gas sales received during the 2014 first quarter attributable to our NPIs were $86.85/bbl and $7.43/mcf, respectively. The natural gas weighted average indicated price for the quarter was increased by $3.29/mcf due to the receipt of a natural gas liquids payment of $2,000,000 for 2013 production. The natural gas liquids payment is based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015. Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment based on calendar year data. In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued.

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

FAYETTEVILLE SHALE TREND OF NORTHER ARKANSAS   –   We own varying undivided perpetual mineral interests in approximately 23,000/11,000 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Permits for 497 wells had been issued on these lands as of March 31, 2014, of which the operating partnership owns an interest in 248. In total, 484 wells were spud of which 446 were completed as producers, including wells for which we may not yet have received division orders or first payment.

HORIZONTAL BAKKEN, WILLISTON BASIN – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Permits for 528 wells had been issued on these lands as of March 31, 2014. In total, 460 wells were spud, of which 377 were completed as producers including wells for which we may not yet have received division orders or first payment. In most instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of March 31, 2014, 36 of these wells had achieved 150% payout.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $16,531,000 at March 31, 2014 and $15,175,000 at December 31, 2013.

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

ITEM4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 8, 2014		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: May 8, 2014		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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