Form 10-Q
period 2014-06-30
DORCHESTER MINERALS, L.P.
filed 2014-08-07
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 7, 2014, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,809	$15,175
Trade and other receivables	7,060	6,508
Net profits interests receivable - related party	4,842	6,515
Prepaid expenses	25	-
Total current assets	28,736	28,198

Other non-current assets	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	344,169	344,196
Accumulated full cost depletion	(264,947)	(259,689)
Total	79,222	84,507
Leasehold improvements	512	512
Accumulated amortization	(476)	(451)
Total	36	61
Total assets	$108,013	$112,785

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,268	$911
Current portion of deferred rent incentive	30	39
Total current liabilities	1,298	950

Deferred rent incentive less current portion	-	11
Total liabilities	1,298	961
Commitments and contingencies (Note 2)
Partnership capital:
General partner	3,084	3,250
Unitholders	103,631	108,574
Total partnership capital	106,715	111,824

Total liabilities and partnership capital	$108,013	$112,785

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues:
Royalties	$15,575	$13,191	$30,238	$24,812
Net profits interests	1,865	4,061	4,310	5,607
Lease bonus	523	35	739	78
Other	10	8	25	16

Total operating revenues	17,973	17,295	35,312	30,513

Costs and expenses:
Operating, including production taxes	1,537	1,170	2,976	2,455
Depletion and amortization	2,766	3,268	5,283	6,654
General and administrative expenses	1,059	973	2,195	1,872

Total costs and expenses	5,362	5,411	10,454	10,981

Operating income	12,611	11,884	24,858	19,532

Other income, net	58	141	708	141

Net income	$12,669	$12,025	$25,566	$19,673

Allocation of net income:
General partner	$461	$385	$916	$659

Unitholders	$12,208	$11,640	$24,650	$19,014

Net income per common unit (basic and diluted)	$0.39	$0.38	$0.80	$0.62
Weighted average common units outstanding	30,675	30,675	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Net cash provided by operating activities	$32,282	$27,678

Cash flows provided by investing activities:
Proceeds from sale of reserves	27	-

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(30,675)	(27,958)

Increase (decrease) in cash and cash equivalents	1,634	(280)

Cash and cash equivalents at beginning of period	15,175	13,792

Cash and cash equivalents at end of period	$16,809	$13,512

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

3       Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2010 have been:

	Per Unit Amount
	2014	2013	2012	2011	2010
First quarter	$0.496172	$0.448209	$0.541883	$0.426745	$0.449222
Second quarter	$0.490861	$0.395583	$0.456351	$0.417027	$0.412207
Third quarter		$0.455287	$0.343252	$0.455546	$0.471081
Fourth quarter		$0.468560	$0.433232	$0.448553	$0.354074

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units. The second quarter 2014 distribution was paid on July 31, 2014. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by November 15, 2014.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

4       New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

Each of our five NPIs have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

Prior to the Minerals NPI (one of the five NPIs) achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will now continue to reflect such information regardless of its net profit status on a cumulative or reporting period basis. As of June 30, 2014, the Minerals NPI is currently in temporary deficit of $11,300,000, primarily due to budgeted capital expenditures.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three and Six Months Ended June 30, 2014 as compared to Three and Six Months Ended June 30, 2013

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Accrual basis sales volumes:	2014	2013(2)	2014	2013(2)
Royalty properties gas sales (mmcf)	1,025	1,207	1,848	2,484
Royalty properties oil sales (mbbls)	126	91	250	178
NPI gas sales (mmcf)	917	940	1,760	2,007
NPI oil sales (mbbls)	46	38	93	59

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$4.58	$3.84	$4.84	$3.46
Royalty properties oil sales ($/bbl)	$86.17	$93.84	$85.02	$90.85
NPI gas sales ($/mcf)	$4.47	$3.95	$5.06	$3.63
NPI oil sales ($/bbl)	$84.77	$90.71	$86.36	$90.06

Accrual basis production and capital costs deducted under the NPIs ($/mcfe) (1)	$5.18	$2.71	$5.53	$3.02
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

Natural gas sales volumes attributable to our Royalty Properties during the second quarter and first six months decreased 15.1% and 25.6% from 1,207 mmcf and 2,484 in 2013 to 1,025 and 1,848 mmcf in 2014, respectively. The decreases in natural gas sales volumes in the second quarter and first six months of 2014 compared to the same periods of 2013 are primarily due to the above mentioned change in accounting for plant products and natural reservoir declines. Oil sales volumes attributable to our Royalty Properties during the second quarter and first six months increased 38.5% and 40.4% from 91 mbbls and 178 mbbls in 2013 to 126 mbbls and 250 mbbls in the same periods of 2014, respectively. The increases in oil sales volumes are a result of the above mentioned change in accounting for plant products and robust activity in the Permian Basin and the Bakken Trend.

Natural gas sales volumes attributable to our NPIs during the second quarter and first six months of 2014 were 917 mmcf and 1,760 mmcf, decreases of 2.4% and 12.3% from 940 mmcf and 2,007 mmcf in the same periods of 2013, respectively. The decreases were primarily due to the above mentioned change in accounting for plant products and natural reservoir declines in the Fayetteville Shale. Oil sales volumes attributable to our NPIs during the second quarter and first six months of 2014 were 46 mbbls and 93 mbbls, increases of 21.1% and 57.6% from 38 mbbls and 59 mbbls during the same periods of 2013. The increase in oil sales volumes are a result of the above mentioned change in accounting for plant products and robust activity in the Permian Basin and the Bakken Trend.

The weighted average oil sales prices attributable to our interest in Royalty Properties decreased 8.2% from $93.84/bbl during the second quarter of 2013 to $86.17/bbl during the second quarter of 2014. Weighted average natural gas sales prices from Royalty Properties increased 19.3% from $3.84/mcf during the second quarter of 2013 to $4.58/mcf during the second quarter of 2014. The weighted average oil sales prices attributable to our interest in Royalty Properties decreased 6.4% from $90.85/bbl during the first six months of 2013 to $85.02/bbl during the first six months of 2014. Weighted average natural gas sales prices from Royalty Properties increased 39.9% from $3.46/mcf during the first six months of 2013 to $4.84/mcf during the first six months of 2014. Both oil and natural gas price changes resulted from changing market prices.

Second quarter weighted average oil sales prices from the NPIs decreased 6.5% to $84.77/bbl in 2014 compared to $90.71/bbl in 2013, while average oil prices for the first six months of 2014 decreased 4.1% to $86.36/bbl in 2014 compared to $90.06/bbl in the same period of 2013. Second quarter weighted average natural gas sales prices attributable to the NPIs increased 13.2% from $3.95/mcf during 2013 to $4.47/mcf in 2014, while average natural gas sales prices for the first six months of 2014 increased 39.4% to $5.06/mcf compared to $3.63/mcf in the same period of 2013. Both oil and natural gas price changes resulted from changing market prices.

Our second quarter and first six months net operating revenues increased 3.9% and 15.7% from $17,295,000 and $30,513,000 during 2013 to $17,973,000 and $35,312,000 during 2014, respectively. These increases are primarily a result of changes in prices and volumes as discussed above along with increased lease bonus income.

Costs and expenses were down slightly at $5,362,000 during the second quarter of 2014 compared to $5,411,000 in the same period of 2013. Costs and expenses during the first six months of 2014 were down 4.8% from $10,981,000 in 2013 to $10,454,000 in 2014. In both periods reduced depletion costs were offset primarily by increased production costs due to increased revenue and, to a lesser degree, general and administrative expenses.

General and administrative expenses of $1,059,000 and $2,195,000 during the second quarter and first six months of 2014 were up 8.8% and 17.3% compared to $973,000 and $1,872,000, respectively, during the same periods of 2013. Increases are primarily due to costs related to the Bakken Trend and the Fayetteville Shale.

Depletion and amortization costs of $2,766,000 and $5,283,000 during the second quarter and first six months of 2014 were down 15.4% and 20.6% compared to $3,268,000 and $6,654,000, respectively, during the same periods of 2013. The reduction was due to the effects of upward reserve revisions at 2013 year-end and lower natural gas sales volumes during 2014.

Other income of $708,000 during the first six months of 2014 was related to a first quarter 2014 settlement of a dispute on leases in North Dakota.

Second quarter and first six months net income allocable to common units increased 4.9% and 29.6% from $11,640,000 and $19,014,000 during 2013 to $12,208,000 and $24,650,000, respectively, during 2014. Increased oil and natural gas sales prices, oil volumes, and lease bonus income were partially offset by increased capital costs and commitments by the operating partnership for drilling activities on properties underlying the NPIs, and decreased natural gas sales volumes.

Net cash provided by operating activities increased 22.6% from $13,043,000 during the second quarter of 2013 to $15,992,000 during the same period of 2014. Net cash provided by operating activities increased 16.6% from $27,678,000 during the first six months of 2013 to $32,282,000 during the same period of 2014. Both increases are due to changes in oil and natural gas prices and volumes and increased lease bonus income. These increases were partially offset by capital costs and commitments for drilling activities on the properties underlying the NPI properties.

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

Cash receipts attributable to our Royalty Properties during the 2014 second quarter totaled approximately $14,400,000. These receipts generally reflect oil sales during March through May 2014 and natural gas sales during February through April 2014. The weighted average indicated prices for oil and natural gas sales received during the 2014 second quarter attributable to the Royalty Properties were $86.66/bbl and $4.60/mcf, respectively.

Cash receipts attributable to our NPIs during the 2014 second quarter totaled approximately $2,400,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during February through April 2014. The weighted average indicated prices for oil and natural gas sales received during the 2014 second quarter attributable to our NPIs were $89.45/bbl and $5.64/mcf, respectively.

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

FAYETTEVILLE SHALE TREND OF NORTHERN ARKANSAS   –   We own varying undivided perpetual mineral interests in approximately 23,000/11,000 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Permits for 520 wells had been issued on these lands as of June 30, 2014, of which the operating partnership owns an interest in 248. In total, 506 wells were spud of which 470 were completed as producers, including wells for which we may not yet have received division orders or first payment.

HORIZONTAL BAKKEN, WILLISTON BASIN – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Permits for 554 wells had been issued on these lands as of June 30, 2014. In total, 497 wells were spud, of which 403 were completed as producers including wells for which we may not yet have received division orders or first payment. In many instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of June 30, 2014, 39 of these wells had achieved 150% payout.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $16,809,000 at June 30, 2014 and $15,175,000 at December 31, 2013.

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

Changes in Internal Controls

  There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

	By:	Dorchester Minerals Management LP
its General Partner

	By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 7, 2014		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: August 7, 2014		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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