Form 10-Q
period 2014-09-30
DORCHESTER MINERALS, L.P.
filed 2014-11-07
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 6, 2014, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,899	$15,175
Trade and other receivables	6,263	6,508
Net profits interests receivable - related party	8,269	6,515
Prepaid expenses	12	-
Total current assets	30,443	28,198

Other non-current assets	19	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	340,580	344,196
Accumulated full cost depletion	(267,545)	(259,689)
Total	73,035	84,507

Leasehold improvements	512	512
Accumulated amortization	(488)	(451)
Total	24	61

Total assets	$103,521	$112,785

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,427	$911
Current portion of deferred rent incentive	20	39
Total current liabilities	1,447	950

Deferred rent incentive less current portion	-	11
Total liabilities	1,447	961

Commitments and contingencies (Note 2)

Partnership capital:
General partner	2,932	3,250
Unitholders	99,142	108,574
Total partnership capital	102,074	111,824

Total liabilities and partnership capital	$103,521	$112,785

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues:
Royalties	$13,638	$15,031	$43,876	$39,843
Net profits interests	1,603	1,365	5,913	6,972
Lease bonus	392	27	1,131	105
Other	83	17	108	33

Total operating revenues	15,716	16,440	51,028	46,953

Costs and expenses:
Operating, including production taxes	1,345	1,340	4,321	3,795
Depletion and amortization	2,610	3,547	7,893	10,201
General and administrative expenses	796	835	2,991	2,707

Total costs and expenses	4,751	5,722	15,205	16,703

Operating income	10,965	10,718	35,823	30,250

Other income, net	4	31	712	172

Net income	$10,969	$10,749	$36,535	$30,422

Allocation of net income:
General partner	$400	$399	$1,316	$1,058

Unitholders	$10,569	$10,350	$35,219	$29,364

Net income per common unit (basic and diluted)	$0.35	$0.34	$1.15	$0.96
Weighted average common units outstanding	30,675	30,675	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Net cash provided by operating activities	$47,009	$42,508

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(46,285)	(40,535)

Increase in cash and cash equivalents	724	1,973

Cash and cash equivalents at beginning of period	15,175	13,792

Cash and cash equivalents at end of period	$15,899	$15,765

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

2     Contingencies: The Partnership and Dorchester Minerals Operating LP (“operating partnership” or “DMOLP”, a Delaware limited partnership owned directly and indirectly by our general partner) are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on the consolidated financial position, cash flows, or operating results.

3     Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2010 have been:

	Per Unit Amount
	2014	2013	2012	2011	2010
First quarter	$0.496172	$0.448209	$0.541883	$0.426745	$0.449222
Second quarter	$0.490861	$0.395583	$0.456351	$0.417027	$0.412207
Third quarter	$0.447805	$0.455287	$0.343252	$0.455546	$0.471081
Fourth quarter		$0.468560	$0.433232	$0.448553	$0.354074

Distributions beginning with the first quarter of 2010 were paid on 30,675,431 units. The third quarter 2014 distribution was paid on October 30, 2014. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by February 15, 2015.

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

5     Property Sale: On September 24, 2014 (the “Closing Date”), the Partnership and DMOLP closed a transaction selling Kansas working interests in the Hugoton NPI to Linn Energy. The sale was effective June 1, with an initial purchase price of $3,800,000. Final net proceeds from the sale are subject to adjustments until 120 days after the Closing Date. In accordance with full cost accounting for oil and gas properties, the proceeds have been credited to the full cost pool as the sale did not represent a significant portion of the Partnership’s reserves. On October 20, 2014, the Partnership received payment from the Hugoton NPI in the amount of $4,041,000, which reflects, in part, proceeds from the sale.

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

Prior to the Minerals NPI (one of the five NPIs) achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will now continue to reflect such information regardless of its net profit status on a cumulative or reporting period basis. As of September 30, 2014, the Minerals NPI is currently in temporary deficit of $11,500,000, primarily due to budgeted capital expenditures.

The last payment attributable to the Minerals NPI was declared as of July 31, 2013, at which time cash on hand equaled outstanding capital commitments (resulting in a zero balance, i.e. neither a deficit nor surplus). Since that time, DMLOP has received production revenue, paid operating and capital expenses and made additional capital commitments, resulting in the temporary deficit described above. Set forth below is a summary calculation of this activity and the calculation of the Minerals NPI deficit as of September 30, 2014:

Cash on Hand @ 07/31/2013	$5,000,000
Cumulative Revenue During Period	24,400,000
Cumulative Expense During Period	(5,600,000)
Cumulative Operating Income During Period	18,800,000
Cumulative CAPEX Spent During Period	(13,500,000)
Cash Flow During Period	5,300,000
Cash on Hand @ 09/30/2014	10,300,000

Capital Commitments @ 07/31/2013	(5,000,000)
Change in Commitments During Period	(16,800,000)
Capital Commitments @ 09/30/2014	(21,800,000)

Cumulative Surplus (Deficit) @ 09/30/2014	$(11,500,000)
Note: Period runs from August 1, 2013 through September 30, 2014

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three and Nine Months Ended September 30, 2014 as compared to Three and Nine Months Ended September 30, 2013

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013(2)	2014	2013(2)
Accrual basis sales volumes:
Royalty properties gas sales (mmcf)	854	1,327	2,702	3,811
Royalty properties oil sales (mbbls)	131	104	381	282
NPI gas sales (mmcf)	853	1,050	2,613	3,057
NPI oil sales (mbbls)	66	34	159	93

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$3.59	$3.28	$4.44	$3.40
Royalty properties oil sales ($/bbl)	$81.06	$102.89	$83.66	$95.28
NPI gas sales ($/mcf)	$3.84	$3.46	$4.66	$3.57
NPI oil sales ($/bbl)	$88.06	$98.28	$87.07	$93.02

Accrual basis production and capital costs deducted under the NPIs ($/mcfe) (1)	$9.33	$4.45	$6.86	$3.51

(1)  Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

(2)  Volumes attributable to prior periods have not been adjusted to reflect the change in plant products methodology adopted January 1, 2014.

As of January 1, 2014, we adopted a change in the methodology used to account for plant products volumes. These products were previously converted into a natural gas equivalent volume, but will now be converted into a liquid equivalent volume. As a result, volumes attributable to such products will no longer contribute to natural gas sales volumes, but will instead be included with oil sales volumes. This change in methodology will affect reported results effective as of January 1, 2014, including a reduction in accrued gas equivalent volumes for Royalty and NPI properties of 182 mmcfe and 49 mmcfe, respectively, and an increase in accrued oil equivalent volumes for Royalty and NPI properties of 12 mbbls and 3 mbbls, respectively. This change in methodology was recommended by our independent reserve engineers and we feel it more accurately reflects the underlying character of our plant products and their contribution to our production results.

Natural gas sales volumes attributable to our Royalty Properties during the third quarter and first nine months decreased 35.6% and 29.1% from 1,327 mmcf and 3,811 mmcf in 2013 to 854 mmcf and 2,702 mmcf in the same periods of 2014, respectively. The decreases in natural gas sales volumes in the third quarter and first nine months of 2014 compared to the same periods of 2013 are primarily due to the above mentioned change in accounting for plant products and natural reservoir declines. Oil sales volumes attributable to our Royalty Properties during the third quarter and first nine months increased 26.0% and 35.1% from 104 mbbls and 282 mbbls in 2013 to 131 mbbls and 381 mbbls in the same periods of 2014, respectively. The increases in oil sales volumes are a result of the above mentioned change in accounting for plant products and robust activity in the Permian Basin and the Bakken Trend.

Natural gas sales volumes attributable to our NPIs during the third quarter and first nine months of 2014 were 853 mmcf and 2,613 mmcf, decreases of 18.8% and 14.5% from 1,050 mmcf and 3,057 mmcf in the same periods of 2013, respectively. The decreases were primarily due to the above mentioned change in accounting for plant products and natural reservoir declines in the Fayetteville Shale. Oil sales volumes attributable to our NPIs during the third quarter and first nine months of 2014 were 66 mbbls and 159 mbbls, increases of 94.1% and 71.0% from 34 mbbls and 93 mbbls during the same periods of 2013., respectively. The increase in oil sales volumes are a result of the above mentioned change in accounting for plant products and robust activity in the Permian Basin and the Bakken Trend.

The weighted average oil sales prices attributable to our interest in Royalty Properties decreased 21.2% from $102.89/bbl during the third quarter of 2013 to $81.06/bbl during the third quarter of 2014. Weighted average natural gas sales prices from Royalty Properties increased 9.5% from $3.28/mcf during the third quarter of 2013 to $3.59/mcf during the third quarter of 2014. The weighted average oil sales prices attributable to our interest in Royalty Properties decreased 12.2% from $95.28/bbl during the first nine months of 2013 to $83.66/bbl during the first nine months of 2014. Weighted average natural gas sales prices from Royalty Properties increased 30.6% from $3.40/mcf during the first nine months of 2013 to $4.44/mcf during the first nine months of 2014. Both oil and natural gas price changes resulted from changing market prices.

Third quarter weighted average oil sales prices from the NPIs decreased 10.4% to $88.06/bbl in 2014 compared to $98.28/bbl in 2013, while average oil prices for the first nine months of 2014 decreased 6.4% to $87.07/bbl in 2014 compared to $93.02/bbl in the same period of 2013. Third quarter weighted average natural gas sales prices attributable to the NPIs increased 11.0% from $3.46/mcf during 2013 to $3.84/mcf in 2014, while average natural gas sales prices for the first nine months of 2014 increased 30.5% to $4.66/mcf compared to $3.57/mcf in the same period of 2013. Both oil and natural gas price changes resulted from changing market prices.

Our third quarter net operating revenues decreased 4.4% from $16,440,000 during 2013 to $15,716,000 during the same period of 2014. Our first nine months net operating revenues increased 8.7% from $46,953,000 during 2013 to $51,028,000 during the same period of 2014. These changes are primarily a result of changes in prices and volumes as discussed above along with increased lease bonus income.

Costs and expenses were down 17.0% at $4,751,000 during the third quarter of 2014 compared to $5,722,000 in the same period of 2013 due to reduced depletion costs. Costs and expenses during the first nine months of 2014 were down 9.0% from $16,703,000 in 2013 to $15,205,000 in 2014. In both periods due to reduced depletion costs were offset primarily by increased production costs due to increased revenue and, to a lesser degree, general and administrative expenses.

General and administrative expenses of $796,000 during the third quarter of 2014 were down 4.7% compared to $835,000 during the same period of 2013. General and administrative expenses of $2,991,000 during the first nine months of 2014 were up 10.5% compared to $2,707,000 during the same period of 2013. Changes in both periods are primarily due to costs related to the Bakken Trend and the Fayetteville Shale.

Depletion and amortization costs of $2,610,000 and $7,893,000 during the third quarter and first nine months of 2014 were down 26.4% and 22.6% compared to $3,547,000 and $10,201,000, respectively, during the same periods of 2013. The reduction was due to the effects of upward reserve revisions at 2013 year-end and lower natural gas sales volumes during 2014.

Other income of $712,000 during the first nine months of 2014 was related to a first quarter 2014 settlement of a dispute on leases in North Dakota.

Third quarter and first nine months net income allocable to common units increased 2.1% and 19.9% from $10,350,000 and $29,364,000 during 2013 to $10,569,000 and $35,219,000, respectively, during 2014. Increased oil and natural gas sales prices, oil volumes, and lease bonus income were partially offset by increased capital costs and commitments by the operating partnership for drilling activities on properties underlying the NPIs, decreased oil sales prices, and decreased natural gas sales volumes.

Net cash provided by operating activities was about the same at $14,830,000 during the third quarter of 2013 compared to $14,727,000 during the same period of 2014. Net cash provided by operating activities increased 10.6% from $42,508,000 during the first nine months of 2013 to $47,009,000 during the same period of 2014. Both increases are due to changes in oil prices and volumes and increased lease bonus income. These increases were partially offset by capital costs and commitments for drilling activities on the properties underlying the NPI properties.

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

Cash receipts attributable to our Royalty Properties during the 2014 third quarter totaled approximately $13,600,000. These receipts generally reflect oil sales during June through August 2014 and natural gas sales during May through July 2014. The weighted average indicated prices for oil and natural gas sales received during the 2014 third quarter attributable to the Royalty Properties were $85.60/bbl and $4.15/mcf, respectively.

Cash receipts attributable to our NPIs during the 2014 third quarter totaled approximately $1,800,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during May through July 2014. The weighted average indicated prices for oil and natural gas sales received during the 2014 third quarter attributable to our NPIs were $89.50/bbl and $4.40/mcf, respectively.

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

Fayetteville Shale Trend of Northern Arkansas   –   We own varying undivided perpetual mineral interests in approximately 23,000/11,000 gross/net acres located in Cleburne, Conway, Faulkner, Franklin, Johnson, Pope, Van Buren, and White counties, Arkansas in an area commonly referred to as the “Fayetteville Shale” trend of the Arkoma Basin. Permits for 531 wells had been issued on these lands as of September 30, 2014, of which the operating partnership owns an interest in 248. In total, 515 wells were spud of which 484 were completed as producers, including wells for which we may not yet have received division orders or first payment.

Horizontal Bakken, Williston Basin – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Permits for 586 wells had been issued on these lands as of September 30, 2014. In total, 531 wells were spud, of which 428 were completed as producers including wells for which we may not yet have received division orders or first payment. In many instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of September 30, 2014, 40 of these wells had achieved 150% payout.

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

The operating partnership owns and operates the wells, pipelines and natural gas compression and dehydration facilities located in Oklahoma. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. These capital and operating costs are reflected in the NPI payments we receive from the operating partnership.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $15,899,000 at September 30, 2014 and $15,175,000 at December 31, 2013.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 6, 2014		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: November 6, 2014		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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