Form 10-K
period 2014-12-31
DORCHESTER MINERALS, L.P.
filed 2015-02-19
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2014

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $852,752,548 as of June 30, 2014, based on $30.54 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

 Number of Common Units outstanding as of February 19, 2015: 30,675,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2015 Annual Meeting of Unitholders to be held on May 20, 2015, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2014.

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

Through October 2014, the operating partnership sold most of its Oklahoma Hugoton field natural gas production to a Williams entity (WPX Energy Marketing, LLC, a wholly owned subsidiary of WPX Energy, Inc.) on a daily market price basis. Beginning in November 2014, DCP Midstream, LP became the purchaser of such gas on a similar market price basis. DCP Midstream, LP has also been the processor of such gas. Both the purchase and processing agreements will expire at the end of 2015. The operating partnership has reviewed alternative gas purchasers. We believe that the loss of DCP Midstream, LP or any single customer would not have a material adverse effect on us due to the availability of alternative purchasers.

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

Employees

As of February 19, 2015, the operating partnership had 22 full-time employees in our Dallas, Texas office and seven full-time employees in field locations.

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

A significant portion of the properties subject to the NPIs are natural gas properties located in the Hugoton field in Oklahoma. Because of this geographic concentration, any regional events, including natural disasters that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact the net proceeds payable under the NPIs more than if the properties were more geographically diversified.

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

Our business and the properties in which we hold interests are subject to federal, state and local laws and regulations relating to the oil and natural gas industry as well as regulations relating to safety matters. These laws and regulations can have a significant impact on production and costs of production. For example, Oklahoma, where properties that are subject to the NPIs are located, have the ability, directly or indirectly, to limit production from those properties, and such limitations or changes in those limitations could negatively impact us in the future.

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

The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or use specific equipment or technologies to control emissions. The EPA continues to develop stringent regulations governing emissions of toxic air pollutants from oil and gas facilities. Specifically, on April 18, 2012, the EPA issued new final regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”). The new regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically fractured wells and other equipment. Under the regulations, since January 1, 2015 owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use so-called “green completion” technology to recover natural gas that formerly would have been flared or vented. Obtaining permits and complying with these new requirements has the potential to increase costs of production and delay the development of our properties.

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

In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives through an informal policy statement posted on the agency’s website. Industry groups filed a lawsuit challenging the EPA’s decision. In February 2012, the EPA and industry reached a settlement under which the EPA agreed to issue hydraulic fracturing permitting guidance through the notice and comment process. The EPA published a draft guidance document in May 2012, and accepted comments through August 2012. The EPA’s final guidance, which has not yet been issued, may result in extensive requirements that could cause additional costs and delays in the hydraulic fracturing process using diesel fuel.

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

The EPA’s Office of Research and Development (ORD) is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The ORD had expected to publish final results by 2014, but as of January 2015 final results had not been released. In addition to the EPA study, there are other governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing. In April 2012, President Obama issued an executive order establishing an interagency working group to coordinate Federal policies related to unconventional gas development. In addition, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, in 2011 the U.S. Department of Energy conducted an investigation to identify best practices for hydraulic fracturing. These investigations, initiatives, and studies could result in additional efforts to regulate hydraulic fracturing.

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

Additionally, certain states in which our properties are located, including Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, pursuant to legislation adopted by the State of Texas in June 2011, the Railroad Commission of Texas enacted a rule in December 2011, requiring public disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit well drilling in general and/or hydraulic fracturing in particular. For instance, in November 2014 voters in the City of Denton, Texas voted to ban hydraulic fracturing. While that ordinance is the subject of ongoing litigation, other local governments may attempt to enact similar bans in the future. State and local governments may also seek to regulate or recover costs of activities tangentially associated with hydraulic fracturing, such as increased truck traffic. In the event state, local, or municipal legal restrictions are adopted in areas where our properties are located, the cost of the operators of our oil and natural gas properties complying with such requirements may be significant in nature, which may cause delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even preclude the operators from drilling wells.

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

In December 2010, the EPA enacted final regulations on mandatory reporting of GHGs. Those regulation required owners or operators of facilities that contain petroleum and natural gas systems and emit 25,000 metric tons or more of GHGs per year (expressed as carbon dioxide equivalent or CO2E) to annually report carbon dioxide, methane and nitrous oxide emissions, beginning in September 2012. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits.

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

Both the Proposed Fiscal Year 2015 Federal Budget and recently proposed legislation in Congress would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration activities. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the repeal of the domestic manufacturing tax deduction for oil and natural gas companies, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available to our unitholders and to oil and natural gas operators that we rely upon to develop our properties. Such legislation or changes could negatively impact both our unitholders and our Partnership financially.

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

Acreage Summary

The following table sets forth, as of December 31, 2014, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	18	18	8	25
Number of Counties/Parishes	465	190	137	34	574
Gross Acres	2,307,000	618,000	208,000	34,000	3,114,000
Net Acres (where applicable)	377,000	-	-	-	377,000

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

The following table sets forth, as of December 31, 2014, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross(1)	Net(1)	State	Gross	Net(1)
Alabama	105,000	8,000	Missouri	<500	< 500
Arkansas	47,000	15,000	Montana	282,000	63,000
California	1,000	< 500	Nebraska	3,000	< 500
Colorado	23,000	1,000	New Mexico.	42,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	292,000	46,000
Illinois	5,000	1,000	Oklahoma	230,000	17,000
Indiana	< 500	< 500	Pennsylvania.	10,000	6,000
Kansas	14,000	2,000	South Dakota	14,000	1,000
Kentucky	2,000	1,000	Texas	1,636,000	152,000
Louisiana	132,000	3,000	Utah	6,000	< 500
Michigan	54,000	3,000	Wyoming	27,000	1,000
Mississippi	72,000	9,000
(1)	< 500 means acreage owned did not round up to 1,000.

Leasing Activity

The operating partnership and we received cash payments in the amount of $2,264,000 during 2014 attributable to lease bonus on 98 leases and 9 pooling elections in lands located in 33 counties and parishes in five states. These leases reflected bonus payments ranging up to $3,750/acre and initial royalty terms ranging up to 27.5%.

The following table sets forth a summary of leases and pooling elections consummated during 2012 through 2014.

	2014	2013	2012
Number	107	33	66
Number of States	5	6	7
Number of Counties	33	21	19
Average Royalty	24.4%	24.9%	23.1%
Average Bonus, $/acre	$818	$3,221	$1,334
Total Lease Bonus – cash basis	$2,264,000	$2,109,000	$4,568,000

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

Prior to the Minerals NPI (one of the five NPIs) achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will now continue to reflect such information regardless of its net profit status on a cumulative or reporting period basis because the NPI is in temporary deficit due to capital expenditures. The amounts that are included in Net Profits Income for the Minerals NPI properties for the years ended December 31, 2012, and 2013 were $1,546,000 and $2,583,000, respectively. Minerals NPI production volumes and prices are within the consolidated financial statements in accordance with GAAP although net profits income in 2014 from this NPI is zero as capital expenditures have exceeded net operating income.

The last payment attributable to the Minerals NPI was declared as of July 31, 2013, at which time cash on hand equaled outstanding capital commitments (resulting in a zero balance, i.e. neither a deficit nor surplus). Since that time, DMOLP has received production revenue, paid operating and capital expenses and made additional capital commitments, resulting in the temporary deficit described above. Set forth below is a summary calculation of this activity and the calculation of the Minerals NPI deficit as of December 31, 2014:

Cash on hand @ 07/31/2013	$5,000,000
Cumulative revenue during period	29,400,000
Cumulative expense during period	(6,900,000)
Cumulative operating income during period	22,500,000
Cumulative CAPEX spent during period	(21,700,000)
Increase in cash	800,000
Cash on hand @ 12/31/2014	5,800,000

Capital commitments @ 07/31/2013	(5,000,000)
Change in commitments during period	(9,800,000)
Capital commitments @ 12/31/2014	(14,800,000)

Cumulative deficit @ 12/31/2014	$(9,000,000)

Note: Period runs from August 1, 2013 through December 31, 2014

Acreage Summary

The following tables set forth, as of December 31, 2014, information concerning properties owned by the operating partnership and subject to the NPIs. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership's interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories. In addition to amounts listed below, the operating partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold	Total
Number of States	12	2	6	12
Number of Counties/Parishes	61	2	12	65
Gross Acres	50,000	1,000	93,000	144,000
Net Acres	6,000	-	75,000	81,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net(1)	Gross	Net(1)	Gross	Net
Oklahoma	12,000	1,000	80,000	74,000	92,000	75,000
Kansas	1,000	< 500	-	-	1,000	<500
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
All Others	37,000	5,000	5,000	< 500	42,000	5,000
Totals	51,000	6,000	93,000	75,000	144,000	81,000

(1)	< 500 means acreage owned did not round up to 1,000.

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

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Acquisition costs	$-	$-	$-
Development costs	19,034	5,974	6,508
Total	$19,034	$5,974	$6,508

Productive Well Summary

The following table sets forth, as of December 31, 2014, the combined number of producing wells on the properties subject to the NPIs. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	128	116.3
All others	663	24.8
Total	791	141.1

(1)	Large, multi-well units which are forecasted in aggregate are included as one gross well.

Drilling Activity

During 2014, we received division orders or first payments for 442 new wells completed on our Royalty Properties in eight states, and 124 new wells completed on our NPI Properties in six states.  Included in these totals are wells in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

Additional information concerning selected properties is summarized below:

Horizontal Bakken, Williston Basin – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota.  Permits for 474 wells had been issued on these lands as of December 31, 2014. In total, 560 wells were spud, of which 493 were completed as producers including wells for which we may not yet have received division orders or first payment. In some instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of December 31, 2014, 42 of these wells had achieved 150% payout.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the operating partnership, electing non-consent under North Dakota law, or a combination thereof.

Oil and Natural Gas Reserves

The following table reflects the Partnership's proved developed and total proved reserves at December 31, 2014. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas, and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

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

Summary of Oil and Gas Reserves as of Fiscal Year-End

	All Proved Developed and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)
2014	4,482	26,808	1,264	28,893	5,746	55,701
2013	4,293	31,929	794	28,544	5,087	60,473
2012	3,350	36,780	297	27,361	3,647	64,141

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.

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

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves. Hugoton Field production (not sales) for the last three years is listed below:

	Production by Significant Field
	Oil bbls	Gas mcf	Boe
2014	-	2,677,000	446,000
2013	-	3,000,000	500,000
2012	-	3,239,000	540,000

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

	2014		2013
	High	Low	High	Low
First Quarter	$26.31	$24.08	$24.08	$20.43
Second Quarter	$30.61	$26.15	$25.65	$22.65
Third Quarter	$35.55	$28.51	$25.24	$23.56
Fourth Quarter	$31.72	$22.02	$26.00	$23.69

As of December 31, 2014, there were 15,439 common unitholders.

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

Unitholder cash distributions per common unit for the past three years have been:

	Per Unit Amount
	2014	2013	2012
First Quarter	$0.496172	$0.448209	$0.541883
Second Quarter	$0.490861	$0.395583	$0.456351
Third Quarter	$0.447805	$0.455287	$0.343252
Fourth Quarter	$0.485780	$0.468560	$0.433232

Each of the foregoing distributions were paid on 30,675,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2015.

Please see "Fourth Quarter 2014 Distribution Indicated Price" discussion contained in “Item 7. __ Management's Discussion and Analysis of Financial Condition and Results of Operations ___ Liquidity and Capital Resources ___ Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2014 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2009 through December 31, 2014. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ITEM 6. SELECTED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2014	2013	2012	2011	2010
Total operating revenues	$65,170	$65,869	$63,204	$69,489	$61,094
Depreciation, depletion and amortization	10,050	13,143	16,583	18,348	17,988
Net income	45,239	43,576	38,022	42,215	34,883
Net income per unit (basic and diluted)	1.42	1.37	1.20	1.33	1.11
Cash distributions(1)	60,539	55,015	56,870	52,505	52,198
Cash distributions per unit(1)	1.90	1.73	1.79	1.65	1.65
Total assets	97,509	112,785	123,800	142,769	153,111
Total liabilities	985	961	537	658	710
Partners' capital	96,524	111,824	123,263	142,111	152,401

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 Overview

Our results during 2014 were strong due to robust activity on our Bakken and Permian Basin properties. Significant results include the following:

●	Net income of $45.2 million;
●	Distributions of $58.4 million to our limited partners;
●

Identification of 442 new wells completed on our Royalty Properties in eight states, and 124 new wells completed on our NPI Properties in six states. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

●	Consummation of 107 leases and pooling elections of our mineral interest in undeveloped properties located in 33 counties and parishes in five states, and
●	Lease bonus income of $1.6 million dollars.

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

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$721,000	$270,000	$451,000	-	-

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

	Years Ended December 31,
	2014	2013	2012
Accrual Basis Sales Volumes:
Royalty Properties Gas Sales (mmcf)	3,574	5,049	6,007
Royalty Properties Oil Sales (mbbls)	502	379	362
Net Profits Interests Gas Sales (mmcf)	3,383	4,111	4,429
Net Profits Interests Oil Sales (mbbls)	219	140	77

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$4.21	$3.44	$2.82
Royalty Properties Oil Sales ($/bbl)	$78.64	$94.15	$89.21
Net Profits Interests Gas Sales ($/mcf)	$5.02	$4.15	$3.33
Net Profits Interests Oil Sales ($/bbl)	$80.83	$91.85	$87.67
Accrual Basis Production Costs Deducted under the Net Profits Interests ($/mcfe) (1)	$5.70	$3.98	$2.83

(1)	Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes prices.

Comparison of the twelve-month periods ended December 31, 2014, 2013 and 2012

Royalty Properties’ oil sales volumes increased 4.7% from 362 mbbls during 2012 to 379 mbbls during 2013, and then increased 32.5% to 502 mbbls during 2014. These increases are primarily due to activity in the Bakken Trend which offset natural declines in other regions. Royalty Properties’ gas sales volumes decreased 15.9% from 6,007 mmcf during 2012 to 5,049 mmcf during 2013, and then decreased 29.2% to 3,574 mmcf during 2014. The decreases in all periods were primarily due to natural declines in the Fayetteville Shale and Barnett Shale.

NPI properties’ oil sales volumes increased 81.8% from 77 mbbls during 2012 to 140 mbbls during 2013; and subsequently increased 56.4% to 219 mbbls during 2014 due to continued activity in the Bakken and Permian regions. NPI properties’ gas sales volumes decreased 7.2% from 4,429 mmcf during 2012 to 4,111 mmcf during 2013 and subsequently decreased 17.7% to 3,383 mmcf in 2014 due to natural declines in the Fayetteville Shale and the sale of Kansas working interests.

Weighted average oil sales prices attributable to the Royalty Properties increased 5.5% from $89.21 per bbl in 2012 to $94.15 per bbl in 2013 and subsequently decreased 16.5% to $78.64 per bbl in 2014. Royalty Properties’ weighted average gas sales prices increased 22.0% from $2.82 per mcf during 2012 to $3.44 per mcf during 2013 and then increased 22.4% to $4.21 per mcf during 2014. All such fluctuations resulted from changing market prices.

Weighted average NPI properties’ gas sales prices increased 24.6% from $3.33 per mcf during 2012 to $4.15 per mcf during 2013 and then increased 21.0% to $5.02 per mcf in 2014. NPI properties’ weighted average oil sales prices increased 4.8% from $87.67 per bbl during 2012 to $91.85 per bbl during 2013 and subsequently decreased 12.0% to $80.83 per bbl in 2014. All such fluctuations resulted from changing market prices. Additionally, 2013 natural gas prices include a natural gas liquids payment accrual of $0.63/mcf related to 2013 production compared to $0.71/mcf in 2012. The accrued 2014 natural gas liquids payment of $0.57/mcf is included in the $5.02/mcf average gas sales price for 2014. The natural gas liquids payments are based on an Oklahoma Guymon-Hugoton field 1994 gas delivery and processing agreement that is in effect through 2015. Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment. In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued. Generally, we receive payment in the first quarter of the following year.

Lease bonus income decreased from $4,538,000 in 2012 to $2,319,000 in 2013, and then decreased to $1,590,000 in 2014. In 2012 we received proceeds of approximately $2,807,000 from two leasing transactions in Lycoming County, Pennsylvania and Wheeler County, Texas. Other operating revenue in 2012 mainly represents recovery of compensatory royalty obligations. In 2013, we received proceeds of approximately $1,886,000 from two leasing transactions to one party in Loving County, Texas and Lea County, New Mexico.

Our operating revenues increased 4.2% from $63,204,000 during 2012 to $65,869,000 in 2013, and subsequently decreased only 1.1% to $65,170,000 in 2014. The change in 2013 compared to 2012 was due to increased oil and natural gas prices and oil production which was offset by lower lease bonus and natural gas production. In 2014 increased natural gas prices and oil production were offset by lower lease bonus, decreased oil prices, and lower natural gas production.

Depletion, depreciation and amortization decreased 20.7% from $16,583,000 in 2012 to $13,143,000 in 2013 primarily as a result of a lower depletion rate due to upward revisions in oil and natural gas reserve estimates and reduced natural gas production. During 2014 depletion and amortization decreased 23.5% to $10,050,000, primarily as a result of a lower depletion rate due to upward revisions in oil and natural gas reserve estimates and reduced natural gas production. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

General and administrative (“G&A”) costs increased 10.0% from $3,815,000 in 2012 to $4,196,000 in 2013, primarily due to costs related to the Bakken Trend and the Fayetteville Shale. Those same costs increased 22.4% to $5,137,000 in 2014 compared to 2013 primarily due to increased activity in our properties in the Bakken Trend, Midland Basin and costs associated with added compensation expense for new hires, and merit and retention bonuses for all employees.

Other income of $712,000 during 2014 was related to a first quarter 2014 settlement of a dispute on leases in North Dakota.

Net cash provided by operating activities was about the same at $56,424,000 during 2012 compared to $56,398,000 during 2013. During 2014 net cash provided by operating activities was up 2.2% at $57,660,000 due to increased oil production and natural gas prices, partially offset by reduced natural gas production and oil prices and lower lease bonus income.

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

See Item 1A. Risk Factors – “Environmental costs and liabilities and changing environmental regulation could affect our cash flow” and “The adoption of climate change legislation by Congress or executive orders or regulations could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.”

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

The operating partnership owns and operates the wells, pipelines and natural gas compression and dehydration facilities on its properties located in Oklahoma. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. These capital and operating costs are reflected in the NPI payments we receive from the operating partnership.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $15,912,000 for 2014 and $15,175,000 for 2013.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2013 through December 2014 were as follows:

					$ in Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2013	4th	January 21, 2014	January 31, 2014	$0.468560	$14,373	$560
2014	1st	April 21, 2014	May 1, 2014	0.496172	15,220	522
2014	2nd	July 21, 2014	July 31, 2014	0.490861	15,057	552
2014	3rd	October 20, 2014	October 30, 2014	0.447805	13,738	517
	Total distributions paid in 2014				$58,388	$2,151
2014	4th	January 26, 2015	February 5, 2015	$0.485780	$14,901	$455

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of our NPI net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests (or “NPIs”). The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month less production costs actually paid during the same month. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made NPI payments to us totaling $9,004,000 during October 2013 through September 2014, which payments reflected 96.97% of total net proceeds of $9,285,000 realized from September 2013 through August 2014. Net proceeds realized by the operating partnership during September through November 2014 were reflected in NPI payments made during October through December 2014. These payments were included in the fourth quarter distribution paid in early 2015 and are excluded from this 2014 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2013 through September 2014 were $51,535,000, of which $49,474,000 (96%) was distributed to the limited partners and $2,061,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2014 became part of the fourth quarter distribution paid in early 2015, which is excluded from this 2014 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2013 through September 2014 demonstrates the method.

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$-	$2,061
96% of Net Cash Receipts from Royalty Properties	49,474	-
1% of NPI Payments to our Partnership	-	90
99% of NPI Payments to our Partnership	8,914	-
Total Distributions	$58,388	$2,151
Operating Partnership Share (3.03% of Net Proceeds)	-	281
Total General Partner Share		$2,432
% of Total	96%	4%

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

During the period October 2013 through September 2014, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Available cash means all cash and cash equivalents on hand at the end of that quarter, less any amount of cash reserves that our general partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable laws or agreements or obligations to which we may be subject. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes, deferred compensation contributions and payroll taxes). These amounts generally are not held for periods over one year.

Fourth Quarter 2014 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2014 fourth quarter totaled approximately $11.4 million. These receipts generally reflect oil sales during September through November 2014 and natural gas sales during August through October 2014. The weighted average indicated prices for oil and natural gas sales during the 2014 fourth quarter attributable to the Royalty Properties were $72.90/bbl and $3.56/mcf.

Cash receipts attributable to the Partnership's NPIs during the 2014 fourth quarter totaled approximately $5.3 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2014, along with amounts received from the sale of Kansas operated working interests. The weighted average indicated prices for oil and natural gas sales during the 2014 fourth quarter attributable to the NPIs were $79.54/bbl and $3.82/mcf.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2014, the limitation was in excess of the reimbursement amounts actually paid or accrued.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (1992). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2014. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2014.

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
Date: February 19, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 19, 2015	H.C. Allen, Jr. Chief Financial Officer and Manager (Principal Financial and Accounting Officer) Date: February 19, 2015

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Chief Operating Officer and Manager Date: February 19, 2015	Buford P. Berry Manager Date: February 19, 2015

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: February 19, 2015	C. W. Russell Manager Date: February 19, 2015

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 19, 2015	Robert C. Vaughn Manager Date: February 19, 2015

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4
Consolidated Income Statements for each of the Years Ended December 31, 2014, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for each of the Years Ended December 31, 2014, 2013 and 2012	F-6
Consolidated Statements of Changes in Partnership Capital for each of the Years Ended December 31, 2014, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-8
Supplemental Oil and Natural Gas Data (Unaudited)	F-12
Supplemental Quarterly Data (Unaudited)	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2014 and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated income statements, statements of cash flows, and statements of changes in partnership capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Minerals, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 19, 2015

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(Dollars in Thousands)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$15,912	$15,175
Trade and other receivables	4,761	6,508
Net profits interests receivable—related party	5,792	6,515
Total current assets	26,465	28,198

Other non-current assets	19	19

Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	340,703	344,196
Accumulated full cost depletion	(269,690)	(259,689)
Total	71,013	84,507

Leasehold improvements	512	512
Accumulated amortization	(500)	(451)
Total	12	61

Total assets	$97,509	$112,785

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$975	$911
Current portion of deferred rent incentive	10	39
Total current liabilities	985	950
Deferred rent incentive less current portion	--	11
Total liabilities	985	961
Commitments and contingencies (Note 4)
Partnership capital:
General partner	2,692	3,250
Unitholders	93,832	108,574
Total partnership capital	96,524	111,824
Total liabilities and partnership capital	$97,509	$112,785

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands, except per unit amounts)

	2014	2013	2012
Operating revenues:
Royalties	$54,513	$53,077	$49,237
Net profits interests	8,870	10,348	7,947
Lease bonus	1,590	2,319	4,538
Other	197	125	1,482
Total operating revenues	65,170	65,869	63,204

Costs and expenses:
Production taxes	2,548	2,475	2,014
Operating expenses	2,908	2,655	2,781
Depreciation, depletion and amortization	10,050	13,143	16,583
General and administrative expenses	5,137	4,196	3,815
Total costs and expenses	20,643	22,469	25,193
Operating income	44,527	43,400	38,011

Other income, net	712	176	11
Net income	$45,239	$43,576	$38,022

Allocation of net income:
General partner	$1,593	$1,501	$1,343
Unitholders	$43,646	$42,075	$36,679
Net income per common unit (basic and diluted)	$1.42	$1.37	$1.20
Weighted average common units outstanding (000's)	30,675	30,675	30,675

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$45,239	$43,576	$38,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,050	13,143	16,583
Amortization of deferred rent incentive	(40)	(39)	(40)
Changes in operating assets and liabilities:
Trade and other receivables	1,747	(702)	796
Net profits interests receivable—related party	600	(43)	1,144
Accounts payable and other current liabilities	64	463	(81)
Net cash provided by operating activities	57,660	56,398	56,424

Cash flows provided by investing activities:
Proceeds from sale of NPI reserves	3,616	--	--

Cash flows used in financing activities:
Distributions paid to partners	(60,539)	(55,015)	(56,870)

Increase (decrease) in cash and cash equivalents	737	1,383	(446)
Cash and cash equivalents at beginning of year	15,175	13,792	14,238
Cash and cash equivalents at end of year	$15,912	$15,175	$13,792

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For the Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

Year	General Partner	Unitholders	Total	Unitholder Units
2012
Balance at January 1, 2012	$4,242	$137,869	$142,111	30,675,431
Net income	1,343	36,679	38,022
Distributions ($1.790039 per Unit)	(1,960)	(54,910)	(56,870)
Balance at December 31, 2012	3,625	119,638	123,263	30,675,431
2013
Net income	1,501	42,075	43,576
Distributions ($1.732311 per Unit)	(1,876)	(53,139)	(55,015)
Balance at December 31, 2013	3,250	108,574	111,824	30,675,431
2014
Net income	1,593	43,646	45,239
Distributions ($1.903398 per Unit)	(2,151)	(58,388)	(60,539)
Balance at December 31, 2014	$2,692	$93,832	$96,524	30,675,431

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013, and 2012

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013, and 2012

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years 2014, 2013, and 2012.

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

Our Partnership’s properties are being depleted on the unit-of-production method using estimates of proved oil and natural gas reserves. Gains and losses are recognized upon the disposition of oil and natural gas properties involving a significant portion (greater than 25%) of our Partnership’s reserves. Proceeds from other dispositions of oil and natural gas properties are credited to the full cost pool. See Note 6 below for property sales.

Due to the nature of our interests, we have no exploratory wells or associated costs pending determination, and no exploratory well costs were charged to expense for the years 2014, 2013 and 2012.

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

Asset Retirement Obligations — Based on the nature of our property ownership, we have no material obligation to record.

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

December 31, 2014, 2013, and 2012

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

We have an effective shelf registration statement on Form S-4 registering 5,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. As of December 31, 2014, 2,565,000 units remain available under the shelf registration statement.

3.	Related Party Transactions

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPIs, and provides day-to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable general and administrative costs, including rent, salaries, and employee benefit plans. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the 5% limit amount for the years ended December 31, 2014, 2013, and 2012. Additionally, certain reimbursable direct costs such as professional and regulatory fees and ad valorem and severance taxes are not limited. Significant activity between the partnership and the operating partnership consists of the following:

	In Thousands
From/To Operating Partnership	2014	2013	2012
Net Profits Interests Payments Receivable or Accrued (1)	$5,792	$6,515	$6,472
General & Administrative Amounts (Receivable) Payable	$(48)	$76	$(56)
General & Administrative Amounts Accrued	$352	$42	$6
Total General & Administrative Amounts	$3,348	$2,349	$2,358

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

4.	Commitments and Contingencies

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

Operating Leases—We have entered into a non-cancelable operating lease agreement in the ordinary course of our business activities. This lease was extended on January 28, 2015, for a term of 25 months beginning on May 1, 2015, with an extension option of one (1) year. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and now expires in 2017 unless extended. Under the January 28, 2015 lease monthly rental payments range from $26,162-$26,656 and the Partnership received a tenant improvement allowance of $112,547. The Partnership will recognize a deferred rent liability for the rent escalations when the amount of straight-line rent exceeds the lease payments, and will reduce the deferred rent liability when the lease payments exceed the straight-line rent expense. For the tenant improvement allowance, the Partnership will record a deferred rent liability and amortize the deferred rent over the lease term as a reduction to rent expense.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013, and 2012

Rental expense related to the lease, including operating expenses and consumption of electricity, was $268,000, $223,000, and $235,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Minimum rental commitments under the terms of our operating lease are as follows:

Years Ended December 31,	Minimum Payments
2015	$270,000
2016	$318,000
2017	$133,000
Total	$721,000

5.	Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:	Per Unit Amount
	2014	2013	2012
First Quarter	$0.496172	$0.448209	$0.541883
Second Quarter	$0.490861	$0.395583	$0.456351
Third Quarter	$0.447805	$0.455287	$0.343252
Fourth Quarter	$0.485780	$0.468560	$0.433232

Each of the foregoing distributions were paid on 30,675,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2015.

6.	Property Sale

On September 24, 2014 (the “Closing Date”), the Partnership and DMOLP closed a transaction selling Kansas working interests in the Hugoton NPI to Linn Energy. The sale was effective June 1, with an initial purchase price of $3,800,000. In accordance with full cost accounting for oil and gas properties, the Partnership’s share of proceeds less costs of sale of approximately $3,500,000 has been credited to the full cost pool as the sale did not represent a significant portion of the Partnership’s reserves.

There were no other significant sales during 2014.

7.	New Accounting Pronouncements:

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

December 31, 2014, 2013, and 2012

Oil and Natural Gas Reserve and Standardized Measure Information

The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2014 that would have a material effect on our estimated proved developed reserves.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2014	2013	2012	2014	2013	2012
Estimated quantity, beginning of year.	5,087	3,647	3,566	60,473	64,141	66,963
Revisions in previous estimates (1)	1,380	1,959	520	4,910	5,860	8,024
Sales of reserves in place (2)	--	--	--	(2,426)	--	--
Production	(721)	(519)	(439)	(7,256)	(9,528)	(10,846)
Estimated quantity, end of year	5,746	5,087	3,647	55,701	60,473	64,141

(1) Changes in oil reserves for the year ended December 31, 2012 include an upward revision of 520 mbbls predominantly due to increased activity on our Bakken Shale properties, ongoing development on our Royalty Properties and well performance exceeding previous projections in various areas. Changes in oil reserves for the year ended December 31, 2013 include an upward revision of 1,959 mbbls predominately due to ongoing development on our Bakken properties and well performance exceeding previous projections in various areas. Changes in oil reserves for the year ended December 31, 2014 include upward revision of 1,380 mbbls predominately due to ongoing development on our Bakken properties and well performance exceeding previous projections in various areas.

Changes in natural gas reserves for the year ended December 31, 2012 include an upward revision of 8,024 mmcf predominately due to ongoing development on our Royalty Properties and well performance exceeding previous projections in various areas, despite the negative impact of low natural gas prices. Changes in natural gas reserves for the year ended December 31, 2013 include an upward revision of 5,860 mmcf predominately due to well performance exceeding previous projections in various areas. Changes in natural gas reserves for the year ended December 31, 2014 include an upward revision of 4,910 mmcf predominately due to well performance exceeding previous projections in various areas.

Effective for the January 1, 2014 reserve reports, product volumes are included in oil quantities, not natural gas quantities. Such volumes were 997 mboe or 5,981 mmcfe at January 1, 2013, 644 mboe or 3,864 mmcfe at January 1, 2014, and 671 mboe or 4,024 mmcfe at January 1, 2015

(2) The Partnership and DMOLP sold Kansas working interests in the Hugoton NPI.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

December 31, 2014, 2013, and 2012

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2014		2013		2012
Future estimated gross revenues		$603,283		$557,492	$442,858
Future estimated production costs		(28,125)		(31,335)	(30,174)
Future estimated net revenues		575,158		526,157	412,684
10% annual discount for estimated timing of cash flows		(273,732)		(254,869)	(200,990)
Standardized measure of discounted future estimated net cash flows		$301,426		$271,288	$211,694
Sales of oil and natural gas produced, net of production costs		$(57,926)		$(58,295)	$(52,389)
Net changes in prices and production costs		16,605		35,215	(55,664)
Revisions of previous quantity estimates		49,488		60,453	35,914
Accretion of discount		27,129		21,169	26,159
Sale of reserves in place		(878)		--	--
Change in production rate and other		(4,280)		1,052	(3,916)
Net change in standardized measure of discounted future estimated net cash flows		$30,138		$59,594	$(49,896)
Depletion of oil and natural gas properties (dollars per mcfe)		$0.86		$1.04	$1.23
Average oil price per barrel (1)	(2)$	82.49	(2)$	85.95	$91.16
Average natural gas price per mcf (1)		$4.14		$3.36	$2.62

(1)	Includes Royalty and NPI prices combined by volumetric proportions.
(2)	Includes oil and natural gas liquids prices combined by volumetric proportions.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Quarterly Data

(Unaudited)

December 31, 2014 and 2013

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2014 Quarter Ended				2013 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Total operating revenues	$17,339	$17,973	$15,716	$14,142	$13,218	$17,295	$16,440	$18,916
Net income	$12,897	$12,669	$10,969	$8,704	$7,648	$12,025	$10,749	$13,154
Net income per Unit (basic and diluted)	$0.41	$0.39	$0.35	$0 .27	$0.24	$0.38	$0.34	$0 .41
Weighted average common units outstanding	30,675	30,675	30,675	30,675	30,675	30,675	30,675	30,675

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)
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

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Calhoun, Blair & Associates
23.3*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

E-1

Number	Description
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1*	Report of Calhoun, Blair & Associates
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________________

* Filed herewith

** Furnished herewith

E-2