Form 10-Q
period 2015-03-31
DORCHESTER MINERALS, L.P.
filed 2015-05-07
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 7, 2015, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,673	$15,912
Trade and other receivables	3,430	4,761
Net profits interests receivable - related party	3,843	5,792
Prepaid expenses	58	19
Total current assets	18,004	26,484

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	340,636	340,703
Accumulated full cost depletion	(272,143)	(269,690)
Total	68,493	71,013

Leasehold improvements	512	512
Accumulated amortization	(512)	(500)
Total	-	12

Total assets	$86,497	$97,509

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,298	$975
Current portion of deferred rent incentive	-	10
Total liabilities	1,298	985

Commitments and contingencies (Note 2)

Partnership capital:
General partner	2,390	2,692
Unitholders	82,809	93,832
Total partnership capital	85,199	96,524

Total liabilities and partnership capital	$86,497	$97,509

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating revenues:
Royalties	$8,281	$14,663
Net profits interests	448	2,445
Lease bonus	47	216
Other	28	15

Total operating revenues	8,804	17,339

Costs and expenses:
Operating, including production taxes	1,034	1,439
Depreciation, depletion and amortization	2,465	2,517
General and administrative expenses	1,275	1,136

Total costs and expenses	4,774	5,092

Operating income	4,030	12,247

Other income, net	1	650

Net income	$4,031	$12,897

Allocation of net income:
General partner	$153	$455

Unitholders	$3,878	$12,442

Net income per common unit (basic and diluted)	$0.13	$0.41
Weighted average common units outstanding (000's)	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

 DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net cash provided by operating activities	$10,050	$16,290

Cash flows provided by investing activities:
Proceeds from sale of reserves	67	-

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(15,356)	(14,934)

(Decrease)/Increase in cash and cash equivalents	(5,239)	1,356

Cash and cash equivalents at beginning of period	15,912	15,175

Cash and cash equivalents at end of period	$10,673	$16,531

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

The condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Per-unit information is calculated by dividing the income or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive income per unit do not differ. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014.

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of quarter close or that will be realized in the future.

Reclassification — Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.

2     Contingencies: The Partnership and the operating partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

3     Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2013 have been:

	Per Unit Amount
	2015	2014	2013
First quarter	$0.306553	$0.496172	$0.448209
Second quarter		$0.490861	$0.395583
Third quarter		$0.447805	$0.455287
Fourth quarter		$0.485780	$0.468560

Each of the foregoing distributions were paid on 30,675,431 units. The first quarter 2015 distribution was paid on May 7, 2015. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by August 15, 2015.

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

Each of the five NPIs have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

Prior to the Minerals NPI (one of the five NPIs) achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will continue to reflect such information even if the NPI is in temporary deficit due to capital expenditures. Minerals NPI production volumes and prices are within the consolidated financial statements in accordance with GAAP, although net profits income in the first quarter of 2014 and 2015 from this NPI is zero because capital expenditures have exceeded net operating income.

The last payment attributable to the Minerals NPI was declared as of July 31, 2013, at which time cash on hand equaled outstanding capital commitments (resulting in a zero balance, i.e. neither a deficit nor surplus). Since that time, DMOLP has received production revenue, paid operating and capital expenses and made additional capital commitments, resulting in the temporary deficit described above. Set forth below is a summary calculation of this activity and the calculation of the Minerals NPI deficit as of March 31, 2015:

Reconciliation of Cash Activity and Capital Commitments for the Period from August 1, 2013 through March 31, 2015
Cash on hand @ 07/31/2013	$5,000,000
Cumulative revenue during period	33,700,000
Cumulative expense during period	(8,300,000)
Cumulative operating income during period	25,400,000
Cumulative CAPEX spent during period	(26,100,000)
(Decrease) increase in cash	(700,000)
Cash on hand @ 03/31/2015	$4,300,000

Capital commitments @ 07/31/2013	$(5,000,000)
Change in commitments during period	(5,700,000)
Capital commitments @ 03/31/2015	(10,700,000)

Cumulative deficit @ 03/31/2015	$(6,400,000)

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three Months Ended March 31, 2015 as compared to Three Months Ended March 31, 2014

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
	2015	2014
Accrual basis sales volumes:
Royalty properties gas sales (mmcf)	932	823
Royalty properties oil sales (mbbls)	134	124
NPI gas sales (mmcf)	746	843
NPI oil sales (mbbls)	103	48

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$2.66	$5.15
Royalty properties oil sales ($/bbl)	$43.26	$83.85
NPI gas sales ($/mcf)	$2.63	$5.70
NPI oil sales ($/bbl)	$41.74	$87.89

Accrual basis production costs deducted under the NPIs ($/mcfe) (1)	$4.26	$5.90
(1) Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the first quarter increased 8.1% from 124 mbbls in 2014 to 134 mbbls in the same period of 2015. The increase in oil sales volumes are a result of robust activity in the Permian Basin and the Bakken Trend and release of suspended payments for prior periods. Natural gas sales volumes attributable to our Royalty Properties during the first quarter increased 13.2% from 823 mmcf in 2014 to 932 mmcf in the same period of 2015. The increase in natural gas sales volumes in the first quarter compared to the same period of 2014 is primarily due the release of suspended payments for prior periods, partially offset by natural reservoir declines.

Oil sales volumes attributable to our NPIs during the first quarter increased 114.6% from 48 mbbls in 2014 to 103 mbbls in the same period of 2015. The increase in oil sales volumes are a result of robust activity in the Bakken Trend. Natural gas sales volumes attributable to our NPIs decreased 11.5% from 843 mmcf in 2014 to 746 mmcf in the same period of 2015. The decrease was primarily due to natural reservoir declines in the Fayetteville Shale and the sale of Kansas working interests during the third quarter of 2014.

The weighted average oil sales prices attributable to our interest in Royalty Properties decreased 48.4% from $83.85/bbl during the first quarter of 2014 to $43.26/bbl during the same period of 2015. Weighted average natural gas sales prices from Royalty Properties decreased 48.3% from $5.15/mcf during the first quarter of 2014 to $2.66/mcf during the same period of 2015. Both oil and natural gas price changes resulted from changing market prices.

First quarter weighted average oil sales prices from the NPIs decreased 52.5% from $87.89/bbl in 2014 to $41.74/bbl during the same period of 2015. First quarter weighted average natural gas sales prices attributable to the NPIs decreased 53.9% from $5.70/mcf in 2014 to $2.63/mcf in the same period of 2015. Both oil and natural gas price changes resulted from changing market prices.

Our first quarter net operating revenues decreased 49.2% from $17,339,000 during 2014 to $8,804,000 during 2015. This decrease is primarily a result of lower prices as discussed above, partially offset by increased oil production.

Costs and expenses of $4,774,000 during the first quarter of 2015 were down 6.3% compared to $5,092,000 during the first quarter of 2014. First quarter 2015 production taxes were lower compared to the first quarter of 2014 due to reduced revenues.

General and administrative expenses of $1,275,000 during the first quarter of 2015 were up 12.2% compared to $1,136,000 during the same period of 2014, primarily due to costs associated with added compensation expense for new hires, and merit and retention bonuses for all employees.

Depletion and amortization costs of $2,465,000 during the first quarter of 2015 were down 2.1% compared to $2,517,000 during the same period of 2014. The minor reduction was due to the effects of upward reserve revisions at 2014 year-end offset by increased oil sales volumes during 2015.

Other income of $650,000 during the first quarter of 2014 was related to settlement of a dispute on leases in North Dakota.

First quarter net income allocable to common units decreased 68.8% from $12,442,000 during 2014 to $3,878,000 during 2015. Increased oil volumes were offset by decreased oil and natural gas sales prices.

Net cash provided by operating activities decreased 38.3% from $16,290,000 during the first quarter of 2014 to $10,050,000 during the first quarter of 2015. The decrease is due to lower oil and natural gas prices partially offset by increased volumes.

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

Cash receipts attributable to our Royalty Properties during the 2015 first quarter totaled approximately $9,100,000. These receipts generally reflect oil sales during December 2014 through February 2015 and natural gas sales during November 2014 through January 2015. The weighted average indicated prices for oil and natural gas sales received during the 2015 first quarter attributable to the Royalty Properties were $49.18/bbl and $3.40/mcf, respectively.

Cash receipts attributable to our NPIs during the 2015 first quarter totaled approximately $2,500,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during November 2014 through January 2015. The weighted average indicated prices for oil and natural gas sales received during the 2015 first quarter attributable to our NPIs were $57.10/bbl and $7.03/mcf, respectively. The natural gas weighted average indicated price for the quarter was increased by $3.60/mcf due to the receipt of a natural gas liquids payment of $1,800,000 for 2014 production. The natural gas liquids payment is based on an Oklahoma Guymon-Hugoton field 1994 gas delivery agreement that is in effect through 2015. Under the terms of the agreement, when the market price of natural gas liquids increases sufficiently disproportionately to natural gas market prices, the operating partnership receives a portion of that increase in an annual payment based on calendar year data. In the event the evaluation at the end of the annual contract period shows the payment to be determinable and collectable, the revenue is accrued.

Information concerning selected properties is summarized below:

Horizontal Bakken, Williston Basin – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Permits for 669 wells had been issued on these lands as of March 31, 2015. In total, 601 wells were spud, of which 506 were completed as producers including wells for which we may not yet have received division orders or first payment. In some instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of March 31, 2015, 43 of these wells had achieved 150% payout.

We have and will continue to utilize a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the operating partnership, electing non-consent under North Dakota law, or a combination thereof.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since most of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for the amounts and dates of recent cash distributions to unitholders.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $10,673,000 at March 31, 2015 and $15,912,000 at December 31, 2014.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 7, 2015		Chief Executive Officer

	By:	/s/ H.C. Allen, Jr.
H.C. Allen, Jr.
Date: May 7, 2015		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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