Form 10-Q
period 2015-06-30
DORCHESTER MINERALS, L.P.
filed 2015-08-06
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 6, 2015, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,028	$15,912
Trade and other receivables	4,084	4,761
Net profits interests receivable - related party	3,755	5,792
Prepaid expenses	45	19
Total current assets	14,912	26,484

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	340,585	340,703
Accumulated full cost depletion	(274,476)	(269,690)
Total	66,109	71,013

Leasehold improvements	625	512
Accumulated amortization	(521)	(500)
Total	104	12

Total assets	$81,125	$97,509

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,725	$975
Current portion of deferred rent incentive	54	10
Total current liabilities	1,779	985

Deferred rent incentive less current portion	50	-
Total liabilities	1,829	985

Commitments and contingencies (Note 2)

Partnership capital:
General partner	2,224	2,692
Unitholders	77,072	93,832
Total partnership capital	79,296	96,524

Total liabilities and partnership capital	$81,125	$97,509

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenues:
Royalties	$8,048	$15,575	$16,329	$30,238
Net profits interests	217	1,865	665	4,310
Lease bonus	3	523	50	739
Other	12	10	40	25

Total operating revenues	8,280	17,973	17,084	35,312

Costs and expenses:
Operating, including production taxes	977	1,537	2,011	2,976
Depreciation, depletion and amortization	2,341	2,766	4,806	5,283
General and administrative expenses	1,148	1,059	2,423	2,195

Total costs and expenses	4,466	5,362	9,240	10,454

Operating income	3,814	12,611	7,844	24,858

Other income, net	2	58	3	708

Net income	$3,816	$12,669	$7,847	$25,566

Allocation of net income:
General partner	$149	$461	$302	$916

Unitholders	$3,667	$12,208	$7,545	$24,650

Net income per common unit (basic and diluted)	$0.12	$0.39	$0.25	$0.80
Weighted average common units outstanding (000's)	30,675	30,675	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Net cash provided by operating activities	$16,073	$32,282

Cash flows provided by investing activities:
Proceeds from sale of reserves	118	27

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(25,075)	(30,675)

(Decrease)/Increase in cash and cash equivalents	(8,884)	1,634

Cash and cash equivalents at beginning of period	15,912	15,175

Cash and cash equivalents at end of period	$7,028	$16,809

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1       Basis of Presentation: Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003. The condensed consolidated financial statements include the accounts of Dorchester Minerals, L.P. and its wholly-owned subsidiaries Dorchester Minerals Oklahoma LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, and Dorchester-Maecenas GP LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

2       Contingencies: The Partnership and Dorchester Minerals Operating LP are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

3       Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2013 have been:

	Per Unit Amount
	2015	2014	2013
First quarter	$0.306553	$0.496172	$0.448209
Second quarter	$0.167430	$0.490861	$0.395583
Third quarter		$0.447805	$0.455287
Fourth quarter		$0.485780	$0.468560

Each of the foregoing distributions were paid on 30,675,431 units. The second quarter 2015 distribution was paid on August 6, 2015. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by November 15, 2015.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

Prior to the Minerals NPI (one of the five NPIs) achieving a cumulative payout status, activity attributable to the Minerals NPI was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will continue to reflect such information even if the NPI is in temporary deficit due to capital expenditures. Minerals NPI production volumes and prices are within the consolidated financial statements in accordance with GAAP, although net profits income in the second quarter and six month period of 2014 and 2015 from this NPI is zero because cumulative capital costs have exceeded cumulative operating income.

The last payment attributable to the Minerals NPI was declared as of July 31, 2013, at which time cash on hand equaled outstanding capital commitments (resulting in a zero balance, i.e. neither a deficit nor surplus). Since that time, DMOLP has received production revenue, paid operating and capital expenses and made additional capital commitments, resulting in the temporary deficit described above. Set forth below is a summary calculation of this activity and the calculation of the Minerals NPI deficit as of June 30, 2015:

Reconciliation of Cash Activity and Capital Commitments for the Period from August 1, 2013 through June 30, 2015
Cash on hand @ 07/31/2013	$5,000,000
Cumulative revenue during period	38,500,000
Cumulative expense during period	(10,000,000)
Cumulative operating income during period	28,500,000
Cumulative CAPEX spent during period	(31,000,000)
Decrease in cash	(2,500,000)
Cash on hand @ 06/30/2015	$2,500,000

Capital commitments @ 07/31/2013	$(5,000,000)
Change in commitments during period	(1,600,000)
Capital commitments @ 06/30/2015	(6,600,000)

Cumulative deficit @ 06/30/2015	$(4,100,000)

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three and Six Months Ended June 30, 2015 as compared to Three and Six Months Ended June 30, 2014

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Accrual basis sales volumes:	2015	2014	2015	2014
Royalty properties gas sales (mmcf)	792	1,025	1,724	1,848
Royalty properties oil sales (mbbls)	124	126	258	250
NPI gas sales (mmcf)	853	917	1,599	1,760
NPI oil sales (mbbls)	70	46	173	93

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$2.31	$4.58	$2.50	$4.84
Royalty properties oil sales ($/bbl)	$50.07	$86.17	$46.54	$85.02
NPI gas sales ($/mcf)	$2.56	$4.47	$2.59	$5.06
NPI oil sales ($/bbl)	$53.65	$84.77	$46.56	$86.36

Accrual basis production and capital costs deducted under the NPIs ($/mcfe) (1)	$4.50	$5.18	$4.38	$5.53

 (1) Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Oil sales volumes attributable to our Royalty Properties during the second quarter decreased slightly from 126 mbbls in 2014 compared to 124 mbbls in the same period of 2015. Oil sales volumes attributable to the first six months increased 3.2% from 250 mbbls in 2014 to 258 mbbls in the same period of 2015. The increase in volumes during the first six months is a result of robust activity in the Permian Basin and the Bakken Trend. Natural gas sales volumes attributable to our Royalty Properties during the second quarter and first six months decreased 22.8% and 6.7% from 1,025 mmcf and 1,848 mmcf in 2014 to 792 mmcf and 1,724 mmcf in 2015, respectively. The decreases in natural gas sales volumes in the second quarter and first six months of 2015 compared to the same periods of 2014 are primarily due to natural reservoir declines.

Oil sales volumes attributable to our NPIs during the second quarter and first six months of 2015 were 70 mbbls and 173 mbbls, resulting in increases of 52.2% and 86.0% from 46 mbbls and 93 mbbls during the same periods of 2014. The increases in oil sales volumes during both periods are a result of robust activity in the Bakken Trend. Natural gas sales volumes attributable to our NPIs during the second quarter and first six months of 2015 were 853 mmcf and 1,599 mmcf, decreases of 7.0% and 9.1% from 917 mmcf and 1,760 mmcf in the same periods of 2014, respectively. The decreases were primarily due to natural reservoir declines in the Fayetteville Shale and the sale of Kansas working interests during the third quarter of 2014.

The weighted average oil sales prices attributable to our interest in Royalty Properties decreased 41.9% and 45.3% from $86.17/bbl and $85.02/bbl during the second quarter and first six months of 2014, respectively, to $50.07/bbl and $46.54/bbl during the same periods of 2015. Weighted average natural gas sales prices from Royalty Properties decreased 49.6% and 48.3% from $4.58/mcf and $4.84/mcf during the second quarter and first six months of 2014, respectively, to $2.31/mcf and $2.50/mcf during the same periods of 2015. Both oil and natural gas price changes resulted from changing market conditions.

The weighted average oil sales prices from the NPIs decreased 36.7% and 46.1% from $84.77/bbl and $86.36/bbl during the second quarter and first six months of 2014, respectively, to $53.65/bbl and $46.56/bbl during the same periods of 2015. Weighted average natural gas sales prices attributable to the NPIs decreased 42.7% and 48.8% from $4.47/mcf and $5.06/mcf during second quarter and first six months of 2014, respectively, to $2.56/mcf and $2.59/mcf during the same periods of 2015. Both oil and natural gas price changes resulted from changing market conditions.

Our second quarter and first six months net operating revenues decreased 53.9% and 51.6% from $17,973,000 and $35,312,000 during 2014 to $8,280,000 and $17,084,000 during 2015, respectively. These decreases are primarily a result of changes in prices and volumes as discussed above along with decreased lease bonus income.

Second quarter and first six months costs and expenses decreased 16.7% and 11.6% from $5,362,000 and $10,454,000 during 2014 to $4,466,000 and $9,240,000 during 2015, respectively. The decreases are primarily a result of lower production taxes and depletion due to reduced revenues and lower prices, offset partially by increased general and administrative expenses.

General and administrative expenses of $1,148,000 and $2,423,000 during the second quarter and first six months of 2015 increased 8.4% and 10.4% compared to $1,059,000 and $2,195,000, respectively, during the same periods of 2014. Increases are primarily due to added compensation expense for new hires.

Depletion and amortization costs of $2,341,000 and $4,806,000 during the second quarter and first six months of 2015 decreased 15.4% and 9.0% compared to $2,766,000 and $5,283,000, respectively, during the same periods of 2014. The minor reduction was due to the effects of upward reserve revisions at 2014 year-end offset by increased oil sales volumes during 2015.

Other income of $708,000 during the first six months of 2014 was primarily related to a first quarter 2014 settlement of a dispute on leases in North Dakota.

Second quarter and first six months net income allocable to common units decreased 70.0% and 69.4% from $12,208,000 and $24,650,000 during 2014 to $3,667,000 and $7,545,000, respectively, during 2015. The decrease is due to lower oil and natural gas sales prices and lower lease bonus income, partially offset by increased oil volumes.

Net cash provided by operating activities decreased 50.2% from $32,282,000 during the first six months of 2014 to $16,073,000 during the same period of 2015. Both decreases are due to lower oil and natural gas sales prices and decreased lease bonus income.

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

Cash receipts attributable to our Royalty Properties during the 2015 second quarter totaled approximately $6,800,000. These receipts generally reflect oil sales during March through May 2015 and natural gas sales during February through April 2015. The weighted average indicated prices for oil and natural gas sales received during the 2015 second quarter attributable to the Royalty Properties were $45.18/bbl and $2.40/mcf, respectively.

Cash receipts attributable to our NPIs during the 2015 second quarter totaled approximately $400,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during February through April 2015. The weighted average indicated prices for oil and natural gas sales received during the 2015 second quarter attributable to our NPIs were $52.56/bbl and $2.54/mcf, respectively.

Information concerning selected properties is summarized below:

Horizontal Bakken, Williston Basin – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Permits for 675 wells had been issued on these lands as of June 30, 2015. In total, 610 wells were spud, of which 534 were completed as producers including wells for which we may not yet have received division orders or first payment. In some instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of June 30, 2015, 45 of these wells had achieved 150% payout.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $7,028,000 at June 30, 2015 and $15,912,000 at December 31, 2014.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 6, 2015		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 6, 2015		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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