Form 10-Q
period 2015-09-30
DORCHESTER MINERALS, L.P.
filed 2015-11-05
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 5, 2015, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,113	$15,912
Trade and other receivables	3,461	4,761
Net profits interests receivable - related party	3,708	5,792
Prepaid expenses	32	19
Total current assets	15,314	26,484

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	340,565	340,703
Accumulated full cost depletion	(277,509)	(269,690)
Total	63,056	71,013
Leasehold improvements	625	512
Accumulated amortization	(535)	(500)
Total	90	12

Total assets	$78,460	$97,509

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,729	$975
Current portion of deferred rent incentive	54	10
Total current liabilities	1,783	985

Deferred rent incentive less current portion	36	-
Total liabilities	1,819	985

Commitments and contingencies (Note 2)

Partnership capital:
General partner	2,124	2,692
Unitholders	74,517	93,832
Total partnership capital	76,641	96,524

Total liabilities and partnership capital	$78,460	$97,509

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues:
Royalties	$7,080	$13,638	$23,409	$43,876
Net profits interests	303	1,603	968	5,913
Lease bonus	1	392	51	1,131
Other	3	83	43	108

Total operating revenues	7,387	15,716	24,471	51,028

Costs and expenses:
Operating, including production taxes	593	1,345	2,604	4,321
Depreciation, depletion and amortization	3,048	2,610	7,854	7,893
General and administrative expenses	1,065	796	3,488	2,991

Total costs and expenses	4,706	4,751	13,946	15,205

Operating income	2,681	10,965	10,525	35,823

Other income, net	2	4	5	712

Net income	$2,683	$10,969	$10,530	$36,535

Allocation of net income:
General partner	$103	$400	$405	$1,316

Unitholders	$2,580	$10,569	$10,125	$35,219

Net income per common unit (basic and diluted)	$0.08	$0.35	$0.33	$1.15
Weighted average common units outstanding (000's)	30,675	30,675	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Net cash provided by operating activities	$22,476	$47,009

Cash flows provided by investing activities:
Proceeds from sale of reserves	138	-

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(30,413)	(46,285)

(Decrease)/Increase in cash and cash equivalents	(7,799)	724

Cash and cash equivalents at beginning of period	15,912	15,175

Cash and cash equivalents at end of period	$8,113	$15,899

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

3       Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2013 have been:

	Per Unit Amount
	2015	2014	2013
First quarter	$0.306553	$0.496172	$0.448209
Second quarter	$0.167430	$0.490861	$0.395583
Third quarter	$0.194234	$0.447805	$0.455287
Fourth quarter		$0.485780	$0.468560

Each of the foregoing distributions were paid on 30,675,431 units. The third quarter 2015 distribution was paid on November 5, 2015. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by February 14, 2016.

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

Prior to initially achieving a cumulative payout status in the third quarter of 2011, the Minerals NPI’s activity was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will continue to reflect such information even if the NPI is in temporary deficit due to capital expenditures. Minerals NPI production volumes and prices are within the consolidated financial statements in accordance with GAAP, although accrued net profits income in the third quarter and nine month period of 2014 and 2015 from this NPI is zero because accrued cumulative capital costs have exceeded accrued cumulative operating income.

Prior to the third quarter of 2015, the last payment attributable to the Minerals NPI was declared as of July 31, 2013, at which time cash on hand equaled outstanding capital commitments (resulting in a zero balance, i.e. neither a deficit nor surplus). Since that time, DMOLP has received production revenue, paid operating and capital expenses and made additional capital commitments, resulting in the temporary deficit on a GAAP basis described above. The Minerals NPI again achieved a cumulative surplus on a cash basis as of September 30, 2015. The payment attributable to the surplus will be reflected in the fourth quarter distribution. Set forth below is a summary calculation of this activity and the calculation of the Minerals NPI surplus as of September 30, 2015:

Reconciliation of Cash Activity and Capital Commitments for the Period from August 1, 2013 through September 30, 2015
Cash on hand @ 07/31/2013	$5,000,000
Cumulative revenue during period	49,600,000
Cumulative expense during period	(12,200,000)
Cumulative operating income during period	37,400,000
Cumulative CAPEX spent during period	(35,100,000)
Increase in cash	2,300,000
Cash on hand @ 09/30/2015	$7,300,000

Capital commitments @ 07/31/2013	$(5,000,000)
Change in commitments during period	(2,100,000)
Capital commitments @ 09/30/2015	(7,100,000)

08/01/2013 - 09/30/2015 surplus	$200,000

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three and Nine Months Ended September 30, 2015 as compared to Three and Nine Months Ended September 30, 2014

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Accrual basis sales volumes:
Royalty properties gas sales (mmcf)	980	854	2,704	2,702
Royalty properties oil sales (mbbls)	127	131	385	381
NPI gas sales (mmcf)	884	853	2,483	2,613
NPI oil sales (mbbls)	156	66	329	159

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$2.40	$3.59	$2.46	$4.44
Royalty properties oil sales ($/bbl)	$37.22	$81.06	$43.47	$83.66
NPI gas sales ($/mcf)	$2.90	$3.84	$2.70	$4.66
NPI oil sales ($/bbl)	$58.43	$88.06	$52.18	$87.07

Accrual basis production and capital costs deducted under the NPIs ($/mcfe) (1)	$6.25	$9.33	$5.14	$6.86

(1)	Provided to assist in determination of revenues; applies only to NPI sales volumes and prices.

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty Properties during the third quarter decreased 3% from 131 mbbls in 2014 to 127 mbbls in the same period of 2015. Oil sales volumes attributable to the first nine months increased slightly from 381 mbbls in 2014 to 385 mbbls in the same period of 2015. The decrease in volumes during the third quarter is a result of natural reservoir declines. Natural gas sales volumes attributable to our Royalty Properties during the third quarter increased 15% from 854 mmcf in 2014 to 980 mmcf in 2015. Natural gas sales volumes during the first nine months increased slightly from 2,702 mmcf in 2014 to 2,704 mmcf in 2015. The increase in natural gas sales volumes in the third quarter of 2015 compared to the same period of 2014 is primarily due to prior period adjustments in the mid-continent area.

Oil sales volumes attributable to our NPIs during the third quarter and first nine months of 2015 were 156 mbbls and 329 mbbls, resulting in increases of 136% and 107% from 66 mbbls and 159 mbbls during the same periods of 2014. The increases in oil sales volumes during both periods are a result of robust activity in the Bakken Trend and significant prior period adjustments in the third quarter of 2015. Natural gas sales volumes attributable to our NPIs during the third quarter increased 4% from 853 mmcf in 2014 to 884 mmcf in 2015 due to an increased number of payouts. During the first nine months of 2015, NPI natural gas sales volumes decreased 5% from 2,613 mmcf in 2014 to 2,483 mmcf in 2015. The decrease was primarily due to natural reservoir declines in the Fayetteville Shale and the sale of Kansas working interests during the third quarter of 2014.

Our third quarter and first nine months net operating revenues decreased 53% and 52% from $15,716,000 and $51,028,000 during 2014 to $7,387,000 and $24,471,000 during 2015, respectively. These decreases are primarily a result of changes in prices along with decreased lease bonus income in 2015.

Third quarter and first nine months costs and expenses decreased 1% and 8% from $4,751,000 and $15,205,000 during 2014 to $4,706,000 and $13,946,000 during 2015, respectively. The decreases are primarily a result of lower production taxes and lower ad valorem taxes due to lower oil and natural gas sales prices.

General and administrative expenses of $1,065,000 and $3,488,000 during the third quarter and first nine months of 2015 increased 34% and 17% compared to $796,000 and $2,991,000, respectively, during the same periods of 2014. The increases are primarily due to added compensation expense for new hires and outsourcing of information technology services.

Depletion and amortization costs of $3,048,000 during the third quarter of 2015 increased 17% compared to $2,610,000 during the third quarter of 2014. The increase is primarily due to significant prior period adjustments in the third quarter of 2015. Depletion and amortization costs of $7,854,000 during the first nine months of 2015 decreased slightly compared to $7,893,000 during the first nine months of 2014.

Other income of $712,000 during the first nine months of 2014 was primarily related to a first quarter 2014 settlement of a dispute on leases in North Dakota.

Third quarter and first nine months net income allocable to common units decreased 76% and 71% from $10,569,000 and $35,219,000 during 2014 to $2,580,000 and $10,125,000, respectively, during 2015. The decrease is due to lower oil and natural gas sales prices and lower lease bonus income, partially offset by increased oil volumes.

Net cash provided by operating activities decreased 52% from $47,009,000 during the first nine months of 2014 to $22,476,000 during the same period of 2015. The decrease is due to lower oil and natural gas sales prices and decreased lease bonus income.

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

Cash receipts attributable to our Royalty Properties during the 2015 third quarter totaled approximately $7,100,000. These receipts generally reflect oil sales during June through August 2015 and natural gas sales during May through July 2015. The weighted average indicated prices for oil and natural gas sales received during the 2015 third quarter attributable to the Royalty Properties were $43.40/bbl and $2.34/mcf, respectively.

Cash receipts attributable to our NPIs during the 2015 third quarter totaled approximately $400,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during May through July 2015. The weighted average indicated prices for oil and natural gas sales received during the 2015 third quarter attributable to our NPIs were $50.84/bbl and $2.71/mcf, respectively.

Information concerning selected properties is summarized below:

Horizontal Bakken, Williston Basin – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota. Permits for 698 wells had been issued on these lands as of September 30, 2015. In total, 618 wells were spud, of which 552 were completed as producers including wells for which we may not yet have received division orders or first payment. In some instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of September 30, 2015, 45 of these wells had achieved 150% payout.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $8,113,000 at September 30, 2015 and $15,912,000 at December 31, 2014.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Partnership and the operating partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Item 2.	UNREGISTERED SALES of equity securities AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
07/01/15 – 07/31/15	4,500	$17.49	4,500	(1)	97,649	(2)
08/01/15 – 08/31/15	28,657	$14.62	28,657	(1)	68,992	(2)
09/01/15 – 09/30/15	0	N/A	0	(1)	68,992	(2)

(1) Open-market purchases by Dorchester Minerals Operating LP, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on May 20, 2015 for the purpose of satisfying equity awards to be granted pursuant to the Dorchester Minerals Operating LP Equity Incentive Plan  (the "Plan").

(2) The number of common units that may be granted each fiscal year pursuant to awards under the Plan may not exceed 0.333% of the number of common units outstanding as of the beginning of the fiscal year. Therefore, the maximum number of common units that may be purchased by Dorchester Minerals Operating LP and awarded under the Plan for fiscal year 2015 is 102,149 common units.

Item 6.	Exhibits

See the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 5, 2015		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 5, 2015		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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