Form 10-K
period 2015-12-31
DORCHESTER MINERALS, L.P.
filed 2016-02-25
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities

     Exchange Act of 1934 for the fiscal year ended December 31, 2015

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $597,182,689 as of June 30, 2015, based on $21.39 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 25, 2016: 30,675,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2016 Annual Meeting of Unitholders to be held on May 18, 2016, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2015.

PART I.

ITEM 1. BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003, upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership, and Republic and Spinnaker were private Texas limited partnerships. Our common units are listed on the NASDAQ Global Select Market. American Stock Transfer & Trust Company is our registrar and transfer agent and its address and telephone number is 6201 15th Avenue, Brooklyn, NY 11219, (800) 937-5449. Our executive offices are located at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, 75219-4541, and our telephone number is (214) 559-0300. We have established a website at www.dmlp.net that contains the last annual meeting presentation and a link to the NASDAQ website. You may obtain all current filings free of charge at our website. We will provide electronic or paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) free of charge upon written request at our executive offices. In this report, the term "Partnership," as well as the terms "us," "our," "we," and "its" are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

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

Our business may be described as the acquisition, ownership and administration of Royalty Properties and NPIs. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states (“Royalty Properties”). The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership.

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our general partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 20% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have effective registration statements on Form S-4 registering an aggregate of 8,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, all units remain available.

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

The operating partnership sells its Oklahoma Hugoton field natural gas production to DCP Midstream, LP; a gas processor and purchaser. Effective January 1, 2016, the operating partnership commenced gas deliveries to DCP Midstream, LP under a new processing and purchase agreement with transportation costs less favorable than the prior agreement. The new agreement has an initial one year term and is automatically renewed annually unless cancelled by either party. We believe that the loss of DCP Midstream, LP or any single customer would not have a material adverse effect on us due to the availability of alternative purchasers in the area.

Competition

The energy industry in which we compete is subject to intense competition among many companies, both larger and smaller than we are, many of which have financial and other resources greater than we have.

Business Opportunities Agreement

Pursuant to a business opportunities agreement among us, our general partner, the general partner of our general partner, the owners of the general partner of our general partner (the “GP Parties”), we have agreed that, except with the consent of our general partner, which it may withhold in its sole discretion, we will not engage in any business not permitted by our partnership agreement, and we will have no interest or expectancy in any business opportunity that does not consist exclusively of the oil and natural gas business within a designated area that includes portions of Texas County, Oklahoma and Stevens County, Kansas . All opportunities that are outside the designated area or are not oil and natural gas business activities are called renounced opportunities.

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

Employees

As of February 25, 2016, the operating partnership had 24 full-time employees in our Dallas, Texas office and six full-time employees in field locations.

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

The number of prospective natural gas purchasers and methods of delivery are considerably less than would otherwise exist from a more geographically diverse group of properties. As a result, natural gas sales after gathering and compression tend to be sold to one buyer, thereby increasing credit risk.

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

Our business and the properties in which we hold interests are subject to federal, state and local laws and regulations relating to the oil and natural gas industry as well as regulations relating to safety matters. These laws and regulations can have a significant impact on production and costs of production. For example, in Oklahoma, where properties that are subject to the NPIs are located, regulators have the ability, directly or indirectly, to limit production from those properties, and such limitations or changes in those limitations could negatively impact us in the future.

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

In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives through an informal policy statement posted on the agency’s website. Industry groups filed a lawsuit challenging the EPA’s decision. In February 2012, the EPA and industry reached a settlement under which the EPA agreed to issue hydraulic fracturing permitting guidance through the notice and comment process. The EPA published a draft guidance document in May 2012, and accepted comments through August 2012. In February 2014, the EPA published final guidance that broadly defined diesel fuel and which requires the issuance of a Class II Underground Injection Control permit for hydraulic fracturing treatments using diesel fuel. These requirements may cause additional costs and delays in the hydraulic fracturing process using diesel fuel.

The EPA has also asserted in certain cases involving alleged groundwater contamination that it has emergency authority under the SDWA to issue administrative compliance orders to require clean-up of groundwater. Although the United States Supreme Court has held that such orders are subject to pre-enforcement judicial review, the EPA maintains that it has the authority to continue to issue such orders.

The EPA’s Office of Research and Development (ORD) has conducted a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The ORD published draft results in 2015, concluding that hydraulic fracturing operations do impact drinking water resources but declining to reach conclusions about the frequency or severity of those impacts. In addition to the EPA study, there are other governmental reviews that focus on environmental aspects of hydraulic fracturing. In April 2012, President Obama issued an executive order establishing an interagency working group to coordinate Federal policies related to unconventional gas development. In addition, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, in 2011 the U.S. Department of Energy conducted an investigation to identify best practices for hydraulic fracturing. These investigations, initiatives, and studies could result in additional efforts to regulate hydraulic fracturing.

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

Additionally, certain states in which our properties are located, including Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, pursuant to legislation adopted by the State of Texas in June 2011, the Railroad Commission of Texas enacted a rule in December 2011, requiring public disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit well drilling in general and/or hydraulic fracturing in particular. In response to a 2014 ballot initiative by the voters of the City of Denton, Texas banning hydraulic fracturing, the Texas legislature enacted a statute preempting local government regulation of oil and gas activities, including hydraulic fracturing. In other states, however, local governments may retain the ability to directly or indirectly regulate hydraulic fracturing. State and local governments may also seek to regulate or recover costs of activities tangentially associated with hydraulic fracturing, such as increased truck traffic. In the event state, local, or municipal legal restrictions are adopted in areas where our properties are located, the cost of the operators of our oil and natural gas properties complying with such requirements may be significant in nature, which may cause delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even preclude the operators from drilling wells.

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment by contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA required the agency to adopt regulations to restrict GHG emissions under the Federal Clean Air Act. In 2010, the EPA issued a final rule “tailoring” its New Source Review permitting and Federal Operating Permit programs to apply to facilities with certain thresholds of GHG emissions. This “Tailoring Rule” was challenged in court, and on June 23, 2014, the United States Supreme Court struck down the Tailoring Rule in Utility Air Regulatory Group v. Environmental Protection Agency. In its decision, the Court held that the EPA may not impose permitting requirements on facilities based solely on their emissions of GHGs. But, the Court also held that the EPA may regulate GHG emissions if a facility is otherwise subject to permitting based on the emissions of conventional, non-GHG pollutants. Thus, any new facilities or major modifications to existing facilities that exceed the federal New Source Review emission thresholds for conventional pollutants may be required to use “best available control technology” and energy efficiency measures to minimize GHG emissions. In December 2010, the EPA enacted final regulations on mandatory reporting of GHGs. Those regulations required owners or operators of facilities that contain petroleum and natural gas systems and emit 25,000 metric tons or more of GHGs per year (expressed as carbon dioxide equivalent or CO2E) to annually report carbon dioxide, methane and nitrous oxide emissions, beginning in September 2012. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits.

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

Our continued success depends to a considerable extent upon the abilities and efforts of the senior management of our general partner, particularly William Casey McManemin, its Chief Executive Officer, Bradley J. Ehrman, its Chief Operating Officer and Leslie A. Moriyama, its Chief Financial Officer. The loss of the services of any of these key personnel could have a material adverse effect on the results of our operations. We have not obtained insurance or entered into employment agreements with any of these key personnel.

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

In general, each of our items of income, gain, loss and deduction will, for federal income tax purposes, be determined annually, and one twelfth of each annual amount will be allocated to those unitholders who hold common units on the last business day of each month in that year. In certain circumstances we may make these allocations in connection with extraordinary or nonrecurring events on a more frequent basis. As a result, transferees of our common units may be allocated items of our income, gain, loss and deduction realized by us prior to the date of their acquisition of our common units. The U.S. Treasury Department has issued final Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferors and transferee unitholders. Nonetheless, if this method is determined to be an unreasonable method of allocation, our income, gain, loss and deduction would be reallocated among our unitholders and our general partner, and our unitholders may have more taxable income or less taxable loss. Our general partner is authorized to revise our method of allocation between transferors and transferees, as well as among our other unitholders whose common units otherwise vary during a taxable period, to conform to a method permitted or required by the Internal Revenue Code and the regulations or rulings promulgated thereunder.

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

Both the Proposed Fiscal Year 2017 Federal Budget and proposed legislation in Congress would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration activities. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the repeal of the domestic manufacturing tax deduction for oil and natural gas companies, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available to our unitholders and to oil and natural gas operators that we rely upon to develop our properties. Such legislation or changes could negatively impact both our unitholders and our Partnership financially.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We generally will have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

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

Acreage Summary

The following table sets forth, as of December 31, 2015, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	18	18	8	25
Number of Counties/Parishes	465	190	137	34	574
Gross Acres	2,307,000	618,000	208,000	33,000	3,113,000
Net Acres (where applicable)	377,000	—	—	—	377,000

Our net interest in production from royalty, overriding royalty and leasehold interests is based on lease royalty and other third-party contractual terms, which vary from property to property. Consequently, net acreage ownership in these categories is not determinable. Our net interest in production from properties in which we own a royalty or overriding royalty interest may be affected by royalty terms negotiated by the previous mineral interest owners in such tracts and their lessees. Our interest in the majority of these properties is perpetual in nature. However, a minor portion of the properties are subject to terms and conditions pursuant to which a portion of our interest may terminate upon cessation of production.

The following table sets forth, as of December 31, 2015, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

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

Leasing Activity

The operating partnership and we received cash payments in the amount of $51,000 during 2015 attributable to lease bonus on 11 leases and 3 pooling elections in lands located in 10 counties and parishes in four states. These leases reflected bonus payments ranging up to $1,000/acre and initial royalty terms ranging up to 25%.

The following table sets forth a summary of leases and pooling elections consummated during 2013 through 2015.

	2015	2014	2013
Number	14	107	33
Number of States	4	5	6
Number of Counties	10	33	21
Average Royalty	24.8%	24.4%	24.9%
Average Bonus, $/acre	$305	$818	$3,221
Total Lease Bonus – cash basis	$51,000	$2,264,000	$2,109,000

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

Net Profits Interests

We own net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and carried over and reflected in the following month's calculation of net profit.

Each of the five NPIs has previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

Prior to initially achieving a cumulative payout status in the third quarter of 2011, the Minerals NPI’s activity was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the Minerals NPI. Our financial statements will continue to reflect such information even if the Minerals NPI is in temporary deficit due to capital expenditures. Minerals NPI production volumes and prices are within the consolidated financial statements in accordance with GAAP, although accrued net profits income in the twelve month periods of 2014 and 2015 from the Minerals NPI was zero because accrued cumulative capital costs have exceeded accrued cumulative operating income. The amount that is included in Net Profits Income for the Minerals NPI properties for the year ended December 31, 2013 was $2,583,000.

Prior to the third quarter of 2015, the last payment attributable to the Minerals NPI was declared as of July 31, 2013, at which time cash on hand equaled outstanding capital commitments (resulting in a zero balance, i.e. neither a deficit nor surplus). Since that time, DMOLP received production revenue, paid operating and capital expenses and made additional capital commitments, resulting in the temporary deficit on a GAAP basis described above. The Minerals NPI again achieved a cumulative surplus on a cash basis as of September 30, 2015. The Minerals NPI had a temporary deficit balance of $500,000 at December 31, 2015 due to outstanding capital commitments of $8,300,000 exceeding cash on hand of $7,800,000.

Acreage Summary

The following tables set forth, as of December 31, 2015, information concerning properties owned by the operating partnership and subject to the NPIs. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership's interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories. In addition to amounts listed below, the operating partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold	Total
Number of States	12	2	6	12
Number of Counties/Parishes	61	2	12	65
Gross Acres	50,000	1,000	92,000	143,000
Net Acres	6,000	—	75,000	81,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Oklahoma	12,000	1,000	80,000	74,000	92,000	75,000
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
All Others	38,000	5,000	4,000	< 500	42,000	5,000
Totals	51,000	6,000	92,000	75,000	143,000	81,000

(1)	< 500 means acreage owned did not round up to 1,000.

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

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Acquisition costs	$—	$—	$—
Development costs	15,120	19,034	5,974
Total	$15,120	$19,034	$5,974

Productive Well Summary

The following table sets forth, as of December 31, 2015, the combined number of producing wells on the properties subject to the NPIs. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	138	117.4
All others	790	26.7
Total	928	144.1

(1)	Large, multi-well units which are forecasted in aggregate are included as one gross well.

Drilling Activity

During 2015, we received division orders or first payments for 459 new wells completed on our Royalty Properties in twelve states, and 118 new wells completed on our NPI Properties in five states.  Included in these totals are wells in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

Additional information concerning selected properties is summarized below:

Horizontal Bakken, Williston Basin – We own varying undivided perpetual mineral interests in approximately 70,000/9,000 gross/net acres located in Burke, Divide, Dunn, McKenzie, Mountrail and Williams Counties, North Dakota.  Permits for 741 wells had been issued on these lands as of December 31, 2015. In total, 636 wells were spud, of which 580 were completed as producers including wells for which we may not yet have received division orders or first payment. In some instances we elected to become a non-consenting mineral owner—who, according to North Dakota law, is not obligated to pay well costs, receives a royalty equal to the weighted average of all leases in the unit or 16% (at the operator’s option) from the date of first production, and backs-in for its full working interest after the operator has recovered 150% of drilling and completion costs from the net cash flow. The back-in working interest, if any, is owned by the operating partnership subject to the Minerals NPI burden. Non-consenting mineral owners are not entitled to well data other than public information available from the North Dakota Industrial Commission. As of December 31, 2015, 46 of these wells had achieved 150% payout.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the operating partnership, electing non-consent under North Dakota law, or a combination thereof.

Oil and Natural Gas Reserves

The following table reflects the Partnership's proved developed and total proved reserves at December 31, 2015. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas, and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

As described above, the Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. The Partnership’s Chief Operating Officer (“COO”) gathers production information and provides such information to our two independent petroleum engineering consulting firms who extrapolate from such information estimates of the reserves attributable to the Royalty Properties and NPIs based on their expertise in the oil and natural gas fields where the Royalty Properties and NPIs are situated, as well as publicly available information. Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the COO. Our COO has a bachelor’s degree in Petroleum Engineering from the University of Alberta, and has worked in the upstream oil and natural gas business in various capacities since 1996. The COO reports directly to the Chief Executive Officer (“CEO”). Our CEO ensures compliance with SEC guidance. Our CEO received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1984, and has been a Registered Professional Engineer in Texas since 1988.

Summary of Oil and Gas Reserves as of Fiscal Year-End

All Proved Developed and located in the United States

	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)	Oil (mbbls)	Natural Gas (mmcf)
2015	4,631	23,618	1,047	25,752	5,678	49,370
2014	4,482	26,808	1,264	28,893	5,746	55,701
2013	4,293	31,929	794	28,544	5,087	60,473

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.

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

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves. Hugoton Field production (not sales) for the last three years is listed below:

	Production by Significant Field
	Oil bbls	Gas mcf	Boe
2015	—	2,276,000	379,000
2014	—	2,677,000	446,000
2013	—	3,000,000	500,000

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

	2015		2014
	High	Low	High	Low
First Quarter	$26.76	$22.50	$26.31	$24.08
Second Quarter	$23.77	$21.26	$30.61	$26.15
Third Quarter	$21.67	$12.84	$35.55	$28.51
Fourth Quarter	$16.75	$8.77	$31.72	$22.02

As of December 31, 2015, there were 12,739 common unitholders.

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

Unitholder cash distributions per common unit for the past three years have been:

	Per Unit Amount
	2015	2014	2013
First Quarter	$0.306553	$0.496172	$0.448209
Second Quarter	$0.167430	$0.490861	$0.395583
Third Quarter	$0.194234	$0.447805	$0.455287
Fourth Quarter	$0.199076	$0.485780	$0.468560

Each of the foregoing distributions were paid on 30,675,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2016.

Please see "Fourth Quarter 2015 Distribution Indicated Price" discussion contained in “Item 7. __ Management's Discussion and Analysis of Financial Condition and Results of Operations ___ Liquidity and Capital Resources ___ Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2015 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2010 through December 31, 2015. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested quarterly. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2015 – October 31, 2015)	0	N/A	0	68,992 (1)
Month #2 (November 1, 2015 – November 30, 2015)	0	N/A	0	68,992 (1)
Month #3 (December 1, 2015 – December 31, 2015)	9,247(2)	9.90	9,247	68,992 (1)
Total	9,247(2)	9.90	9,247	68,992 (1)
(1)	The number of common units that the operating partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2015, the maximum number of common units that could be granted under the Equity Incentive plan was 102,149 common units.

(2)

Includes 0 common units purchased by the operating partnership on the open market pursuant to the Sale Plan for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program and 9,247 common units withheld from grants of common units made pursuant to the Equity Incentive Program to pay withholding taxes payable by the grantee upon such grants.

ITEM 6. SELECTED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2015	2014	2013	2012	2011
Total operating revenues	$31,863	$65,170	$65,869	$63,204	$69,489
Depreciation, depletion and amortization	10,068	10,050	13,143	16,583	18,348
Net income	13,255	45,239	43,576	38,022	42,215
Net income per unit (basic and diluted)	0.42	1.42	1.37	1.20	1.33
Cash distributions(1)	36,608	60,539	55,015	56,870	52,505
Cash distributions per unit(1)	1.15	1.90	1.73	1.79	1.65
Total assets	73,729	97,509	112,785	123,800	142,769
Total liabilities	558	985	961	537	658
Partners' capital	73,171	96,524	111,824	123,263	142,111

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2015 Overview

Our results during 2015 were highly affected by industrywide decreases in realized oil and natural gas prices and the related reduction in drilling activity. Significant results include the following:

●	Net income of $13.3 million;

●	Distributions of $35.4 million to our limited partners;

●

Identification of 459 new wells completed on our Royalty Properties in twelve states, and 118 new wells completed on our NPI Properties in five states. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

●	Consummation of 14 leases and pooling elections of our mineral interest in undeveloped properties located in 10 counties and parishes in four states.

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

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$777,000	$318,000	$459,000	—	—

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

	Years Ended December 31,
Accrual Basis Sales Volumes:	2015	2014	2013
Royalty Properties Gas Sales (mmcf)	3,704	3,574	5,049
Royalty Properties Oil Sales (mbbls)	524	502	379
Net Profits Interests Gas Sales (mmcf)	3,248	3,383	4,111
Net Profits Interests Oil Sales (mbbls)	399	219	140

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$2.30	$4.21	$3.44
Royalty Properties Oil Sales ($/bbl)	$42.23	$78.64	$94.15
Net Profits Interests Gas Sales ($/mcf)	$2.49	$5.02	$4.15
Net Profits Interests Oil Sales ($/bbl)	$49.46	$80.83	$91.85
Accrual Basis Production Costs Deducted under the Net Profits Interests ($/mcfe) (1)	$5.18	$5.70	$3.98

(1)	Provided to assist in determination of revenues; applies only to Net Profits Interests sales volumes prices.

Comparison of the twelve-month periods ended December 31, 2015, 2014 and 2013

Royalty Properties’ oil sales volumes increased 32% from 379 mbbls during 2013 to 502 mbbls during 2014, and then increased 4% to 524 mbbls during 2015. These increases are primarily due to activity in the Bakken Trend which more than offset natural declines in other regions. Royalty Properties’ gas sales volumes decreased 29% from 5,049 mmcf during 2013 to 3,574 mmcf during 2014, and then increased 4% to 3,704 mmcf during 2015. The decrease in 2014 was primarily due to natural declines in the Fayetteville Shale and Barnett Shale. The increase in 2015 versus the prior year was primarily due to the release of suspended payments for prior periods, partially offset by natural declines.

NPI properties’ oil sales volumes increased 56% from 140 mbbls during 2013 to 219 mbbls during 2014 and subsequently increased 82% to 399 mbbls during 2015 due to continued activity in the Bakken region. NPI properties’ gas sales volumes decreased 18% from 4,111 mmcf during 2013 to 3,383 mmcf during 2014 and subsequently decreased 4% to 3,248 mmcf in 2015 due to natural declines in the Fayetteville Shale and the sale of Kansas working interests in 2014.

Weighted average oil sales prices attributable to the Royalty Properties decreased 16% from $94.15/bbl in 2013 to $78.64/bbl in 2014 and subsequently decreased 46% to $42.23/bbl in 2015. Royalty Properties’ weighted average gas sales prices increased 22% from $3.44/mcf during 2013 to $4.21/mcf during 2014 and then decreased 45% to $2.30/mcf during 2015. All fluctuations resulted from changing market conditions.

Weighted average NPI properties’ gas sales prices increased 21% from $4.15/mcf during 2013 to $5.02/mcf during 2014 and then decreased 50% to $2.49/mcf in 2015. NPI properties’ weighted average oil sales prices decreased 12% from $91.85/bbl during 2013 to $80.83/bbl during 2014 and subsequently decreased 39% to $49.46/bbl in 2015. All fluctuations resulted from changing market conditions. Additionally, 2014 natural gas prices include a natural gas liquids payment accrual of $0.57/mcf related to 2014 production compared to $0.63/mcf in 2013. The natural gas liquids payments are based on an Oklahoma Guymon-Hugoton field 1994 gas delivery and processing agreement that expired at the end of 2015. During 2015 there were no natural gas liquid payments as the gas processing facility incurred significant downtime resulting from plant repairs.

Our operating revenues decreased 1% from $65,869,000 during 2013 to $65,170,000 in 2014, and subsequently decreased 51% to $31,863,000 in 2015. In 2014 increased natural gas prices and oil production were offset by lower lease bonus, decreased oil prices, and lower natural gas production. In 2015, sharp declines in commodity prices, both oil and natural gas, resulted in the significant decrease in operating revenues versus the prior year.

Lease bonus income decreased from $2,319,000 in 2013 to $1,590,000 in 2014, and then decreased to $53,000 in 2015. Lease bonus income in 2015 versus 2014 decreased 97% due to an industrywide reduction in leasing activity. In 2013, we received proceeds of approximately $1,886,000 from two leasing transactions to one party in Loving County, Texas and Lea County, New Mexico.

Depletion, depreciation and amortization decreased 24% from $13,143,000 in 2013 to $10,050,000 in 2014 primarily as a result of a lower depletion rate due to upward revisions in oil and natural gas reserve estimates and reduced natural gas production. 2015 depletion and amortization increased less than 1% versus prior year to $10,068,000. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

General and administrative (“G&A”) costs increased 22% from $4,196,000 in 2013 to $5,137,000 in 2014, primarily due to additional costs related to administering the increased Bakken Trend and the Fayetteville Shale activity. G&A decreased 3% to $4,967,000 in 2015 compared to 2014 primarily due to decreased consulting expenses partially offset by higher costs related to outsourcing of information technology services.

Other income of $712,000 during 2014 was related to a first quarter 2014 settlement of a dispute on leases in North Dakota.

Net cash provided by operating activities was about the same at $56,398,000 during 2013 compared to $57,660,000 during 2014. During 2015 net cash provided by operating activities decreased 52% to $27,692,000 due to significantly lower oil and natural gas prices, decreased Net Profits Interest natural gas production and lower lease bonus income, partially offset by increased Royalty Properties natural gas production and increased oil production in both Royalty Properties and Net Profits Interests.

Climate Change

Climate change has become the subject of an important public policy debate. In response to climate change concerns, many foreign countries are adopting climate change legislation and regulations. Although the United States Congress has considered adopting climate change legislation, it has yet to enact such legislation and/or regulations at the federal level. Several states have adopted or are considering adopting climate change legislation, including greenhouse gas emissions limits and cap-and-trade programs. Further, the Environmental Protection Agency (“EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010. Those regulations required that regulated facilities begin reporting greenhouse gas emissions beginning in September 2012, and annually thereafter. The EPA has also issued final regulations requiring petroleum and natural gas operators meeting a certain emission threshold to report their greenhouse gas emissions to the EPA. In addition to the measuring and reporting requirements, the EPA issued an "Endangerment Finding" under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. EPA has issued final regulations requiring the owners and operators of certain large stationary sources to obtain greenhouse gas emissions permits. Although these regulations were struck down by a 2014 decision of the United States Supreme Court in Utility Air Regulatory Group v. Environmental Protection Agency, the Court recognized EPA’s authority to impose greenhouse gas emission limits on certain facilities that were already subject to permitting requirements based on emissions of conventional pollutants. EPA has indicated that additional sources may be subject to greenhouse gas permitting requirements in the future, and that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. The current state of development of many state and federal climate change regulatory initiatives makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that the operating partnership and oil and natural gas operators that develop our properties may incur.

See Item 1A. Risk Factors – “Environmental costs and liabilities and changing environmental regulation could affect our cash flow” and “The adoption of climate change legislation by Congress or executive orders or regulations could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.”

Texas Margin Tax

Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of 0.95% in 2015 and at a rate of 0.75% in 2016 on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection.

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

Pursuant to the terms of our partnership agreement, we cannot incur indebtedness, other than trade payables (i) in excess of $50,000 in the aggregate at any given time or (ii) which would constitute "acquisition indebtedness" (as defined in Section 514 of the Internal Revenue Code of 1986, as amended).

Our only cash requirements are the distributions of all our net cash flow to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Since the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Since many of these expenses vary directly with oil and natural gas prices and sales volumes, such as production taxes, we anticipate that sufficient funds will be available at all times for payment of these expenses. Of the expenses that do not vary with oil and natural gas prices and sales volumes, most are reimbursements to our general partner for allocable general and administrative costs including home office rent, salaries, and employee benefit plans. Such reimbursements are generally limited to 5% of an amount primarily based on annual distributions to our limited partners. Historically, all such reimbursements have been substantially below the 5% limit established by the partnership agreement. Consequently, our business risks were essentially limited to distribution amount decreases. See “Item 1. Business – Credit Facilities and Financing Plans.” See “Item 1A. Risk Factors – Risks Related to our Business – Cash distributions are affected by production and other costs, some of which are outside of our control.” See “Item 1A. Risk Factors – Risks Inherent In An Investment In Our Common Units – Cost reimbursement due our general partner may be substantial and reduce our cash available to distribute to our unitholders." See "Notes to Consolidated Financial Statements – Note 3 – Related Party Transactions."

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

The operating partnership owns and operates the wells, pipelines and central natural gas compression and dehydration facilities on its properties located in Oklahoma. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. These capital and operating costs are reflected in the NPI payments we receive from the operating partnership.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $7,136,000 for 2015 and $15,912,000 for 2014.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2014 through December 2015 were as follows:

					$ in Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2014	4th	January 26, 2015	February 5, 2015	$0.485780	$14,901	$455
2015	1st	April 27, 2015	May 7, 2015	0.306553	9,404	315
2015	2nd	July 27, 2015	August 6, 2015	0.167430	5,136	203
2015	3rd	October 26, 2015	November 5, 2015	0.194234	5,958	236
	Total distributions paid in 2015				$35,399	$1,209
2015	4th	February 1, 2016	February 11, 2016	$0.199076	$6,107	$232

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of our NPI net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests (or “NPIs”). The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made NPI payments to us totaling $8,498,000 during October 2014 through September 2015, which payments reflected 96.97% of total net proceeds of $8,764,000 realized from September 2014 through August 2015. Net proceeds realized by the operating partnership during September through November 2015 were reflected in NPI payments made during October through December 2015. These payments were included in the fourth quarter distribution paid in early 2016 and are excluded from this 2015 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs since royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during the period October 2014 through September 2015 were $28,110,000, of which $26,986,000 (96%) was distributed to the limited partners and $1,124,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during the period October through December 2015 became part of the fourth quarter distribution paid in early 2016, which is excluded from this 2015 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2014 through September 2015 demonstrates the method:

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$—	$1,124
96% of Net Cash Receipts from Royalty Properties	26,986	—
1% of NPI Payments to our Partnership	—	85
99% of NPI Payments to our Partnership	8,413	—
Total Distributions	$35,399	$1,209
Operating Partnership Share (3.03% of Net Proceeds)	—	266
Total General Partner Share		$1,475
% of Total	96%	4%

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

During the period October 2014 through September 2015, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Available cash means all cash and cash equivalents on hand at the end of that quarter, less any amount of cash reserves that our general partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable laws or agreements or obligations to which we may be subject. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes, deferred compensation contributions and payroll taxes). These amounts generally are not held for periods over one year.

Fourth Quarter 2015 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2015 fourth quarter totaled approximately $7.6 million. These receipts generally reflect oil sales during September through November 2015 and natural gas sales during August through October 2015. The weighted average indicated prices for oil and natural gas sales during the 2015 fourth quarter attributable to the Royalty Properties were $41.11/bbl and $2.25/mcf.

Cash receipts attributable to the Partnership's NPIs during the 2015 fourth quarter totaled approximately $0.7 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2015. The weighted average indicated prices for oil and natural gas sales during the 2015 fourth quarter attributable to the NPIs were $45.12/bbl and $2.52/mcf.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2015, the limitation was in excess of the reimbursement amounts actually paid or accrued.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2015. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2015.

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

“mcfe” means one thousand cubic feet of natural gas equivalent, converting oil or condensate to natural gas at the ratio of 1 Bbl of oil or condensate to 6 Mcf of natural gas. This conversion ratio, which is typically used in the oil and gas industry, represents the approximate energy equivalent of a barrel of oil or condensate to an Mcf of natural gas. The sales price of one barrel of oil or condensate has been much higher than the sales price of six Mcf of natural gas over the last several years, so a six to one conversion ratio does not represent the economic equivalency of six Mcf of natural gas to one barrel of oil or condensate.

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

Date: February 25, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin	H.C. Allen, Jr.
Chief Executive Officer and Manager	Manager
(Principal Executive Officer)	Date: February 25, 2016
Date: February 25, 2016

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley	Buford P. Berry
Vice Chairman and Manager	Manager
Date: February 25, 2016	Date: February 25, 2016

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle	C. W. Russell
Manager	Manager
Date: February 25, 2016	Date: February 25, 2016

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout	Robert C. Vaughn
Manager	Manager
Date: February 25, 2016	Date: February 25, 2016

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-4

Consolidated Income Statements for each of the Years Ended December 31, 2015, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for each of the Years Ended December 31, 2015, 2014 and 2013	F-6

Consolidated Statements of Changes in Partnership Capital for each of the Years Ended December 31, 2015, 2014 and 2013	F-7

Notes to Consolidated Financial Statements	F-8

Supplemental Oil and Natural Gas Data (Unaudited)	F-12

Supplemental Quarterly Data (Unaudited)	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated income statements, statements of cash flows, and statements of changes in partnership capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Minerals, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 25, 2016

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,136	$15,912
Trade and other receivables	2,639	4,761
Net profits interests receivable—related party	3,005	5,792
Total current assets	12,780	26,465

Other non-current assets	19	19

Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	340,563	340,703
Accumulated full cost depletion	(279,710)	(269,690)
Total	60,853	71,013

Leasehold improvements	625	512
Accumulated amortization	(548)	(500)
Total	77	12

Total assets	$73,729	$97,509

LIABILITIES AND PARTNERSHIP CAPITAL
Current Liabilities:
Accounts payable and other current liabilities	$481	$975
Current portion of deferred rent incentive	54	10
Total current liabilities	535	985
Deferred rent incentive less current portion	23	--
Total liabilities	558	985
Commitments and contingencies (Note 4)
Partnership capital:
General partner	1,996	2,692
Unitholders	71,175	93,832
Total partnership capital	73,171	96,524
Total liabilities and partnership capital	$73,729	$97,509

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31, 2015, 2014 and 2013
(Dollars in Thousands, except per unit amounts)

	2015	2014	2013
Operating revenues:
Royalties	$30,654	$54,513	$53,077
Net profits interests	995	8,870	10,348
Lease bonus	53	1,590	2,319
Other	161	197	125
Total operating revenues	31,863	65,170	65,869

Costs and expenses
Production taxes	1,336	2,548	2,475
Operating expenses	2,244	2,908	2,655
Depreciation, depletion and amortization	10,068	10,050	13,143
General and administrative expenses	4,967	5,137	4,196
Total costs and expenses	18,615	20,643	22,469
Operating income	13,248	44,527	43,400

Other income, net	7	712	176
Net income	$13,255	$45,239	$43,576

Allocation of net income:
General partner	$513	$1,593	$1,501
Unitholders	$12,742	$43,646	$42,075
Net income per common unit (basic and diluted)	$0.42	$1.42	$1.37
Weighted average common units outstanding (000's)	30,675	30,675	30,675

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$13,255	$45,239	$43,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,068	10,050	13,143
Amortization of deferred rent incentive	(46)	(40)	(39)
Changes in operating assets and liabilities:
Trade and other receivables	2,122	1,747	(702)
Net profits interests receivable—related party	2,787	600	(43)
Accounts payable and other current liabilities	(494)	64	463
Net cash provided by operating activities	27,692	57,660	56,398

Cash flows provided by investing activities:
Proceeds from sale of NPI reserves	140	3,616	--

Cash flows used in financing activities:
Distributions paid to partners	(36,608)	(60,539)	(55,015)
(Decrease) increase in cash and cash equivalents	(8,776)	737	1,383
Cash and cash equivalents at beginning of year	15,912	15,175	13,792
Cash and cash equivalents at end of year	$7,136	$15,912	$15,175

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

Year	General Partner	Unitholders	Total	Unitholder Units
2013
Balance at January 1, 2013	$3,625	$119,638	$123,263	30,675,431
Net income	1,501	42,075	43,576
Distributions ($1.732311 per Unit)	(1,876)	(53,139)	(55,015)
Balance at December 31, 2013	3,250	108,574	111,824	30,675,431
2014
Net income	1,593	43,646	45,239
Distributions ($1.903398 per Unit)	(2,151)	(58,388)	(60,539)
Balance at December 31, 2014	2,692	93,832	96,524	30,675,431
2015
Net income	513	12,742	13,255
Distributions ($1.153997 per Unit)	(1,209)	(35,399)	(36,608)
Balance at December 31, 2015	$1,996	$71,175	$73,171	30,675,431

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

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

Basis of Presentation — The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Basic and Diluted Earnings Per Unit — Per-unit information is calculated by dividing the net income applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive net income per unit do not differ.

Principles of Consolidation — The consolidated financial statements include the accounts of Dorchester Minerals, L.P., Dorchester Minerals Oklahoma, LP, Dorchester Minerals Oklahoma GP, Inc, Maecenas Minerals LLP, and Dorchester-Maecenas GP LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from royalties and net profits interests in properties operated by non-affiliated entities are particularly subjective due to our inability to gain timely information. Therefore, actual results could differ from those estimates.

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

Cash and Cash Equivalents—Our principal banking relationships are with major financial institutions. Cash balances in these accounts may, at times, exceed federally insured limits. We have not experienced any losses in such cash accounts and do not believe we are exposed to any significant risk on cash and cash equivalents. Short term investments with an original maturity of three months or less are considered to be cash equivalents and are carried at cost, which approximates fair value.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years 2015, 2014, and 2013.

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

Leasehold Improvements — Leasehold improvements include $113,000 received in 2015 as non-cash incentives in our office space lease and is offset in liabilities as deferred rent. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related life of the lease. For leases with renewal periods at the Partnership’s option, we have used the original lease term, excluding renewal option periods to determine useful life. Deferred rent is being amortized to general and administrative expense over the same term as the leasehold improvements.

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

Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of 0.95% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

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

We have effective shelf registration statements on Form S-4 registering an aggregate of 8,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. As of December 31, 2015, all units remain available under the shelf registration statement.

3.	Related Party Transactions

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPIs, and provides day-to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable general and administrative costs, including rent, salaries, employee equity and benefit plans. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the 5% limit amount for the years ended December 31, 2015, 2014, and 2013. Additionally, certain reimbursable direct costs such as professional and regulatory fees and ad valorem and severance taxes are not limited. Significant activity between the partnership and the operating partnership consists of the following:

	In Thousands
From/To Operating Partnership	2015	2014	2013
Net Profits Interests Payments Receivable or Accrued (1)	$3,005	$5,792	$6,515
General & Administrative Amounts Payable	$125	$304	$118
Total General & Administrative Expense	$3,466	$3,348	$2,349

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

4.	Commitments and Contingencies

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Operating Leases—We have entered into a non-cancelable operating lease agreement in the ordinary course of our business activities. This lease was originally extended on January 28, 2015, for a term of 25 months beginning on May 1, 2015, with an extension option of one (1) year, which was subsequently signed on February 17, 2016. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and now expires in 2018. Under the January 28, 2015 lease and February 17, 2016 extension, monthly rental payments range from $26,000-$27,000 and the Partnership received a tenant improvement allowance of $113,000. The Partnership recognizes a deferred rent liability for the rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense. For the tenant improvement allowance, the Partnership recorded a deferred rent liability and we amortize the deferred rent over the lease term as a reduction to rent expense.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Rental expense related to the lease, including operating expenses and consumption of electricity, was $231,000, $268,000, and $223,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Minimum rental commitments under the terms of our operating lease are as follows:

Years Ended December 31,	Minimum Payments
2016	$318,000
2017	$323,000
2018	$136,000
Total	$777,000

5.	Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:	Per Unit Amount
	2015	2014	2013
First Quarter	$0.306553	$0.496172	$0.448209
Second Quarter	$0.167430	$0.490861	$0.395583
Third Quarter	$0.194234	$0.447805	$0.455287
Fourth Quarter	$0.199076	$0.485780	$0.468560

Each of the foregoing distributions were paid on 30,675,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2016.

6.	Property Sale

On September 24, 2014, the Partnership and DMOLP closed a transaction selling Kansas working interests in the Hugoton NPI to Linn Energy. The sale was effective June 1, with an initial purchase price of $3,800,000. In accordance with full cost accounting for oil and gas properties, the Partnership’s share of proceeds less costs of sale of approximately $3,500,000 has been credited to the full cost pool as the sale did not represent a significant portion of the Partnership’s reserves. There were no significant sales during 2015.

7.	New Accounting Pronouncements

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Oil and Natural Gas Reserve and Standardized Measure

The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2015 that would have a material effect on our estimated proved developed reserves.

In accordance with FASB ASC 932 and Securities and Exchange Commission rules and regulations, the following information is presented with regard to the Royalty Properties and NPIs oil and natural gas reserves, all of which are proved, developed and located in the United States. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves. The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures are petroleum engineers’ reserve studies which contain imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Changes in production costs may result in significant revisions to previous estimates of proved reserves and their future value. Therefore, the standardized measure is not necessarily a best estimate of the fair value of oil and natural gas properties or of future net cash flows.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2015	2014	2013	2015	2014	2013
Estimated quantity, beginning of year.	5,746	5,087	3,647	55,701	60,473	64,141
Revisions in previous estimates (1)	904	1,380	1,959	416	4,910	5,860
Sales of reserves in place(2)	—	—	—	—	(2,426)	—
Production	(972)	(721)	(519)	(6,747)	(7,256)	(9,528)
Estimated quantity, end of year	5,678	5,746	5,087	49,370	55,701	60,473

(1) Changes in oil reserves for the years ended December 31, 2015, 2014 and 2013, includes upward revisions of 904 mmbls, 1,380 mmbls and 1,959 mbbls, respectively, predominately due to ongoing development on our Bakken properties and well performance exceeding previous projections in various areas.

Changes in natural gas reserves for the years ended December 31, 2015, 2014 and 2013, includes upward revisions of 416 mmcf, 4,910 mmcf and 5,860 mmcf, respectively, predominately due to well performance exceeding previous projections in various areas.

Effective for the January 1, 2014 reserve reports, product volumes are included in oil quantities, not natural gas quantities. Such volumes were 997 mboe or 5,981 mmcfe at January 1, 2013, 644 mboe or 3,864 mmcfe at January 1, 2014, and 671 mboe or 4,024 mmcfe at January 1, 2015.

(2) The Partnership and DMOLP sold Kansas working interests in the Hugoton NPI.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2015	2014	2013
Future estimated gross revenues	$275,883	$603,283	$557,492
Future estimated production costs	(14,888)	(28,125)	(31,335)
Future estimated net revenues	260,995	575,158	526,157
10% annual discount for estimated timing of cash flows	(124,711)	(273,732)	(254,869)
Standardized measure of discounted future estimated net cash flows	$136,284	$301,426	$271,288
Sales of oil and natural gas produced, net of production costs	$(28,069)	$(57,926)	$(58,295)
Net changes in prices and production costs	(174,054)	16,605	35,215
Revisions of previous quantity estimates	14,906	49,488	60,453
Accretion of discount	30,143	27,129	21,169
Sale of reserves in place	—	(878)	—
Change in production rate and other	(8,068)	(4,280)	1,052
Net change in standardized measure of discounted future estimated net cash flows	$(165,142)	$30,138	$59,594
Depletion of oil and natural gas properties (dollars per mcfe)	$0.80	$0.86	$1.04
Average oil price per barrel (1)(2)	$41.54	$82.49	$85.95
Average natural gas price per mcf (1)	$2.10	$4.14	$3.36

(1)	Includes Royalty and NPI prices combined by volumetric proportions.
(2)	Includes oil and natural gas liquids prices combined by volumetric proportions.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2015 Quarter Ended				2014 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Total operating revenues	$8,804	$8,280	$7,387	$7,392	$17,339	$17,973	$15,716	$14,142
Net income	$4,031	$3,816	$2,683	$2,725	$12,897	$12,669	$10,969	$8,704
Net income per Unit (basic and diluted)	$0.13	$0.12	$0.08	$0.09	$0.41	$0.39	$0.35	$0 .27
Weighted average common units outstanding	30,675	30,675	30,675	30,675	30,675	30,675	30,675	30,675

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)
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

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.6	Dorchester Minerals Operating LP Equity Incentive Program (incorporated by reference to Annex A to Dorchester Minerals’ Proxy Statement on Schedule 14A filed with the SEC on March 16, 2015.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Calhoun, Blair & Associates
23.3*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

E-1

Number	Description
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1*	Report of Calhoun, Blair & Associates
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

E-2