Form 10-Q
period 2016-03-31
DORCHESTER MINERALS, L.P.
filed 2016-05-05
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 5, 2016, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$5,267	$7,136
Trade and other receivables	2,417	2,639
Net profits interests receivable - related party	2,519	3,005
Total current assets	10,203	12,780

Other non-current assets	49	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	340,563	340,563
Accumulated full cost depletion	(281,932)	(279,710)
Total	58,631	60,853

Leasehold improvements	625	625
Accumulated amortization	(562)	(548)
Total	63	77

Total assets	$68,946	$73,729

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$553	$481
Current portion of deferred rent incentive	54	54
Total current liabilities	607	535
Deferred rent incentive less current portion	9	23
Total liabilities	616	558

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,824	1,996
Unitholders	66,506	71,175
Total partnership capital	68,330	73,171
Total liabilities and partnership capital	$68,946	$73,729

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating revenues:
Royalties	$5,784	$8,281
Net profits interests	23	448
Lease bonus	189	47
Other	130	29

Total operating revenues	6,126	8,805

Costs and expenses:
Operating, including production taxes	507	1,034
Depreciation, depletion and amortization	2,236	2,465
General and administrative expenses	1,885	1,275

Total costs and expenses	4,628	4,774

Net income	$1,498	$4,031

Allocation of net income:
General partner	$60	$153

Unitholders	$1,438	$3,878

Net income per common unit (basic and diluted)	$0.05	$0.13
Weighted average common units outstanding (000's)	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net cash provided by operating activities	$4,470	$10,050

Cash flows provided by investing activities:
Proceeds from sale of reserves	-	67

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(6,339)	(15,356)

Decrease in cash and cash equivalents	(1,869)	(5,239)

Cash and cash equivalents at beginning of period	7,136	15,912

Cash and cash equivalents at end of period	$5,267	$10,673

The accompanying condensed notes are an integral part of these condensed consolidated financial statements

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

The condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair statement of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Per-unit information is calculated by dividing the income or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive income per unit do not differ. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015.

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

3     Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2014 have been:

	Per Unit Amount
	2016	2015	2014
First quarter	$0.147417	$0.306553	$0.496172
Second quarter		$0.167430	$0.490861
Third quarter		$0.194234	$0.447805
Fourth quarter		$0.199076	$0.485780

Each of the foregoing distributions were paid on 30,675,431 units. The first quarter 2016 distribution will be paid on May 12, 2016. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the next cash distribution to be paid by August 14, 2016.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Partnership is currently evaluating ASU 2016-02 to determine the potential impact to its consolidated financial statements and related disclosures.

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

We own net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and carried over and reflected in the following month's calculation of net profit.

Each of the five NPIs have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

Prior to initially achieving a cumulative payout status in the third quarter of 2011, the Minerals NPI’s activity was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will continue to reflect such information even if the NPI is in temporary deficit due to capital expenditures. Minerals NPI production volumes and prices are reflected within the consolidated financial statements in accordance with GAAP, although accrued net profits income in the first quarter of 2015 and 2016 from this NPI is zero because accrued cumulative capital costs have exceeded accrued cumulative operating income.

Prior to the third quarter of 2015, the last payment attributable to the Minerals NPI was declared as of July 31, 2013, at which time cash on hand equaled outstanding capital commitments (resulting in a zero balance, i.e. neither a deficit nor surplus). Since that time, DMOLP has received production revenue, paid operating and capital expenses and made additional capital commitments, resulting in the temporary deficit on a GAAP basis described above. The Minerals NPI achieved a surplus for March 2016 of $500,000 on a cash basis. The payment attributable to the surplus will be reflected in the second quarter distribution.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three Months Ended March 31, 2016 as compared to Three Months Ended March 31, 2015

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
	2016	2015
Accrual basis sales volumes:
Royalty properties gas sales (mmcf)	854	932
Royalty properties oil sales (mbbls)	142	134
NPI gas sales (mmcf)	828	746
NPI oil sales (mbbls)	89	103
Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$1.80	$2.66
Royalty properties oil sales ($/bbl)	$29.90	$43.26
NPI gas sales ($/mcf)	$2.10	$2.63
NPI oil sales ($/bbl)	$30.83	$41.74

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty Properties during the first quarter increased 6% from 134 mbbls in 2015 to 142 mbbls in the same period of 2016. The increase in volumes during the first quarter compared to the same period of 2015 is a result of increased Permian Basin production partially offset by natural reservoir declines. Natural gas sales volumes attributable to our Royalty Properties during the first quarter decreased 8% from 932 mmcf in 2015 to 854 mmcf in 2016. The decrease in natural gas sales volumes in the first quarter of 2016 compared to the same period of 2015 is primarily due to lower volumes from suspense release in 2016.

Oil sales volumes attributable to our NPIs during the first quarter of 2016 and 2015 were 89 mbbls and 103 mbbls, respectively, resulting in a decrease of 14%. The decrease in oil sales volumes are a result of natural reservoir declines. Natural gas sales volumes attributable to our NPIs during the first quarter increased 11% from 746 mmcf in 2015 to 828 mmcf in 2016 due to an increased number of suspense releases in the first quarter of 2016.

Our first quarter net operating revenues decreased 30% from $8,805,000 in 2015 to $6,126,000 during 2016. These decreases are primarily a result of decreases in sales prices partially offset with an increase in lease bonus income in 2016.

First quarter operating costs and expenses decreased 51% from $1,034,000 during 2015 to $507,000 during 2016. The decreases are primarily a result of lower production taxes and lower ad valorem taxes due to lower oil and natural gas sales prices.

General and administrative expenses of $1,885,000 during the first quarter of 2016 increased 48% compared to $1,275,000 during the same period of 2015. The expense increases are primarily due to outsourcing and enhancement of information technology services and higher legal costs associated with royalty litigation.

Depletion and amortization costs of $2,236,000 during the first quarter of 2016 decreased 9% compared to $2,465,000 during the first quarter of 2015. We adjust our depletion each quarter for significant changes in our estimates of oil and natural gas reserves.

First quarter net income allocable to common units decreased 63% from $3,878,000 during 2015 to $1,438,000 during 2016. The decrease is due to lower oil and natural gas sales prices, partially offset by higher lease bonus income and increased oil volumes.

Net cash provided by operating activities decreased 56% from $10,050,000 during the first three months of 2015 to $4,470,000 during the same period of 2016. The decrease is due to lower oil and natural gas sales prices.

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

Cash receipts attributable to our Royalty Properties during the 2016 first quarter totaled approximately $5,800,000. These receipts generally reflect oil sales during December 2015 through February 2016 and natural gas sales during November 2015 through January 2016. The weighted average indicated prices for oil and natural gas sales received during the 2016 first quarter attributable to the Royalty Properties were $30.81/bbl and $1.88/mcf, respectively.

Cash receipts attributable to our NPIs during the 2016 first quarter totaled approximately $500,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during November 2015 through January 2016. The weighted average indicated prices for oil and natural gas sales received during the 2016 first quarter attributable to our NPIs were $36.98/bbl and $2.19/mcf, respectively.

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

Expenses and Capital Expenditures

The operating partnership plans to continuously assess the opportunity to increase production based on prevailing market conditions in Oklahoma with techniques that may include fracture treating, deepening, recompleting, and drilling. Costs vary widely and are not predictable as each effort requires specific engineering. Such activities by the operating partnership could influence the amount we receive from the NPIs.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $5,267,000 at March 31, 2016 and $7,136,000 at December 31, 2015.

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

Absence of Interest Rate and Currency Exchange Rate Risk

We do not anticipate having a credit facility or incurring any debt other than trade debt. Therefore, we do not expect interest rate risk to be material to us. We do not anticipate engaging in transactions in foreign currencies that could expose us to foreign currency related market risk.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

The Partnership and the operating partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Item 6.          Exhibits

See the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 5, 2016		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 5, 2016		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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