Form 10-Q
period 2016-06-30
DORCHESTER MINERALS, L.P.
filed 2016-08-04
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 4, 2016, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$9,522	$7,136
Trade and other receivables	2,848	2,639
Net profits interests receivable - related party	1,882	3,005
Total current assets	14,252	12,780

Other non-current assets	47	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	340,563	340,563
Accumulated full cost depletion	(284,174)	(279,710)
Total	56,389	60,853

Leasehold improvements	625	625
Accumulated amortization	(575)	(548)
Total	50	77

Total assets	$70,738	$73,729

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,102	$481
Current portion of deferred rent incentive	50	54
Total current liabilities	1,152	535
Deferred rent incentive less current portion	-	23
Total liabilities	1,152	558

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,852	1,996
Unitholders	67,734	71,175
Total partnership capital	69,586	73,171
Total liabilities and partnership capital	$70,738	$73,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenues:
Royalties	$6,766	$8,048	$12,550	$16,329
Net profits interests	1,708	217	1,731	665
Lease bonus	1,455	3	1,644	50
Other	80	14	210	43

Total operating revenues	10,009	8,282	16,135	17,087

Costs and expenses:
Operating, including production taxes	771	977	1,278	2,011
Depreciation, depletion and amortization	2,255	2,341	4,491	4,806
General and administrative expenses	1,032	1,148	2,917	2,423

Total costs and expenses	4,058	4,466	8,686	9,240

Net income	$5,951	$3,816	$7,449	$7,847

Allocation of net income:
General partner	$201	$149	$261	$302

Unitholders	$5,750	$3,667	$7,188	$7,545

Net income per common unit (basic and diluted)	$0.19	$0.12	$0.24	$0.25
Weighted average common units outstanding (000's)	30,675	30,675	30,675	30,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Net cash provided by operating activities	$13,420	$16,073

Cash flows provided by investing activities:
Proceeds from sale of reserves	-	118

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(11,034)	(25,075)

Increase (decrease) in cash and cash equivalents	2,386	(8,884)

Cash and cash equivalents at beginning of period	7,136	15,912

Cash and cash equivalents at end of period	$9,522	$7,028

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

.

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

2     Contingencies: The Partnership and Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

3     Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2014 have been:

	Per Unit Amount
	2016	2015	2014
First quarter	$0.147417	$0.306553	$0.496172
Second quarter	$0.257977	$0.167430	$0.490861
Third quarter		$0.194234	$0.447805
Fourth quarter		$0.199076	$0.485780

Each of the foregoing distributions were paid on 30,675,431 units. The second quarter 2016 distribution will be paid on August 11, 2016. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the third quarter cash distribution to be paid by November 14, 2016.

 \

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

4     New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Partnership is currently evaluating ASU 2016-02 to determine the potential impact to its consolidated financial statements and related disclosures.

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

Prior to initially achieving a cumulative payout status in the third quarter of 2011, the Minerals NPI’s activity was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will continue to reflect such information even if the NPI is in temporary deficit due to capital expenditures. Minerals NPI production volumes and prices are reflected within the consolidated financial statements in accordance with GAAP. Accrued net profits income in the second quarter and six month period of 2015 from this NPI are zero because accrued cumulative capital costs have exceeded accrued cumulative operating income. In 2016, the accrued net profits income from the Minerals NPI for the second quarter and six months ended is included in the financial statements.

Prior to the third quarter of 2015, the last payment attributable to the Minerals NPI was declared as of July 31, 2013, at which time cash on hand equaled outstanding capital commitments (resulting in a zero balance, i.e. neither a deficit nor surplus). Since that time, DMOLP has received production revenue, paid operating and capital expenses and made additional capital commitments, resulting in the temporary deficit on a GAAP basis described above. The Minerals NPI achieved a surplus for June 2016 of $400,000 on a cash basis. The payment attributable to the surplus will be reflected in the third quarter distribution.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three and Six Months Ended June 30, 2016 as compared to Three and Six Months Ended June 30, 2015

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Accrual basis sales volumes:	2016	2015	2016	2015
Royalty properties gas sales (mmcf)	832	792	1,686	1,724

Royalty properties oil sales (mbbls)	146	124	288	258

NPI gas sales (mmcf)	569	853	1,397	1,599

NPI oil sales (mbbls)	134	70	223	173

Accrual basis weighted average sales price:

Royalty properties gas sales ($/mcf)	$1.63	$2.31	$1.72	$2.50

Royalty properties oil sales ($/bbl)	$37.15	$50.07	$33.57	$46.54

NPI gas sales ($/mcf)	$1.76	$2.56	$1.96	$2.59

NPI oil sales ($/bbl)	$33.99	$53.65	$32.74	$46.56

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty Properties during the second quarter increased 18% from 124 mbbls in 2015 to 146 mbbls in the same period of 2016. Oil sales volumes attributable to the first six months of 2015 increased 12% from 258 mbbls to 288 mbbls in the same period of 2016. The increase in volumes during the second quarter and first six months of 2016 compared to the same periods of 2015 is mainly a result of increased Permian Basin production partially offset by natural reservoir declines. Natural gas sales volumes attributable to our Royalty Properties during the second quarter increased 5% from 792 mmcf in 2015 to 832 mmcf in 2016 mainly due to increased Permian Basin production. Natural gas sales volumes during the first six months decreased 2% from 1,724 mmcf in 2015 to 1,686 mmcf in 2016. The decrease in natural gas sales volumes for the first six months of 2016 compared to the same period of 2015 is primarily due to lower volumes from suspense release in the first quarter of 2016 compared to 2015.

Oil sales volumes attributable to our NPIs during the second quarter and first six months of 2015 were 70 mbbls and 173 mbbls, respectively, resulting in increases of 91% and 29% to 134 mbbls and 223 mbbls during the same periods of 2016. The increase in oil sales volumes are due to increased production in the Permian Basin in the second quarter and additional liquid volumes realized under the 2016 processing and purchase agreement on our Hugoton properties. Natural gas sales volumes attributable to our NPIs during the second quarter decreased 33% from 853 mmcf in 2015 to 569 mmcf in 2016 due to a decreased number of suspense releases in the second quarter of 2016 and the effect of the 2016 processing and purchase agreement for our Hugoton properties. During the first six months of 2016, NPI natural gas sales volumes decreased 13% from 1,599 mmcf in 2015 to 1,397 mmcf in 2016 due to natural declines.

Our second quarter net operating revenues increased 21% from $8,282,000 during 2015 to $10,009,000 during the same period of 2016. Current quarter decreases in oil and natural gas sales prices were more than offset by net profits interest and lease bonus income. Our first six months net operating revenues decreased 6% from $17,087,000 during 2015 to $16,135,000 during 2016. These changes are primarily a result of decreases in both oil and natural gas sales prices partially offset by an increase in lease bonus income in the first six months of 2016.

Second quarter and first six months operating costs and expenses decreased 21% and 36% from $977,000 and $2,011,000 during 2015 to $771,000 and $1,278,000 during 2016, respectively. The decreases are primarily a result of lower production taxes and lower ad valorem taxes due to lower oil and natural gas sales prices.

General and administrative expenses of $1,148,000 during the second quarter of 2015 decreased 10% to $1,032,000 during the same period of 2016. The decrease was mainly attributed to lower third party recruiting fees in 2016. General and administrative expenses of $2,423,000 during the first six months increased 20% compared to $2,917,000 during the same period of 2016. The expense increases are primarily due to outsourcing and enhancement of information technology services and higher legal costs associated with royalty litigation.

Depletion and amortization costs of $2,341,000 during the second quarter of 2015 decreased 4% to $2,255,000 during the same period of 2016. Depletion and amortization costs of $4,806,000 during the first six months of 2015 decreased 7% compared to $4,491,000 during the same period of 2016. We adjust our depletion each quarter for significant changes in our estimates of oil and natural gas reserves.

Second quarter net income allocable to common units increased 57% from $3,667,000 during 2015 to $5,750,000 during 2016 mainly due to higher net profits interest and lease bonus income partially offset by lower oil and natural gas sales prices. Our first six months net income allocable to common units decreased by 5% from $7,545,000 compared to $7,188,000 during the same period of 2016. The decrease is due to lower oil and natural gas sales prices, partially offset by higher net profits interest and lease bonus income and increased oil volumes.

Net cash provided by operating activities decreased 17% from $16,073,000 during the first six months of 2015 to $13,420,000 during the same period of 2016. The decrease is mainly due to lower oil and natural gas sales prices.

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

Cash receipts attributable to our Royalty Properties during the 2016 second quarter totaled approximately $5,800,000. These receipts generally reflect oil sales during March 2016 through May 2016 and natural gas sales during February 2016 through April 2016. The weighted average indicated prices for oil and natural gas sales received during the 2016 second quarter attributable to the Royalty Properties were $32.95/bbl and $1.63/mcf, respectively.

Cash receipts attributable to our NPIs during the 2016 second quarter totaled approximately $2,300,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during February 2016 through April 2016. The weighted average indicated prices for oil and natural gas sales received during the 2016 second quarter attributable to our NPIs were $35.22/bbl and $1.97/mcf, respectively.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $9,522,000 at June 30, 2016 and $7,136,000 at December 31, 2015.

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

The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas or crude oil reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to income. There was no impairment for the quarter and six months ended June 30, 2015 and 2016. In addition to the impact on the calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 4, 2016		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 4, 2016		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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