Form 10-Q
period 2016-09-30
DORCHESTER MINERALS, L.P.
filed 2016-11-03
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 3, 2016, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See attached financial statements on the following pages.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$9,496	$7,136
Trade and other receivables	3,851	2,639
Net profits interests receivable - related party	1,557	3,005
Total current assets	14,904	12,780

Other non-current assets	33	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	340,563	340,563
Accumulated full cost depletion	(286,240)	(279,710)
Total	54,323	60,853

Leasehold improvements	625	625
Accumulated amortization	(589)	(548)
Total	36	77

Total assets	$69,296	$73,729

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,196	$481
Current portion of deferred rent incentive	36	54
Total current liabilities	1,232	535
Deferred rent incentive less current portion	-	23
Total liabilities	1,232	558

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,831	1,996
Unitholders	66,233	71,175
Total partnership capital	68,064	73,171
Total liabilities and partnership capital	$69,296	$73,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues:
Royalties	$8,208	$7,080	$20,758	$23,409
Net profits interests	1,589	303	3,320	968
Lease bonus	865	1	2,509	51
Other	17	5	227	48

Total operating revenues	10,679	7,389	26,814	24,476

Costs and expenses:
Operating, including production taxes	902	593	2,180	2,604
Depreciation, depletion and amortization	2,080	3,048	6,571	7,854
General and administrative expenses	1,050	1,065	3,967	3,488

Total costs and expenses	4,032	4,706	12,718	13,946

Net income	$6,647	$2,683	$14,096	$10,530

Allocation of net income:
General partner	$230	$103	$496	$405

Unitholders	$6,417	$2,580	$13,600	$10,125

Net income per common unit (basic and diluted)	$0.21	$0.08	$0.44	$0.33
Weighted average common units outstanding (000's)	30,675	30,675	30,675	30,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Net cash provided by operating activities	$21,563	$22,476

Cash flows provided by investing activities:
Proceeds from sale of reserves	-	138

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(19,203)	(30,413)

Increase (decrease) in cash and cash equivalents	2,360	(7,799)

Cash and cash equivalents at beginning of period	7,136	15,912

Cash and cash equivalents at end of period	$9,496	$8,113

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

3     Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2014 have been:

	Per Unit Amount
	2016	2015	2014
First quarter	$0.147417	$0.306553	$0.496172
Second quarter	$0.257977	$0.167430	$0.490861
Third quarter	$0.252224	$0.194234	$0.447805
Fourth quarter		$0.199076	$0.485780

Each of the foregoing distributions were paid on 30,675,431 units. The third quarter 2016 distribution will be paid on November 10, 2016. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the fourth quarter cash distribution to be paid by February 14, 2017.

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

Prior to initially achieving a cumulative payout status in the third quarter of 2011, the Minerals NPI’s activity was not reflected in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Effective third quarter 2011, our consolidated financial statements reflect activity attributable to the Minerals NPI, and include cash receipts and disbursements and accrued revenues and costs not yet received or paid by the NPI. Our financial statements will continue to reflect such information even if the NPI is in temporary deficit due to capital expenditures. Minerals NPI production volumes and prices are reflected within the consolidated financial statements in accordance with GAAP. Accrued net profits income in the third quarter and nine month period of 2015 from this NPI were zero because accrued cumulative capital costs have exceeded accrued cumulative operating income. In 2016, the accrued net profits income from the Minerals NPI for the third quarter and nine months ended is included in the financial statements.

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

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

Results of Operations

Three and Nine Months Ended September 30, 2016 as compared to Three and Nine Months Ended September 30, 2015

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Accrual basis sales volumes:	2016	2015	2016	2015
Royalty properties gas sales (mmcf)	775	980	2,461	2,704
Royalty properties oil sales (mbbls)	163	127	451	385
NPI gas sales (mmcf)	599	884	1,996	2,483
NPI oil sales (mbbls)	84	156	307	329
Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$2.42	$2.40	$1.94	$2.46
Royalty properties oil sales ($/bbl)	$38.72	$37.22	$35.44	$43.47
NPI gas sales ($/mcf)	$2.33	$2.90	$2.07	$2.70
NPI oil sales ($/bbl)	$36.10	$58.43	$33.66	$52.18

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty Properties during the third quarter increased 28% from 127 mbbls in 2015 to 163 mbbls in the same period of 2016. Oil sales volumes attributable to the first nine months of 2015 increased 17% from 385 mbbls to 451 mbbls in the same period of 2016. The increase in volumes during the third quarter and first nine months of 2016 compared to the same periods of 2015 is mainly a result of increased Permian Basin production partially offset by natural reservoir declines. Natural gas sales volumes attributable to our Royalty Properties during the third quarter decreased 21% from 980 mmcf in 2015 to 775 mmcf in 2016. Natural gas sales volumes during the first nine months decreased 9% from 2,704 mmcf in 2015 to 2,461 mmcf in 2016.The decrease in volumes during the third quarter and first nine months of 2016 compared to the same periods of 2015 is mainly a result of decreased production in the Fayetteville Shale play in addition to lower volumes from suspense release in 2016.

Oil sales volumes attributable to our NPIs during the third quarter and first nine months of 2015 were 156 mbbls and 329 mbbls, respectively, resulting in decreases of 46% and 7% to 84 mbbls and 307 mbbls during the same periods of 2016. The decrease in oil sales volumes is mainly due to lower volumes from suspense release in the third quarter of 2016 compared to 2015. Natural gas sales volumes attributable to our NPIs during the third quarter and first nine months of 2015 were 884 mmcf and 2,483 mmcf, respectively, resulting in decreases of 32% and 20% to 599 mmcf and 1,996 mmcf during the same periods of 2016. The decrease in gas sales volumes is mainly due to natural declines in addition to the effect of the 2016 processing and purchase agreement for our Hugoton properties.

Our third quarter net operating revenues increased 45% from $7,389,000 during 2015 to $10,679,000 during the same period of 2016. Current quarter increases in net profits interest and lease bonus income both contributed to higher net operating revenue in addition to increased royalty revenue. Our first nine months net operating revenues increased 10% from $24,476,000 during 2015 to $26,814,000 during 2016. These increases are primarily a result of increases in lease bonus and net profits interest income in the first nine months of 2016, partially offset by lower oil and natural gas prices.

Third quarter operating costs and expenses increased 52% from $593,000 during 2015 to $902,000 during the same period of 2016. Our first nine months operating costs decreased 16% from $2,604,000 during 2015 to $2,180,000 during the same period of 2016. The decrease between such nine month periods is primarily a result of lower production taxes and lower ad valorem taxes due to lower oil and natural gas sales prices. For the third quarter of 2016 versus the third quarter of 2015, increases in operating costs are primarily due to increased oil sales volumes.

General and administrative expenses of $1,065,000 during the third quarter of 2015 decreased 1% to $1,050,000 during the same period of 2016. General and administrative expenses of $3,488,000 during the first nine months increased 14% compared to $3,967,000 during the same period of 2016. The expense increases are primarily due to outsourcing and enhancement of information technology services and higher legal costs associated with royalty litigation.

Depletion and amortization costs of $3,048,000 during the third quarter of 2015 decreased 32% to $2,080,000 during the same period of 2016. Depletion and amortization costs of $7,854,000 during the first nine months of 2015 decreased 16% compared to $6,571,000 during the same period of 2016. We adjust our depletion each quarter for significant changes in our estimates of oil and natural gas reserves.

Third quarter net income allocable to common units increased 149% from $2,580,000 during 2015 to $6,417,000 during 2016 mainly due to higher royalty income, net profits interest and lease bonus income. Our first nine months net income allocable to common units increased by 34% from $10,125,000 compared to $13,600,000 during the same period of 2016. The increase is mainly due to higher net profits interest and lease bonus income partially offset by lower royalty income due to lower oil and natural gas prices.

Net cash provided by operating activities decreased 4% from $22,476,000 during the first nine months of 2015 to $21,563,000 during the same period of 2016. The change is mainly due to a lower decrease in accounts receivable in 2016 versus the same period in 2015.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2016 totaled approximately $6,500,000. These receipts generally reflect oil sales during June 2016 through August 2016 and natural gas sales during May 2016 through July 2016. The weighted average indicated prices for oil and natural gas sales received during the 2016 third quarter attributable to the Royalty Properties were $39.29/bbl and $1.87/mcf, respectively.

Cash receipts attributable to our NPIs during the third quarter of 2016 totaled approximately $1,900,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during May 2016 through July 2016. The weighted average indicated prices for oil and natural gas sales received during the 2016 third quarter attributable to our NPIs were $31.81/bbl and $1.88/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated in accordance with our partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Because most of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for the amounts and dates of cash distributions to unitholders.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $9,496,000 at September 30, 2016 and $7,136,000 at December 31, 2015.

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

The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas or crude oil reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to income. There was no impairment for the quarter and nine months ended September 30, 2015 and 2016. In addition to the impact on the calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling test calculation requires use of the unweighted arithmetic average of the first day of the month price during the twelve month period ending on the balance sheet date and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Oil and natural gas prices have historically been volatile and the prevailing prices at any given time may not reflect our Partnership’s or the industry’s forecast of future prices.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

The Partnership and the operating partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

ITEM 2.     ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2016 – July 31, 2016)	0	N/A	0	102,149(1)
Month #2 (August 1, 2016 – August 31, 2016)	0	N/A	0	102,149(1)
Month #3 (September 1, 2016 – September 30, 2016)	16,168(2)	15.39	16,168	85,981(1)

(1)

The number of common units that the operating partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2016, the maximum number of common units that could be granted under the Equity Incentive Program is 102,149 common units.

(2)

Open-market purchases by Dorchester Minerals Operating LP, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on June 16, 2016 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

Item 6.          Exhibits

See the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP its General Partner

By:	Dorchester Minerals Management GP LLC its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 3, 2016		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 3, 2016		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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