Form 10-K
period 2016-12-31
DORCHESTER MINERALS, L.P.
filed 2017-03-02
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2016
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

     Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $442,339,715 as of June 30, 2016, based on $14.42 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of March 2, 2017: 30,675,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2017 Annual Meeting of Unitholders to be held on May 16, 2017, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2016.

 i

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

The operating partnership sells its Oklahoma Hugoton field natural gas production to DCP Midstream, LP, a gas processor and purchaser. Effective January 1, 2016, the operating partnership commenced gas deliveries to DCP Midstream, LP under a processing and purchase agreement with transportation costs less favorable than the prior agreement. The agreement is automatically renewed annually unless cancelled by either party. We believe that the loss of DCP Midstream, LP or any single customer would not have a material adverse effect on us due to the availability of alternative purchasers in the area.

Competition

The energy industry in which we compete is subject to intense competition among many companies, both larger and smaller than we are, many of which have financial and other resources greater than we have.

Business Opportunities Agreement

Pursuant to a business opportunities agreement among us, our general partner, the general partner of our general partner, and the owners of the general partner of our general partner (the “GP Parties”), we have agreed that, except with the consent of our general partner, which it may withhold in its sole discretion, we will not engage in any business not permitted by our partnership agreement, and we will have no interest or expectancy in any business opportunity that does not consist exclusively of the oil and natural gas business within a designated area that includes portions of Texas County, Oklahoma and Stevens County, Kansas. All opportunities that are outside the designated area or are not oil and natural gas business activities are called renounced opportunities.

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

Employees

As of March 2, 2017, the operating partnership had 24 full-time employees in our Dallas, Texas office and six full-time employees in field locations.

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

The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or use specific equipment or technologies to control emissions. The EPA continues to develop stringent regulations governing emissions of toxic air pollutants from oil and gas facilities. Specifically, on April 18, 2012, the EPA issued final regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”). These regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically fractured wells and other equipment. Under the regulations, since January 1, 2015 owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use so-called “green completion” technology to recover natural gas that formerly would have been flared or vented. On May 12, 2016, the EPA issued a suite of new final regulations designed to limit methane and voc emissions. Among other things, these new rules apply green completion requirements to newly fractured and refractured oil wells. Obtaining permits and complying with these new requirements has the potential to increase costs of production and delay the development of our properties.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states have subjected, or are evaluating ways to subject, partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders. Therefore, treatment of us as a corporation or the assessment of a material amount of entity-level taxation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, the President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for federal income tax purposes.

Additionally, on May 5, 2015, the IRS and the U.S. Treasury Department issued proposed regulations (the “Proposed Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the “Code”). The Proposed Regulations provide an exclusive list of industry-specific rules regarding the qualifying income exception, but income earned from a royalty interest is not specifically enumerated as a qualifying income activity. On January 19, 2017, the IRS and the U.S. Department of the Treasury publicly released the text of final regulations (the “Final Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Code, which were scheduled to be formally published in the Federal Register on January 24, 2017. The Final Regulations provide that income earned from a royalty interest is qualifying income. On January 20, 2017, the Trump administration released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending review and approval (the “Regulatory Freeze”). On January 24, 2017, the Final Regulations were published in the Federal Register. Under current law, we believe that our royalty income is qualifying income for purposes of Section 7704(d)(1)(E) of the Code, notwithstanding the Proposed Regulations or the Regulatory Freeze. If the Final Regulations remain effective in their current form, we believe we will continue to be able to meet the qualifying income requirement under the new rules. However, there are no assurances that the Final Regulations will not be revised to take a position that is contrary to our interpretation of the current law.

We are unable to predict whether any of these changes or any other proposals will ultimately be enacted or adopted, or whether final qualifying income regulations will materially change interpretations of the current law. Any such changes could negatively impact the value of an investment in our common units.

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

Acreage Summary

The following table sets forth, as of December 31, 2016, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

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

The following table sets forth, as of December 31, 2016, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

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

Leasing Activity

The operating partnership and we received cash payments in the amount of $2,765,000 during 2016 attributable to lease bonus on 34 leases and 3 pooling elections in lands located in 22 counties and parishes in seven states. These leases reflected bonus payments ranging up to $6,000/acre and initial royalty terms ranging up to 27.5%. As discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”, we experienced an increase in leasing activity in the later part of 2016.

The following table sets forth a summary of leases and pooling elections consummated during 2014 through 2016.

	2016	2015	2014
Number	37	14	107
Number of States	7	4	5
Number of Counties	22	10	33
Average Royalty	24.92%	24.8%	24.4%
Average Bonus, $/acre	$2,499	$305	$818
Total Lease Bonus – cash basis	$2,765,000	$51,000	$2,264,000

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

Minerals NPI production volumes and prices are within the consolidated financial statements in accordance with U.S. GAAP, although accrued net profits income in the twelve month periods of 2014 and 2015 from the Minerals NPI was zero because accrued cumulative capital costs exceeded accrued cumulative operating income on a temporary deficit basis. The amount that is included in Net Profits Income for the Minerals NPI properties for the year ended December 31, 2016 was $4,600,000.

During 2014, and until the third quarter of 2015, the Minerals NPI was in a temporary deficit on a cash basis. The Minerals NPI again achieved a cumulative surplus on a cash basis as of September 30, 2015. As at December 31, 2016, the Minerals NPI was in a surplus position and had outstanding capital commitments equaling cash on hand of $6,400,000.

Acreage Summary

The following tables set forth, as of December 31, 2016, information concerning properties owned by the operating partnership and subject to the NPIs. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership's interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories. In addition to amounts listed below, the operating partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold	Total
Number of States	12	6	6	12
Number of Counties/Parishes	61	23	12	68
Gross Acres	50,000	-	91,000	141,000
Net Acres	6,000	-	75,000	81,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Oklahoma	12,000	1,000	80,000	74,000	92,000	75,000
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
All Others	38,000	5,000	3,000	< 500	41,000	5,000
Totals	50,000	6,000	91,000	75,000	141,000	81,000

_______________

(1)	< 500 means acreage owned did not round up to 1,000.

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

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Acquisition costs	$-	$-	$-
Development costs	4,131	15,120	19,034
Total	$4,131	$15,120	$19,034

______________

Productive Well Summary

The following table sets forth, as of December 31, 2016, the combined number of producing wells on the properties subject to the NPIs. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by the working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	133	116.4
All others	738	27.7
Total	871	144.1

_______________

(1)	Large, multi-well units which are forecasted in aggregate are included as one gross well.

Drilling Activity

During 2016, we received division orders or first payments for 270 new wells completed on our Royalty Properties in seven states, and 39 new wells completed on our NPI Properties in three states.  Included in these totals are wells in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the operating partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The following table reflects the Partnership's proved developed and total proved reserves at December 31, 2016. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas, and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

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

Summary of Oil and Gas Reserves as of Fiscal Year-End
All Proved Developed and located in the United States

	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)
2016	5,643	22,967	1,449	18,187	7,092	41,154
2015	4,631	23,618	1,047	25,752	5,678	49,370
2014	4,482	26,808	1,264	28,893	5,746	55,701

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Oil reserves include volumes attributable to natural gas liquids.

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

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves. Hugoton Field production (not sales) for the last three years is listed below:

	Production by Significant Field
	Oil bbls	Gas mcf	Boe
2016	-	2,194,000	366,000
2015	-	2,276,000	379,000
2014	-	2,677,000	446,000

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

	2016		2015
	High	Low	High	Low
First Quarter	$11.99	$8.57	$26.76	$22.50
Second Quarter	$15.82	$10.71	$23.77	$21.26
Third Quarter	$16.74	$13.55	$21.67	$12.84
Fourth Quarter	$19.30	$14.45	$16.75	$8.77

As of December 31, 2016, there were 12,362 common unitholders.

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

Unitholder cash distributions per common unit for the past three years have been:

	Per Unit Amount
	2016	2015	2014
First Quarter	$0.147417	$0.306553	$0.496172
Second Quarter	$0.257977	$0.167430	$0.490861
Third Quarter	$0.252224	$0.194234	$0.447805
Fourth Quarter	$0.241475	$0.199076	$0.485780

Each of the foregoing distributions were paid on 30,675,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2017.

Please see "Fourth Quarter 2016 Distribution Indicated Price" discussion contained in “Item 7. __ Management's Discussion and Analysis of Financial Condition and Results of Operations ___ Liquidity and Capital Resources ___ Distributions” for production periods and cash receipts and weighted average prices corresponding to the fourth quarter 2016 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2011 through December 31, 2016. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested quarterly. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units are publicly traded on the New York Stock Exchange. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2016 – October 31, 2016)	-		N/A	-	85,981	(1)
Month #2 (November 1, 2016 – November 30, 2016)	-		N/A	-	85,981	(1)
Month #3 (December 1, 2016 – December 31, 2016)	8,393	(2)	16.65	8,393	85,981	(1)
Total	8,393	(2)	16.65	8,393	85,981	(1)
(1)

The number of common units that the operating partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2016, the maximum number of common units that could be granted under the Equity Incentive Program was 102,149 common units.

(2)	Common units withheld from grants of common units made pursuant to the Equity Incentive Program to pay withholding taxes payable by the grantee upon such grants.

ITEM 6. SELECTED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2016	2015	2014	2013	2012
Total operating revenues	$37,557	$31,863	$65,170	$65,869	$63,204
Depreciation, depletion and amortization	8,507	10,068	10,050	13,143	16,583
Net income	20,967	13,255	45,239	43,576	38,022
Net income per common unit (basic and diluted)	0.66	0.42	1.42	1.37	1.20
Cash distributions(1)	27,202	36,608	60,539	55,015	56,870
Cash distributions per unit(1)	0.86	1.15	1.90	1.73	1.79
Total assets	67,211	73,729	97,509	112,785	123,800
Total liabilities	275	558	985	961	537
Partnership capital	66,936	73,171	96,524	111,824	123,263

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2016 Overview

Our results during 2016 were affected by industrywide decreases in realized oil and natural gas prices and the related reduction in drilling activity. We experienced an increase in leasing activity in the latter part of the year. Significant results include the following:

●	Net income of $21.0 million;

●	Distributions of $26.3 million to our limited partners;

●

Identification of 270 new wells completed on our Royalty Properties in seven states, and 39 new wells completed on our NPI Properties in three states. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

●	Consummation of 37 leases and pooling elections of our mineral interest in undeveloped properties located in 22 counties and parishes in seven states.

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

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$459,000	$323,000	$136,000	-	-

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

	Years Ended December 31,
	2016	2015	2014
Accrual Basis Sales Volumes:
Royalty Properties Gas Sales (mmcf)	3,271	3,704	3,574
Royalty Properties Oil Sales (mbbls)	620	524	502
Net Profits Interests Gas Sales (mmcf)	2,807	3,248	3,383
Net Profits Interests Oil Sales (mbbls)	381	399	219

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$2.05	$2.30	$4.21
Royalty Properties Oil Sales ($/bbl)	$37.18	$42.23	$78.64
Net Profits Interests Gas Sales ($/mcf)	$2.08	$2.49	$5.02
Net Profits Interests Oil Sales ($/bbl)	$34.64	$49.46	$80.83

Comparison of the twelve-month periods ended December 31, 2016, 2015 and 2014

Royalty Properties’ oil sales volumes increased 4% from 502 mbbls during 2014 to 524 mbbls during 2015 and further increased 18% to 620 mbbls during 2016. These increases are primarily due to activity in the Permian Basin which more than offset natural declines in other regions. Royalty Properties’ gas sales volumes increased 4% from 3,574 mmcf during 2014 to 3,704 mmcf during 2015, and then decreased 12% to 3,271 mmcf during 2016. The increase in 2015 versus the prior year was primarily due to the release of suspended payments for prior periods, partially offset by natural declines. The decrease in 2016 was primarily due to natural declines in the Fayetteville Shale.

NPI properties’ oil sales volumes increased 82% from 219 mbbls during 2014 to 399 mbbls during 2015 and subsequently decreased 5% to 381 mbbls during 2016 due to declined activity in the Bakken region offset by increased activity in the Permian Basin. NPI properties’ gas sales volumes decreased 4% from 3,383 mmcf during 2014 to 3,248 mmcf during 2015 and further decreased 14% to 2,807 mmcf in 2016 due to the sale of Kansas working interests in 2014 and subsequent natural declines in the Fayetteville Shale.

Weighted average oil sales prices attributable to the Royalty Properties decreased 46% from $78.64/bbl in 2014 to $42.23/bbl in 2015 and subsequently decreased 12% to $37.18/bbl in 2016. Royalty Properties’ weighted average gas sales prices decreased 45% from $4.21/mcf during 2014 to $2.30/mcf during 2015 and then decreased 11% to $2.05/mcf during 2016. All fluctuations resulted from changing market conditions.

Weighted average NPI properties’ gas sales prices decreased 50% from $5.02/mcf during 2014 to $2.49/mcf during 2015 and then decreased 16% to $2.08/mcf in 2016. NPI properties’ weighted average oil sales prices decreased 39% from $80.83/bbl during 2014 to $49.46/bbl during 2015 and subsequently decreased 30% to $34.64/bbl in 2016. All fluctuations resulted from changing market conditions. Additionally, 2014 natural gas prices include a natural gas liquids payment accrual of $0.57/mcf related to 2014 production. During 2015 there were no natural gas liquid payments as the gas processing facility incurred significant downtime resulting from plant repairs. The natural gas liquids payments were based on an Oklahoma Guymon-Hugoton field 1994 gas delivery and processing agreement that expired at the end of 2015.

Our operating revenues decreased 51% from $65,170,000 during 2014 to $31,863,000 in 2015, and subsequently increased 18% to $37,557,000 in 2016. In 2015, sharp declines in commodity prices, both oil and natural gas, resulted in the significant decrease in operating revenues versus the prior year. In 2016, the effect on revenues of the continued decline in commodity prices was more than offset by higher lease bonus income and an increase in our Royalty Property oil sales compared to 2015.

Lease bonus income decreased from $1,590,000 in 2014 to $53,000 in 2015, and then increased to $2,721,000 in 2016. Lease bonus income in 2015 versus 2014 decreased 97% due to an industrywide reduction in leasing activity. The increase in 2016 lease bonus income was the result of new leasing activity, primarily in the Permian Basin.

Depletion, depreciation and amortization increased less than 1% in 2015 versus prior year to $10,068,000 from $10,050,000 and subsequently decreased 16% to $8,507,000 in 2016. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

General and administrative (“G&A”) costs decreased 3% from $5,137,000 in 2014 to $4,967,000 in 2015, primarily due to decreased consulting expenses partially offset by higher costs related to outsourcing of information technology services. G&A of $4,990,000 in 2016 was substantially constant compared to 2015 primarily due to decreased payroll expenses offset by higher legal costs associated with royalty litigation.

Other income of $712,000 during 2014 was related to a first quarter 2014 settlement of a dispute on leases in North Dakota.

Net cash provided by operating activities decreased 52% from $57,660,000 in 2014 to $27,692,000 in 2015 due to significantly lower oil and natural gas prices, decreased Net Profits Interest natural gas production and lower lease bonus income, partially offset by increased Royalty Properties natural gas production and increased oil production in both Royalty Properties and Net Profits Interests. During 2016, net cash provided by operating activities increased 2% to $28,278,000 mainly due to higher Net Profits Interests income and higher lease bonus income offset by higher accounts receivable related to royalty income.

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

Texas Margin Tax

Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $8,212,000 for 2016 and $7,136,000 for 2015.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2015 through December 2016 were as follows:

					$ in Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2015	4th	February 1, 2016	February 11, 2016	$0.199076	$6,107	$232
2016	1st	May 02, 2016	May 12, 2016	0.147417	4,522	172
2016	2nd	August 01, 2016	August 11, 2016	0.257977	7,913	256
2016	3rd	October 31, 2016	November 10, 2016	0.252224	7,737	263
Total distributions paid in 2016					$26,279	$923
2016	4th	January 30, 2017	February 10, 2017	$0.241475	$7,407	$283

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests (or “NPIs”). The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made NPI payments to us totaling $5,499,000 during October 2015 through September 2016, which payments reflected 96.97% of total net proceeds of $5,671,000 realized from September 2015 through August 2016. Net proceeds realized by the operating partnership during September through November 2016 were reflected in NPI payments made during October through December 2016. These payments were included in the fourth quarter distribution paid in early 2017 and are excluded from this 2016 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during October 2015 through September 2016 were $21,703,000, of which $20,835,000 (96%) was distributed to the limited partners and $868,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during October through December 2016 became part of the fourth quarter distribution paid in early 2017, which is excluded from this 2016 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2014 through September 2015 demonstrates the method:

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$-	$868
96% of Net Cash Receipts from Royalty Properties	20,835	-
1% of NPI Payments to our Partnership	-	55
99% of NPI Payments to our Partnership	5,444	-
Total Distributions	$26,279	$923
Operating Partnership Share (3.03% of Net Proceeds)	-	172
Total General Partner Share		$1,095
% of Total	96%	4%

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

During the period October 2015 through September 2016, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Available cash means all cash and cash equivalents on hand at the end of that quarter, less any amount of cash reserves that our general partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable laws or agreements or obligations to which we may be subject. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes, deferred compensation contributions and payroll taxes). These amounts generally are not held for periods over one year.

Fourth Quarter 2016 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2016 fourth quarter totaled approximately $8.1 million. These receipts generally reflect oil sales during September through November 2016 and natural gas sales during August through October 2016. The weighted average indicated prices for oil and natural gas sales during the 2016 fourth quarter attributable to the Royalty Properties were $40.03/bbl and $2.37/mcf, respectively.

Cash receipts attributable to the Partnership's NPIs during the 2016 fourth quarter totaled approximately $0.8 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2016. The weighted average indicated prices for oil and natural gas sales during the 2016 fourth quarter attributable to the NPIs were $35.67/bbl and $2.45/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2016, the limitation was in excess of the reimbursement amounts actually paid or accrued.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2016. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2016.

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

ITEM 16. FORM 10-K SUMMARY

None.

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

Date: March 2, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: March 2, 2017	H.C. Allen, Jr. Manager Date: March 2, 2017

/s/ James E. Raley	/s/ Buford P. Berry
James E. Raley Vice Chairman and Manager Date: March 2, 2017	Buford P. Berry Manager Date: March 2, 2017

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: March 2, 2017	C. W. Russell Manager Date: March 2, 2017

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: March 2, 2017	Robert C. Vaughn Manager Date: March 2, 2017

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-4
Consolidated Income Statements for each of the Years Ended December 31, 2016, 2015 and 2014	F-5
Consolidated Statements of Cash Flows for each of the Years Ended December 31, 2016, 2015 and 2014	F-6
Consolidated Statements of Changes in Partnership Capital for each of the Years Ended December 31, 2016, 2015 and 2014	F-7
Notes to Consolidated Financial Statements	F-8
Supplemental Oil and Natural Gas Data (Unaudited)	F-12
Supplemental Quarterly Data (Unaudited)	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2016, and our report dated March 2, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of income, cash flows, and changes in partnership capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Minerals, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 2, 2017

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,212	$7,136
Trade and other receivables	4,332	2,639
Net profits interests receivable—related party	2,225	3,005
Total current assets	14,769	12,780

Other non-current assets	19	19

Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	340,563	340,563
Accumulated full cost depletion	(288,163)	(279,710)
Total	52,400	60,853

Leasehold improvements	625	625
Accumulated amortization	(602)	(548)
Total	23	77

Total assets	$67,211	$73,729

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$252	$481
Current portion of deferred rent incentive	23	54
Total current liabilities	275	535

Deferred rent incentive less current portion	-	23
Total liabilities	275	558

Commitments and contingencies (Note 4)
Partnership capital:
General partner	1,809	1,996
Unitholders	65,127	71,175
Total partnership capital	66,936	73,171

Total liabilities and partnership capital	$67,211	$73,729

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31, 2016, 2015 and 2014
(Dollars in Thousands, except per unit amounts)

	2016	2015	2014
Operating revenues:
Royalties	$29,750	$30,654	$54,513
Net profits interests	4,824	995	8,870
Lease bonus	2,721	53	1,590
Other	262	161	197
Total operating revenues	37,557	31,863	65,170

Costs and expenses
Production taxes	1,360	1,336	2,548
Operating expenses	1,733	2,244	2,908
Depreciation, depletion and amortization	8,507	10,068	10,050
General and administrative expenses	4,990	4,967	5,137
Total costs and expenses	16,590	18,615	20,643
Operating income	20,967	13,248	44,527

Other income, net	-	7	712
Net income	$20,967	$13,255	$45,239

Allocation of net income:
General partner	$736	$513	$1,593
Unitholders	$20,231	$12,742	$43,646
Net income per common unit (basic and diluted)	$0.66	$0.42	$1.42
Weighted average common units outstanding (000's)	30,675	30,675	30,675

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$20,967	$13,255	$45,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,507	10,068	10,050
Amortization of deferred rent incentive	(54)	(46)	(40)
Changes in operating assets and liabilities:
Trade and other receivables	(1,693)	2,122	1,747
Net profits interests receivable—related party	780	2,787	600
Accounts payable and other current liabilities	(229)	(494)	64
Net cash provided by operating activities	28,278	27,692	57,660

Cash flows provided by investing activities:
Proceeds from sale of NPI reserves	-	140	3,616

Cash flows used in financing activities:
Distributions paid to partners	(27,202)	(36,608)	(60,539)
(Decrease) increase in cash and cash equivalents	1,076	(8,776)	737
Cash and cash equivalents at beginning of year	7,136	15,912	15,175
Cash and cash equivalents at end of year	$8,212	$7,136	$15,912

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

Year	General Partner	Unitholders	Total	Unitholder Units
2014
Balance at January 1, 2014	$3,250	$108,574	$111,824	30,675,431
Net income	1,593	43,646	45,239
Distributions ($1.903398 per Unit)	(2,151)	(58,388)	(60,539)
Balance at December 31, 2014	2,692	93,832	96,524	30,675,431
2015
Net income	513	12,742	13,255
Distributions ($1.153997 per Unit)	(1,209)	(35,399)	(36,608)
Balance at December 31, 2015	1,996	71,175	73,171	30,675,431
2016
Net income	736	20,231	20,967
Distributions ($0.856694 per Unit)	(923)	(26,279)	(27,202)
Balance at December 31, 2016	$1,809	$65,127	$66,936	30,675,431

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016, 2015, and 2014

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

Principles of Consolidation — The consolidated financial statements include the accounts of Dorchester Minerals, L.P., Dorchester Minerals Oklahoma, LP, Dorchester Minerals Oklahoma GP, Inc. Maecenas Minerals LLP, and Dorchester-Maecenas GP LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our general partner.” Our general partner owns all of the partnership interests in Dorchester Minerals Operating LP, the operating partnership. See Note 3 —Related Party Transactions. The general partner is allocated 4% and 1% of our Royalty Properties’ net revenues and Net Profits Interest (or “NPI”) net proceeds actually received by the operating partnership, respectively.

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

Concentration of Credit Risks—Our Partnership, as a royalty and NPI owner, has no control over the volumes or method of sale of oil and natural gas produced and sold from the Royalty Properties and NPIs. It is believed that the loss of any single customer would not have a material adverse effect on the consolidated results of our operations.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016, 2015, and 2014

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years December 31, 2016, 2015, and 2014.

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

Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures and certain other business entities having limited liability protection.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016, 2015, and 2014

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

We have effective shelf registration statements on Form S-4 registering an aggregate of 8,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. As of December 31, 2016, all units remain available under the shelf registration statements.

3.	Related Party Transactions

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPIs, and provides day-to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable general and administrative costs, including rent, salaries, employee equity and benefit plans. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2016, 2015, and 2014. Additionally, certain reimbursable direct costs such as professional and regulatory fees and ad valorem and severance taxes are not limited. Significant activity between the partnership and the operating partnership consists of the following:

	In Thousands
From/To Operating Partnership	2016	2015	2014
Net Profits Interests Payments Receivable or Accrued (1)	$2,225	$3,005	$5,792
General & Administrative Amounts (Receivable)/Payable	$(146)	$125	$304
Total General & Administrative Expense	$2,673	$3,466	$3,348

_____________

(1)	All Net Profits Interests income on the financial statements is from the operating partnership.

4.	Commitments and Contingencies

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

Rental expense related to the lease, including operating expenses and consumption of electricity, was $272,000, $231,000, and $268,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Minimum rental commitments under the terms of our operating lease are as follows:

Years Ended December 31,	Minimum Payments
2017	$323,000
2018	$136,000
Total	$459,000

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016, 2015, and 2014

5.	Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:	Per Unit Amount
	2016	2015	2014
First Quarter	$0.147417	$0.306553	$0.496172
Second Quarter	$0.257977	$0.167430	$0.490861
Third Quarter	$0.252224	$0.194234	$0.447805
Fourth Quarter	$0.241475	$0.199076	$0.485780

Each of the foregoing distributions were paid on 30,675,431 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2017.

6.	Property Sale

On September 24, 2014, the Partnership and DMOLP closed a transaction selling Kansas working interests in the Hugoton NPI to Linn Energy. The sale was effective June 1, with an initial purchase price of $3,800,000. In accordance with full cost accounting for oil and gas properties, the Partnership’s share of proceeds less costs of sale of approximately $3,500,000 has been credited to the full cost pool as the sale did not represent a significant portion of the Partnership’s reserves. There were no sales during 2015 or 2016.

7.	New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The guidance requires entities to recognize revenue using the following five-step model: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue as the entity satisfies each performance obligation. Adoption of this standard could result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.

Our Partnership’s revenues are substantially attributable to oil and gas sales. Based on our initial review of our contracts, we believe the timing and presentation of revenues under ASU 2014-09 will be consistent with our current revenue recognition policy as described above. The Partnership will continue to monitor specific developments for our industry as it relates to ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to record most leases on the balance sheet. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing these new requirements to determine the impact of this guidance on our financial statements. Our current corporate office lease expires before December 31, 2018. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than our current obligations. Accordingly, at this time we cannot estimate the amount that will be capitalized when this standard is adopted.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016, 2015, and 2014

Oil and Natural Gas Reserve and Standardized Measure

The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2016 that would have a material effect on our estimated proved developed reserves.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2016	2015	2014	2016	2015	2014
Estimated quantity, beginning of year	5,678	5,746	5,087	49,370	55,701	60,473
Revisions in previous estimates (1)	2,335	904	1,380	(1,718)	416	4,910
Sales of reserves in place(2)	-	-	-	-	-	(2,426)
Production	(921)	(972)	(721)	(6,498)	(6,747)	(7,256)
Estimated quantity, end of year	7,092	5,678	5,746	41,154	49,370	55,701

(1) Changes in oil reserves for the years ended December 31, 2016, 2015 and 2014, includes upward revisions of 2,335 mmbls, 904 mmbls and 1,380 mbbls, respectively, predominately due to ongoing development on our Permian Basin properties and well performance exceeding previous projections in various areas.

Changes in natural gas reserves for the years ended December 31, 2016, 2015 and 2014, includes downward revisions of 1,718 mmcf and upward revisions of 416 mmcf and 4,910 mmcf, respectively. The downward revision at year-end 2016 was predominately a result of shorter economic limits on producing properties as a result of lower natural gas prices. The upward revisions of 416 mmcf and 4,910 mmcf for the years ended December 31, 2015 and 2016, respectively, are predominately due to well performance exceeding previous projections in various areas.

(2) The Partnership and DMOLP sold Kansas working interests in the Hugoton NPI.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016, 2015, and 2014

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2016	2015	2014
Future estimated gross revenues	$270,209	$275,883	$603,283
Future estimated production costs	(15,820)	(14,888)	(28,125)
Future estimated net revenues	254,389	260,995	575,158
10% annual discount for estimated timing of cash flows	(132,864)	(124,711)	(273,732)
Standardized measure of discounted future estimated net cash flows	$121,525	$136,284	$301,426
Sales of oil and natural gas produced, net of production costs	$(31,481)	$(28,069)	$(57,926)
Net changes in prices and production costs	(7,604)	(174,054)	16,605
Revisions of previous quantity estimates	24,043	14,906	49,488
Accretion of discount	13,628	30,143	27,129
Sale of reserves in place	-	-	(878)
Change in production rate and other	(13,345)	(8,068)	(4,280)
Net change in standardized measure of discounted future estimated net cash flows	$(14,759)	$(165,142)	$30,138
Depletion of oil and natural gas properties (dollars per mcfe)	$0.70	$0.80	$0.86
Average oil price per barrel (1)(2)	$34.60	$41.54	$82.49
Average natural gas price per mcf (1)	$2.00	$2.10	$4.14

_____________________________ (1) Includes Royalty and NPI prices combined by volumetric proportions. (2) Includes oil and natural gas liquids prices combined by volumetric proportions.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016, 2015, and 2014

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2016 Quarter Ended				2015 Quarter Ended
	March 31	June 30	Sept. 30	Dec 31	March 31	June 30	Sept. 30	Dec 31
Total operating revenues	$6,126	$10,009	$10,679	$10,743	$8,804	$8,280	$7,387	$7,392
Net income	$1,498	$5,951	$6,647	$6,871	$4,031	$3,816	$2,683	$2,725
Net income per Unit (basic and diluted)	$0.05	$0.19	$0.21	$0.21	$0.13	$0.12	$0.08	$0.09
Weighted average common units outstanding	30,675	30,675	30,675	30,675	30,675	30,675	30,675	30,675

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)
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