Form 10-Q
period 2017-03-31
DORCHESTER MINERALS, L.P.
filed 2017-05-04
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-0551518
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3838 Oak Lawn Avenue, Suite 300, Dallas, Texas 75219

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (214) 559-0300

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, “accelerated filer”, “smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

As of May 4, 2017, 30,675,431 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$10,608	$8,212
Trade and other receivables	4,057	4,332
Net profits interests receivable - related party	3,133	2,225
Total current assets	17,798	14,769

Other non-current assets	56	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	340,563	340,563
Accumulated full cost depletion	(289,904)	(288,163)
Total	50,659	52,400

Leasehold improvements	625	625
Accumulated amortization	(616)	(602)
Total	9	23

Total assets	$68,522	$67,211

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$745	$252
Current portion of deferred rent incentive	9	23
Total current liabilities	754	275

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,826	1,809
Unitholders	65,942	65,127
Total partnership capital	67,768	66,936
Total liabilities and partnership capital	$68,522	$67,211

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating revenues:
Royalties	$10,623	$5,784
Net profits interests	1,660	23
Lease bonus	30	189
Other	414	130

Total operating revenues	12,727	6,126

Costs and expenses:
Operating, including production taxes	987	507
Depreciation, depletion and amortization	1,755	2,236
General and administrative expenses	1,463	1,885

Total costs and expenses	4,205	4,628

Net income	$8,522	$1,498

Allocation of net income:
General partner	$300	$60
Unitholders	$8,222	$1,438

Net income per common unit (basic and diluted)	$0.27	$0.05
Weighted average common units outstanding (000's)	30,675	30,675

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net cash provided by operating activities	$10,086	$4,470

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(7,690)	(6,339)

Increase (decrease) in cash and cash equivalents	2,396	(1,869)

Cash and cash equivalents at beginning of period	8,212	7,136

Cash and cash equivalents at end of period	$10,608	$5,267

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

The condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair statement of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Per-unit information is calculated by dividing the income or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and dilutive income per unit do not differ. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016.

Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of quarter close or that will be realized in the future.

2       Commitments and Contingencies: The Partnership and Dorchester Minerals Operating LP are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Operating Leases - We have entered into an operating lease agreement in the ordinary course of our business activities. The third amendment to our office lease was signed on April 17, 2017, for a term of 129 months beginning June 1, 2018. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and now expires in 2029. Under the third amendment to the office lease, monthly rental payments will range from $25,000 - $30,000 and the Partnership will receive a tenant improvement allowance of $650,000. The Partnership recognizes a deferred rent liability for the rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense. For the tenant improvement allowance, the Partnership will record a deferred rent liability and will amortize the deferred rent over the lease term as a reduction to rent expense.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

 3      Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2015 have been:

	Per Unit Amount
	2017	2016	2015
First quarter	$0.306700	$0.147417	$0.306553
Second quarter		$0.257977	$0.167430
Third quarter		$0.252224	$0.194234
Fourth quarter		$0.241475	$0.199076

Each of the foregoing distributions were paid on 30,675,431 units. The first quarter distribution will be paid May 11, 2017. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. The partnership agreement requires the next cash distribution to be paid by August 14, 2017.

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

In February 2016, the FASB issued ASU 2016-02, which requires lessees to record most leases on the balance sheet. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has lease commitments of approximately $3 million that we believe would be subject to capitalization under ASU 2016-02. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than our current obligations. Accordingly, at this time we cannot estimate the amount that will be capitalized when this standard is adopted.

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

Minerals NPI production volumes and prices are within the consolidated financial statements in accordance with U.S. GAAP. Our financial statements will continue to reflect such information even if the NPI is in temporary deficit due to capital expenditures. Accrued net profits income in the first quarter of 2016 from this NPI are zero because accrued cumulative capital costs exceeded accrued cumulative operating income. Accrued net profits income in the first quarter of 2017 from this NPI are within the consolidated financial statements.

The Minerals NPI is in a deficit on a cash basis for March 2017 with a cumulative total of $800,000.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market along with domestic and international political and economic conditions.

Results of Operations

Three Months Ended March 31, 2017 as compared to Three Months Ended March 31, 2016

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2017	2016
Royalty properties gas sales (mmcf)	854	854

Royalty properties oil sales (mbbls)	175	142

NPI gas sales (mmcf)	572	828

NPI oil sales (mbbls)	67	89

Accrual basis weighted average sales price:

Royalty properties gas sales ($/mcf)	$3.31	$1.80

Royalty properties oil sales ($/bbl)	$44.44	$29.90

NPI gas sales ($/mcf)	$2.71	$2.10

NPI oil sales ($/bbl)	$40.55	$30.83

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty Properties during the first quarter increased 23% from 142 mbbls in 2016 to 175 mbbls in the same period of 2017. The increase in volumes during the first quarter compared to the same period of 2016 is a result of increased Permian Basin production partially offset by natural reservoir declines. Natural gas sales volumes attributable to our Royalty Properties during the first quarter remained constant at 854 mmcf for the first quarter of 2017 and 2016.

Oil sales volumes attributable to our NPIs during the first quarter of 2017 and 2016 were 67 mbbls and 89 mbbls, respectively, resulting in a decrease of 25%. The decrease in oil sales volumes is a result of natural reservoir declines. Natural gas sales volumes attributable to our NPIs during the first quarter decreased 31% from 828 mmcf in 2016 to 572 mmcf in 2017. The decrease is due to a higher amount of suspense releases in the first quarter of 2016 and natural reservoir declines.

Our first quarter net operating revenues increased 108% from $6,126,000 in 2016 to $12,727,000 during 2017. This increase is primarily a result of increases in sales prices and other income partially offset with a decrease in lease bonus income versus the first quarter of 2016. The first quarter of 2017 includes income of $1,100,000 related to legal settlements on our royalty properties.

First quarter operating costs and expenses increased 95% from $507,000 during 2016 to $987,000 during 2017. The increases versus the prior year are primarily a result of higher production taxes due to higher oil and natural gas sales prices.

General and administrative expenses of $1,463,000 during the first quarter of 2017 decreased 22% compared to $1,885,000 during the same period of 2016. The expense decreases are primarily due to higher legal costs associated with royalty litigation in the first quarter of 2016.

Depletion and amortization costs of $1,755,000 during the first quarter of 2017 decreased 22% compared to $2,236,000 during the first quarter of 2016. We adjust our depletion each quarter for significant changes in our estimates of oil and natural gas reserves.

First quarter net income allocable to common units increased 472% from $1,438,000 during 2016 to $8,222,000 during 2017. The increase is mainly due to higher oil and natural gas sales prices, higher oil volumes, and higher income from other sources.

Net cash provided by operating activities increased 126% from $4,470,000 during the first three months of 2016 to $10,086,000 during the same period of 2017. The increase is mainly driven by higher oil and natural gas sales prices.

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

Cash receipts attributable to our Royalty Properties during the 2017 first quarter totaled approximately $10,200,000. These receipts generally reflect oil sales during December 2016 through February 2017 and natural gas sales during November 2016 through January 2017. The weighted average indicated prices for oil and natural gas sales received during the 2017 first quarter attributable to the Royalty Properties were $44.17/bbl and $3.36/mcf, respectively.

Cash receipts attributable to our NPIs during the 2017 first quarter totaled approximately $800,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during November 2016 through January 2017. The weighted average indicated prices for oil and natural gas sales received during the 2017 first quarter attributable to our NPIs were $36.35/bbl and $2.26/mcf, respectively.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $10,608,000 at March 31, 2017 and $8,212,000 at December 31, 2016.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

	By:	Dorchester Minerals Management LP
its General Partner

	By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 4, 2017		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 4, 2017		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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