Form 10-Q
period 2017-06-30
DORCHESTER MINERALS, L.P.
filed 2017-08-03
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

As of August 3, 2017, 32,279,774 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$12,594	$8,212
Trade and other receivables	4,542	4,332
Net profits interests receivable - related party	2,682	2,225
Total current assets	19,818	14,769

Other non-current assets	44	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	363,167	340,563
Accumulated full cost depletion	(291,788)	(288,163)
Total	71,379	52,400

Leasehold improvements	725	625
Accumulated amortization	(625)	(602)
Total	100	23

Total assets	$91,341	$67,211

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,657	$252
Current portion of deferred rent incentive	-	23
Total current liabilities	1,657	275
Deferred rent incentive less current portion	60	-
Total liabilities	1,717	275

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,788	1,809
Unitholders	87,836	65,127
Total partnership capital	89,624	66,936
Total liabilities and partnership capital	$91,341	$67,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues:
Royalties	$10,489	$6,766	$21,112	$12,550
Net profits interests	309	1,708	1,969	1,731
Lease bonus	1,726	1,455	1,756	1,644
Other	29	80	443	210

Total operating revenues	12,553	10,009	25,280	16,135

Costs and expenses:
Operating, including production taxes	1,051	771	2,038	1,278
Depreciation, depletion and amortization	1,893	2,255	3,648	4,491
General and administrative expenses	1,160	1,032	2,623	2,917

Total costs and expenses	4,104	4,058	8,309	8,686

Net income	$8,449	$5,951	$16,971	$7,449

Allocation of net income:
General partner	$330	$201	$630	$261

Unitholders	$8,119	$5,750	$16,341	$7,188

Net income per common unit (basic and diluted)	$0.26	$0.19	$0.53	$0.24
Weighted average common units outstanding (000's)	30,693	30,675	30,684	30,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Net cash provided by operating activities	$21,280	$13,420

Cash flows provided by investing activities:
Cash contributed in acquisition of royalty interests	608	-
Capital expenditures	(40)	-
Total cash flows provided by investing activities	568	-

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(17,466)	(11,034)

Increase in cash and cash equivalents	4,382	2,386

Cash and cash equivalents at beginning of period	8,212	7,136

Cash and cash equivalents at end of period	$12,594	$9,522

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of royalty interests	$23,183	$-

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

2     Commitments and Contingencies: The Partnership and Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner, are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on our consolidated financial position, cash flows, or operating results.

Operating Leases - We have entered into an operating lease agreement in the ordinary course of our business activities. The third amendment to our office lease was signed on April 17, 2017, for a term of 129 months beginning June 1, 2018. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and now expires in 2029. Under the third amendment to the office lease, monthly rental payments will range from $25,000 - $30,000 and the Partnership will receive a tenant improvement allowance of $650,000. The Partnership recognizes a deferred rent liability for the rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense. For the tenant improvement allowance, the Partnership will record a deferred rent liability and will amortize the deferred rent over the lease term as a reduction to rent expense once in use.

3     Acquisition for Common Units: On June 30, 2017, pursuant to a Contribution, Exchange and Purchase Agreement with DSD Royalty, LLC, a Texas limited liability company (“DSD”), the Partnership acquired producing and nonproducing royalty and mineral interests located in the Midland Basin in exchange for consideration valued at approximately $23,183,000, half in cash (the “Cash Consideration”) and half in common units representing limited partner interests in the Partnership (“Common Units”), based on a price of $14.98 per Common Unit (calculated based on the average closing price of Common Units during the period beginning 15 trading days immediately prior to the closing date and ending two trading days prior to the closing date) (the “DSD Agreement”). Prior to the closing of the DSD Agreement, the Partnership entered into a Participation Agreement with certain officers of the Partnership and entities affiliated with certain officers and directors of the Partnership (the “Participants”), pursuant to which the Partnership agreed to assign an undivided 50% interest in its rights under the DSD Agreement to the Participants in exchange for the Participants’ assumption of the obligation to pay the Cash Consideration on behalf of the Partnership (the “Participation Agreement”). On June 30, 2017, in connection with the closing of the DSD Agreement, the Participants contributed to the Partnership their respective assets received pursuant to the Participation Agreement in exchange for common units of the Partnership based on a price of $14.98 per Common Unit (calculated in the same manner as the price of Common Units issued pursuant to the DSD Agreement) pursuant to Contribution and Exchange Agreements with the Partnership (the “Participant Contribution Agreements”). In accordance with the transactions contemplated by the DSD Agreement and the Participant Contribution Agreements, the Partnership issued to DSD and the Participants an aggregate of 1,604,343 Common Units pursuant to the Partnership’s registration statements on Form S-4. After the issuance, 6,395,657 Common Units remain available under the Partnership’s registration statements on Form S-4.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

4      Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2015 have been:

	Per Unit Amount
	2017	2016	2015
First quarter	$0.306700	$0.147417	$0.306553
Second quarter	$0.322965	$0.257977	$0.167430
Third quarter		$0.252224	$0.194234
Fourth quarter		$0.241475	$0.199076

Distributions beginning with the second quarter of 2017 were paid on 32,279,774 units; previous distributions set forth above were paid on 30,675,431 units. The second quarter 2017 distribution will be paid on August 10, 2017. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the third quarter cash distribution to be paid by November 14, 2017.

5      New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The guidance requires entities to recognize revenue using the following five-step model: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue as the entity satisfies each performance obligation. Adoption of this standard could result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.

Our Partnership’s revenues are substantially attributable to oil and gas sales. Based on our initial review of our contracts, we believe the timing and presentation of revenues under ASU 2014-09 will be materially consistent with our current revenue recognition policy as described above. The Partnership will continue to monitor specific developments for our industry as it relates to ASU 2014-09.

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

Minerals NPI production volumes and prices are within the consolidated financial statements in accordance with U.S. GAAP. Our financial statements will continue to reflect such information even if the NPI is in temporary deficit due to capital expenditures. Accrued net profits income in the second quarter of 2017 from this NPI are zero because accrued cumulative capital costs exceeded accrued cumulative operating income. Accrued net profits income in the six months ending June 30, 2017 from this NPI are within the consolidated financial statements.

As of June 30, 2017, the Minerals NPI was in a surplus position and had outstanding capital commitments equaling cash on hand of $7,800,000.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

Results of Operations

Three and Six Months Ended June 30, 2017 as compared to Three and Six Months Ended June 30, 2016

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Accrual basis sales volumes:

Royalty properties gas sales (mmcf)	860	832	1,714	1,686

Royalty properties oil sales (mbbls)	187	146	362	288

NPI gas sales (mmcf)	596	569	1,168	1,397

NPI oil sales (mbbls)	73	134	140	223

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$2.91	$1.63	$3.11	$1.72

Royalty properties oil sales ($/bbl)	$42.70	$37.15	$43.54	$33.57

NPI gas sales ($/mcf)	$2.81	$1.76	$2.76	$1.96

NPI oil sales ($/bbl)	$39.06	$33.99	$39.78	$32.74

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty Properties during the second quarter increased 28% from 146 mbbls in 2016 to 187 mbbls in the same period of 2017. Oil sales volumes attributable to the first six months of 2016 increased 26% from 288 mbbls to 362 mbbls in the same period of 2017. The increase in volumes during the second quarter and first six months of 2017 compared to the same periods of 2016 is mainly a result of increased Permian Basin production from new wells. Natural gas sales volumes attributable to our Royalty Properties during the second quarter increased 3% from 832 mmcf in 2016 to 860 mmcf in the same period of 2017. Natural gas sales volumes during the first six months increased 2% from 1,686 mmcf in 2016 to 1,714 mmcf in the same period of 2017. The increase in volumes during the second quarter and first six months of 2017 compared to the same periods of 2016 is mainly a result of increased production in the Permian Basin partially offset by decreased production in the Fayetteville Shale play.

Oil sales volumes attributable to our NPIs during the second quarter and first six months of 2016 were 134 mbbls and 223 mbbls, respectively, resulting in decreases of 46% and 37% to 73 mbbls and 140 mbbls during the same periods of 2017. The decrease in oil sales volumes is mainly due to natural reservoir declines. Natural gas sales volumes attributable to our NPIs during the second quarter increased 5% from 569 mmcf in 2016 to 596 mmcf in the same period of 2017 due to a higher number of suspense releases in 2017. During the first six months of 2017, NPI natural gas volumes decreased 16% from 1,397 mmcf in 2016 to 1,168 mmcf in the same period of 2017. The decrease in gas sales volumes is mainly due to natural reservoir declines in addition to the lower amount of suspense releases in the first quarter of 2017 as compared to the first quarter of 2016.

Our second quarter net operating revenues increased 25% from $10,009,000 during 2016 to $12,553,000 during the same period of 2017. Current quarter increase in royalty revenues are primarily due to higher oil and natural gas prices, partially offset by a decrease in net profits interests income versus the prior year. Our first six months net operating revenues increased 57% from $16,135,000 during 2016 to $25,280,000 during the same period of 2017. These increases are primarily a result of an increase in royalty revenues resulting from higher oil and natural gas prices.

Second quarter operating costs and expenses increased 36% from $771,000 during 2016 to $1,051,000 during the same period of 2017. Our first six months operating costs increased 59% from $1,278,000 during 2016 to $2,038,000 during the same period of 2017. The increases in both periods are primarily a result of higher production taxes due to higher oil and natural gas sales prices.

General and administrative expenses of $1,032,000 during the second quarter of 2016 increased 12% to $1,160,000 during the same period of 2017 primarily as a result of costs related to our office remodel. General and administrative expenses of $2,917,000 during the first six months decreased 10% compared to $2,623,000 during the same period of 2017. The decrease is primarily due to lower information technology costs and lower legal costs associated with royalty litigation as compared to both periods of 2016.

Depletion and amortization costs of $2,255,000 during the second quarter of 2016 decreased 16% to $1,893,000 during the same period of 2017. Depletion and amortization costs of $4,491,000 during the first six months of 2016 decreased 19% compared to $3,648,000 during the same period of 2017. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves.

Second quarter net income allocable to common units increased 41% from $5,750,000 during 2016 to $8,119,000 during the same period of 2017 mainly due to higher royalty income and lease bonus income. Our first six months net income allocable to common units increased by 127% from $7,188,000 compared to $16,341,000 during the same period of 2017. The increase is mainly due to higher royalty income due to higher oil and natural gas prices.

Net cash provided by operating activities increased 59% from $13,420,000 during the first six months of 2016 to $21,280,000 during the same period of 2017. The change is mainly driven by higher oil and natural gas sales prices. Net cash provided by investing activities increased from $0 to $568,000 due to the cash contributed with the acquisition of royalty interests.

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

Cash receipts attributable to our Royalty Properties during the second quarter of 2017 totaled approximately $10,000,000. These receipts generally reflect oil sales during March 2017 through May 2017 and natural gas sales during February 2017 through April 2017. The weighted average indicated prices for oil and natural gas sales received during the 2017 second quarter attributable to the Royalty Properties were $44.25/bbl and $2.65/mcf, respectively.

Cash receipts attributable to our NPIs during the second quarter of 2017 totaled approximately $800,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during February 2017 through April 2017. The weighted average indicated prices for oil and natural gas sales received during the 2017 second quarter attributable to our NPIs were $41.36/bbl and $2.50/mcf, respectively.

On June 28, 2017, the Partnership executed a definitive agreement to acquire producing and nonproducing mineral and royalty interests located in Glasscock, Howard, Martin, Midland, Reagan and Upton Counties, Texas. The properties consist of 1,850 net royalty acres across 22,400 gross surface acres. Approximately 75% of the total net royalty acres are located in the northwestern quarter of Reagan County and substantially overlap with the Partnership’s existing position.

The transaction was consummated on June 30, 2017 and was structured as a non-taxable contribution and exchange. At the closing, in addition to conveying their interests to the Partnership, the contributing parties delivered funds in an amount equal to their cash receipts during the period from April 1, 2017 through June 30, 2017 and attributable to production on the subject properties on or after September 1, 2016, amounting to approximately $614,000, and the Partnership issued an aggregate of 1,604,343 common units of the Partnership to the contributing parties.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with our partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payments of expenses. Because most of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for the amounts and dates of cash distributions to unitholders.

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

Expenses and Capital Expenditures

The operating partnership continues to assess the opportunity to increase production based on prevailing market conditions in Oklahoma with techniques that may include fracture treating, deepening, recompleting, and drilling. Costs vary widely and are not predictable as each effort requires specific engineering. Such activities by the operating partnership could influence the amount we receive from the NPIs.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $12,594,000 at June 30, 2017 and $8,212,000 at December 31, 2016.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DORCHESTER MINERALS, L.P.

	By:	Dorchester Minerals Management LP
its General Partner

	By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 3, 2017		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 3, 2017		Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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

3.8

Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.9

Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10

Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

10.1

Contribution, Exchange and Purchase Agreement, dated June 28, 2017, by and between Dorchester Minerals, L.P. and DSD Royalty, LLC. (incorporated by reference to Exhibit 2.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.2

Participation Agreement, dated June 30, 2017, by and among Dorchester Minerals, L.P., 1307, Ltd., SCW Capital, LP, Tortuga Oil & Gas, L.P., Robert R. Penn, Squaretop Partners, L.P., Marshall Bryan Payne, MARI GST Non-Exempt Trust, Vaughn Petroleum (DMLP), LLC, James E. Raley, 2011 Pete & Kay Allen Family Trust, Leslie A. Moriyama, Rokeby Investments, L.P., Browning C. Vaughn, The MDIG PPM Trust, The MDIG WWM Trust, The MDIG AMM Trust, The MDIG SCM Trust and Quiscalus Ventures, LLC. (incorporated by reference to Exhibit 2.2 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.3

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and 1307, Ltd. (incorporated by reference to Exhibit 2.3 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.4

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and SCW Capital, LP. (incorporated by reference to Exhibit 2.4 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.5

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Tortuga Oil & Gas, L.P. (incorporated by reference to Exhibit 2.5 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.6

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Robert R. Penn. (incorporated by reference to Exhibit 2.6 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.7

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Squaretop Partners, L.P. (incorporated by reference to Exhibit 2.7 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.8

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Marshall Bryan Payne. (incorporated by reference to Exhibit 2.8 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.9

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and MARI GST Non-Exempt Trust. (incorporated by reference to Exhibit 2.9 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.10

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Vaughn Petroleum (DMLP), LLC. (incorporated by reference to Exhibit 2.10 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.11

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and James E. Raley. (incorporated by reference to Exhibit 2.11 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.12

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and 2011 Pete & Kay Allen Family Trust. (incorporated by reference to Exhibit 2.12 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.13

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Leslie A. Moriyama. (incorporated by reference to Exhibit 2.13 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.14

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Rokeby Investments, L.P. (incorporated by reference to Exhibit 2.14 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.15

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Browning C. Vaughn. (incorporated by reference to Exhibit 2.15 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.16

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and The MDIG PPM Trust. (incorporated by reference to Exhibit 2.16 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.17

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and The MDIG WWM Trust. (incorporated by reference to Exhibit 2.17 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.18

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and The MDIG AMM Trust. (incorporated by reference to Exhibit 2.18 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.19

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and The MDIG SCM Trust. (incorporated by reference to Exhibit 2.19 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

10.20

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Quiscalus Ventures, LLC. (incorporated by reference to Exhibit 2.20 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

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