Form 10-Q
period 2017-09-30
DORCHESTER MINERALS, L.P.
filed 2017-11-03
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

As of November 3, 2017, 32,279,774 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$11,557	$8,212
Trade and other receivables	5,210	4,332
Net profits interests receivable - related party	2,321	2,225
Total current assets	19,088	14,769

Other non-current assets	31	19

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	363,186	340,563
Accumulated full cost depletion	(294,583)	(288,163)
Total	68,603	52,400

Leasehold improvements	1,208	625
Accumulated amortization	(625)	(602)
Total	583	23

Total assets	$88,305	$67,211

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,774	$252
Current portion of deferred rent incentive	15	23
Total current liabilities	1,789	275
Deferred rent incentive less current portion	462	-
Total liabilities	2,251	275

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,693	1,809
Unitholders	84,361	65,127
Total partnership capital	86,054	66,936
Total liabilities and partnership capital	$88,305	$67,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended
			September 30,
	2017	2016	2017	2016
Operating revenues:
Royalties	$11,499	$8,208	$32,611	$20,758
Net profits interests	737	1,589	2,706	3,320
Lease bonus	43	865	1,799	2,509
Other	201	17	644	227

Total operating revenues	12,480	10,679	37,760	26,814

Costs and expenses:
Operating, including production taxes	1,320	902	3,358	2,180
Depreciation, depletion and amortization	2,795	2,080	6,443	6,571
General and administrative expenses	1,141	1,050	3,764	3,967

Total costs and expenses	5,256	4,032	13,565	12,718

Net income	$7,224	$6,647	$24,195	$14,096

Allocation of net income:
General partner	$273	$230	$903	$496

Unitholders	$6,951	$6,417	$23,292	$13,600

Net income per common unit (basic and diluted)	$0.22	$0.21	$0.75	$0.44
Weighted average common units outstanding (000's)	32,280	30,675	31,222	30,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Net cash provided by operating activities	$31,274	$21,563

Cash flows provided by investing activities:
Cash contributed in acquisition of royalty interests	437	-
Capital expenditures	(106)	-
Total cash flows provided by investing activities	331	-

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(28,260)	(19,203)

Increase in cash and cash equivalents	3,345	2,360

Cash and cash equivalents at beginning of period	8,212	7,136

Cash and cash equivalents at end of period	$11,557	$9,496

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of royalty interests	$23,183	$-

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

 Operating Leases - We have entered into an operating lease agreement in the ordinary course of our business activities. The third amendment to our office lease was signed on April 17, 2017, for a term of 129 months beginning June 1, 2018. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and now expires in 2029. Under the third amendment to the office lease, monthly rental payments will range from $25,000 - $30,000 and the Partnership will receive a tenant improvement allowance of approximately $700,000. The Partnership recognizes a deferred rent liability for the rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense. For the tenant improvement allowance, the Partnership will record a deferred rent liability and will amortize the deferred rent over the lease term as a reduction to rent expense once in use.

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

4       Distributions to Holders of Common Units: Unitholder cash distributions per common unit since 2015 have been:

	Per Unit Amount
	2017	2016	2015
First quarter	$0.306700	$0.147417	$0.306553

Second quarter	$0.322965	$0.257977	$0.167430

Third quarter	$0.284650	$0.252224	$0.194234

Fourth quarter		$0.241475	$0.199076

Distributions beginning with the second quarter of 2017 were paid on 32,279,774 units; previous distributions set forth above were paid on 30,675,431 units. The third quarter 2017 distribution will be paid on November 9, 2017. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the fourth quarter cash distribution to be paid by February 14, 2018.

5       New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The guidance requires entities to recognize revenue using the following five-step model: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue as the entity satisfies each performance obligation. Adoption of this standard could result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The company plans to adopt this standard using the modified retrospective method upon its effective date. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.

 Our Partnership’s revenues are substantially attributable to oil and gas sales. Based on substantial completion of review of our contracts, we believe the timing and presentation of revenues under ASU 2014-09 will be materially consistent with our current revenue recognition policy as described above. The Partnership will continue to monitor specific developments for our industry as it relates to ASU 2014-09.

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

 As of September 30, 2017, the Minerals NPI was in a surplus position and had outstanding capital commitments equaling cash on hand of $7,400,000.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

Results of Operations

Three and Nine Months Ended September 30, 2017 as compared to Three and Nine Months Ended September 30, 2016

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Accrual basis sales volumes:	2017	2016	2017	2016
Royalty properties gas sales (mmcf)	967	775	2,681	2,461

Royalty properties oil sales (mbbls)	207	163	569	451

NPI gas sales (mmcf)	631	599	1,799	1,996

NPI oil sales (mbbls)	60	84	200	307

Accrual basis weighted average sales price:

Royalty properties gas sales ($/mcf)	$ 2.63	$ 2.42	$ 2.94	$ 1.94

Royalty properties oil sales ($/bbl)	$ 43.32	$ 38.72	$ 43.46	$ 35.44

NPI gas sales ($/mcf)	$ 2.34	$ 2.33	$ 2.62	$ 2.07

NPI oil sales ($/bbl)	$ 41.51	$ 36.10	$ 40.30	$ 33.66

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty Properties during the third quarter increased 27% from 163 mbbls in 2016 to 207 mbbls in the same period of 2017. Oil sales volumes attributable to the first nine months of 2016 increased 26% from 451 mbbls to 569 mbbls in the same period of 2017. The increase in volumes during the third quarter and first nine months of 2017 compared to the same periods of 2016 is mainly a result of increased Permian Basin production from new wells. Natural gas sales volumes attributable to our Royalty Properties during the third quarter increased 25% from 775 mmcf in 2016 to 967 mmcf in the same period of 2017. Natural gas sales volumes during the first nine months increased 9% from 2,461 mmcf in 2016 to 2,681 mmcf in the same period of 2017. The increase in volumes during the third quarter and first nine months of 2017 compared to the same periods of 2016 is mainly a result of increased production in the Permian Basin partially offset by decreased production in the Fayetteville Shale play.

Oil sales volumes attributable to our NPIs during the third quarter and first nine months of 2016 were 84 mbbls and 307 mbbls, respectively, resulting in decreases of 29% and 35% to 60 mbbls and 200 mbbls, respectively, during the same periods of 2017. The decrease in oil sales volumes is mainly due to natural reservoir declines. Natural gas sales volumes attributable to our NPIs during the third quarter increased 5% from 599 mmcf in 2016 to 631 mmcf in the same period of 2017 due to a higher number of suspense releases in 2017. During the first nine months of 2017, NPI natural gas volumes decreased 10% from 1,996 mmcf in 2016 to 1,799 mmcf in the same period of 2017. The decrease in gas sales volumes is mainly due to natural reservoir declines in addition to the lower amount of suspense releases in the first quarter of 2017 as compared to the first quarter of 2016.

Our third quarter net operating revenues increased 17% from $10,679,000 during 2016 to $12,480,000 during the same period of 2017. Current quarter increase in royalty revenues is primarily due to higher oil and natural gas prices, partially offset by a decrease in both net profits interests income and lease bonus income versus the prior year. Our first nine months net operating revenues increased 41% from $26,814,000 during 2016 to $37,760,000 during the same period of 2017. These increases are primarily a result of an increase in royalty revenues resulting from higher oil and natural gas prices and sales volumes.

Third quarter operating costs and expenses increased 46% from $902,000 during 2016 to $1,320,000 during the same period of 2017. Our first nine months operating costs increased 54% from $2,180,000 during 2016 to $3,358,000 during the same period of 2017. The increases in both periods are primarily a result of higher production taxes due to higher oil and natural gas sales prices.

General and administrative expenses of $1,050,000 during the third quarter of 2016 increased 9% to $1,141,000 during the same period of 2017 primarily as a result of costs related to our office remodel. General and administrative expenses of $3,967,000 during the first nine months of 2016 decreased 5% compared to $3,764,000 during the same period of 2017. The decrease is primarily due to lower information technology costs and lower legal costs associated with royalty litigation partially offset by increased costs related to our office remodel as compared to the same period of 2016.

Depletion and amortization costs of $2,080,000 during the third quarter of 2016 increased 34% to $2,795,000 during the same period of 2017 due to additional depletion from recently acquired mineral and royalty interests. Depletion and amortization costs of $6,571,000 during the first nine months of 2016 decreased 2% compared to $6,443,000 during the same period of 2017. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves.

Third quarter net income allocable to common units increased 8% from $6,417,000 during 2016 to $6,951,000 during the same period of 2017 mainly due to higher royalty income. Our first nine months net income allocable to common units increased by 71% from $13,600,000 compared to $23,292,000 during the same period of 2017. The increase is mainly due to higher royalty income due to higher oil and natural gas prices and sales volumes.

Net cash provided by operating activities increased 45% from $21,563,000 during the first nine months of 2016 to $31,274,000 during the same period of 2017. The change is mainly driven by higher oil and natural gas sales prices. Net cash provided by investing activities increased from $0 to $331,000 mainly due to the cash contributed with the acquisition of royalty interests.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2017 totaled approximately $10,000,000. These receipts generally reflect oil sales during June 2017 through August 2017 and natural gas sales during May 2017 through July 2017. The weighted average indicated prices for oil and natural gas sales received during the 2017 third quarter attributable to the Royalty Properties were $41.36/bbl and $2.75/mcf, respectively.

Cash receipts attributable to our NPIs during the third quarter of 2017 totaled approximately $1,100,000. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during May 2017 through July 2017. The weighted average indicated prices for oil and natural gas sales received during the 2017 third quarter attributable to our NPIs were $38.89/bbl and $2.75/mcf, respectively.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $11,557,000 at September 30, 2017 and $8,212,000 at December 31, 2016.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

The Partnership and the operating partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

ITEM 2.             ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2017 – July 31, 2017)	-	N/A	-	102,149 (1)
Month #2 (August 1, 2017 – August 31, 2017)	-	N/A	-	102,149 (1)
Month #3 (September 1, 2017 – September 31, 2017)	18,900(2)	$14.48	18,900	83,249 (1)
Total	18,900(2)	$14.48	18,900	83,249 (1)
(1)

The number of common units that the operating partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2017, the maximum number of common units that could be granted under the Equity Incentive Program is 102,149 common units.

(2)

Open-market purchases by Dorchester Minerals Operating LP, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on August 9, 2017 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 3, 2017		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 3, 2017		Chief Financial Officer