Form 10-K
period 2017-12-31
DORCHESTER MINERALS, L.P.
filed 2018-03-08
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2017
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

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $421,073,423 as of June 30, 2017, based on $14.45 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of March 8, 2018: 32,279,774

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2018 Annual Meeting of Unitholders to be held on May 16, 2018, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2017.

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our general partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 20% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have effective registration statements on Form S-4 registering an aggregate of 8,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. During 2017, the Partnership issued 1,604,343 common units in connection with the consummation of the transactions contemplated by that certain Contribution, Exchange and Purchase Agreement dated June 28, 2017 between the Partnership and DSD Royalty, LLC and those certain Contribution and Exchange Agreements dated June 30, 2017 between the Partnership and each of 1307, Ltd., SCW Capital, LP, Tortuga Oil & Gas, L.P., Robert R. Penn, Squaretop Partners, L.P., Marshall Bryan Payne, MARI GST Non-Exempt Trust, Vaughn Petroleum (DMLP), LLC, James E. Raley, 2011 Pete & Kay Allen Family Trust, Leslie A. Moriyama, Rokeby Investments, L.P., Browning C. Vaughn, The MDIG PPM Trust, The MDIG WWM Trust, The MDIG AMM Trust, The MDIG SCM Trust and Quiscalus Ventures, LLC. At present, 6,395,657 units remain available under the Partnership’s registration statements on Form S-4.

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

The operating partnership sells its Oklahoma Hugoton field natural gas production to DCP Midstream, LP, a gas processor and purchaser under a processing and purchase agreement. The agreement is automatically renewed annually unless cancelled by either party. We believe that the loss of DCP Midstream, LP or any single customer would not have a material adverse effect on us due to the availability of alternative purchasers in the area.

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

Employees

As of March 8, 2018, the operating partnership had 24 full-time employees in our Dallas, Texas office and six full-time employees in field locations.

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

Our business and the properties in which we hold interests are subject to federal, state and local laws and regulations relating to the oil and natural gas industry as well as regulations relating to environmental, health, and safety matters. These laws and regulations can have a significant impact on production and costs of production. For example, in Oklahoma, where properties that are subject to the NPIs are located, regulators have the ability, directly or indirectly, to limit production from those properties, and such limitations or changes in those limitations could negatively impact us in the future.

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). CERCLA, also known as the Superfund law, and comparable state statutes impose strict liability, and under certain circumstances, joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The term “hazardous substance” is specifically defined to exclude petroleum, including crude oil and any fraction thereof, natural gas and natural gas liquids. Despite this exclusion, certain materials that are commonly used in connection with oil and gas operations are considered to be hazardous substances under CERCLA. Responsible persons include the current or former owner or operator of the site where the release occurred, and anyone who disposed of or arranged for the disposal of a hazardous substance released at the site, regardless of whether the disposal of hazardous substances was lawful at the time of the disposal. Under CERCLA, such persons may be subject to strict, joint and several liabilities for the costs of investigating releases of hazardous substances, cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The operators of our properties may be responsible under CERCLA for all or part of these costs. Although we are not an operator, our ownership of royalty interests could cause us to be responsible for all or part of such costs to the extent that CERCLA imposes such responsibilities on such parties as “owners.”

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Drilling fluids, produced water and many other wastes associated with the exploration, development and production of oil or gas are currently excluded from regulation under RCRA’s hazardous waste provisions. However, it is possible that certain oil and gas exploration and production wastes could be classified as hazardous wastes in the future. In addition, exploration and production wastes are regulated under state laws analogous to RCRA. Many of our properties have produced oil and/or gas for many years. We have no knowledge of current and prior operators’ procedures with respect to the disposal of oil and gas wastes. Hydrocarbons or other solid or hazardous wastes may have been released on or under our properties by the operators or prior operators. Our properties and the materials disposed or released on, at, under or from them may be subject to CERCLA, RCRA and analogous state laws, and removal or remediation of such materials could be required by a governmental authority.

The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements, such as emissions controls. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or use specific equipment or technologies to control emissions. The U.S. Environmental Protection Agency (“EPA”) continues to develop stringent regulations governing emissions of toxic air pollutants from oil and gas facilities. Specifically, on August 16, 2012, the EPA issued final regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”). These regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically fractured wells and other equipment. Under the regulations, since January 1, 2015 owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use reduced emissions (“green”) completion technology to recover natural gas that formerly would have been flared or vented. On May 12, 2016, the EPA issued a suite of new final regulations designed to limit methane and VOC emissions. Among other things, these new rules apply green completion requirements to newly fractured and refractured oil wells. Obtaining permits and complying with these new requirements has the potential to increase costs of production and delay the development of our properties.

In November 2016, the Bureau of Land Management (“BLM”) published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on federal and Indian lands. Some provisions of the venting and flaring rule went into effect on January 17, 2017. The BLM has announced that it is postponing until January 17, 2019, the implementation of other aspects of the venting and flaring rule, which were originally scheduled to come into effect on January 1, 2018. And, on February 22, 2018, the BLM issued a proposed rule which would rescind, modify, and retain portions of the November 2016 rule. In March 2015, the BLM released its new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule and a final decision is pending. In December 2017, the BLM repealed the 2015 regulations, and environmental organizations and the State of California are suing the BLM and the Secretary of the U.S. Department of the Interior over the repeal. Each of these regulations, to the extent that they are reinstated or modified, may result in additional levels of regulation or complexity that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. In May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule defining the “Waters of the United States, “ which are protected under the Clean Water Act. The new rule, which would have made additional waters expressly Waters of the United States and, therefore, subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation, was stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. On February 1, 2018, EPA officially delayed implementation of the 2015 rule until early 2020. Meanwhile, the U.S. Army Corps of Engineers and the EPA could initiate rulemaking to revise the definition of “Waters of the United States.” Compliance with the Clean Water Act may restrict the location of certain facilities, require the mitigation of impacted wetlands, increase the cost of capital expenditures, and may result in permitting delays.

Spill prevention, control, and countermeasure (“SPCC”) regulations promulgated under the Clean Water Act and later amended by the Oil Pollutions Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program require that permits be obtained before drilling salt water disposal wells, and casing integrity monitoring be conducted periodically to ensure that the disposed waters are not leaking into groundwater.  In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to seismic activity, they have adopted or are considering additional regulations regarding such disposal methods.  Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties and the operators of the working interests and other properties underlying our NPIs to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties and the working interests and other properties underlying our NPIs or delay production schedules.  For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question.  If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well.

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources.  These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the CWA, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species.  A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development.  Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

Operations of the Royalty Properties and the working interests and other properties underlying our NPIs may be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes and their implementing regulations.  The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes may require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Royalty Properties and the working interests and other properties underlying our NPIs.  These laws also require the development of risk management plans for certain facilities to prevent accidental releases of extremely hazardous substances and to minimize the consequences of such releases should they occur.

The potential adoption of federal and state hydraulic fracturing legislation or executive orders could delay or restrict development of our oil and natural gas properties.

The Energy Policy Act of 2005 exempts hydraulic fracturing from federal regulation under the SDWA, provided that diesel fuel is not used in the fracturing process. In prior Congressional Sessions, legislation has been introduced that would have repealed this exemption. If similar legislation were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements. Such federal legislation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing.

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

The EPA’s Office of Research and Development (“ORD”) has conducted a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The ORD published a report in 2016, concluding that hydraulic fracturing operations do impact drinking water resources under some circumstances but declining to reach conclusions about the frequency or severity of those impacts. In addition to the EPA study, there are other governmental reviews that focus on environmental aspects of hydraulic fracturing. In April 2012, President Obama issued an executive order establishing an interagency working group to coordinate Federal policies related to unconventional gas development. In addition, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. These or other investigations, initiatives, and studies could result in additional efforts to regulate hydraulic fracturing.

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

Congress has, from time to time, considered legislation to reduce greenhouse gas (“GHG”) emissions. To date, Congress has not passed a bill specifically addressing GHG regulation. Almost half of the states, however, have developed GHG emission inventories and/or regional GHG cap and trade programs. These cap and trade programs require major sources of emissions or major fuel producers to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Many states also have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.

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

Although it is not possible at this time to predict whether or when Congress may act on climate change legislation, or whether EPA may promulgate additional regulation of GHGs from the oil and gas industry, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require the operating partnership and oil and natural gas operators that develop our properties to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas produced from the Royalty Properties.

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

Recently enacted U.S. tax legislation may adversely affect our business, results of operations and cash flow.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to U.S. federal income tax laws. Among other changes, the Tax Act (i) introduces a new deduction on certain pass-through income, (ii) repeals the partnership technical termination rule and (iii) imposes a new limitation on the deductibility of interest expense. Many of the provisions in the Tax Act, including the deduction related to certain pass-through income, are temporary and, without additional legislation, will sunset on December 31, 2025. The Tax Act is complex and lacks administrative guidance, thus, the impact of certain aspects of its provisions on us or an investment in our common units is currently unclear. There may be other material adverse effects resulting from the Tax Act that we have not identified and that could have an adverse effect on our business, results of operations, financial conditions and cash flow.

We will be subject to federal income tax and possibly certain state corporate income or franchise taxes if we are classified as a corporation and not as a partnership for federal income tax purposes.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. A change in our business or a change in current law (including administrative guidance relating to the Tax Act) could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states have subjected, or are evaluating ways to subject, partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders. Therefore, treatment of us as a corporation or the assessment of a material amount of entity-level taxation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

        Additionally, on January 19, 2017, the IRS and the U.S. Department of the Treasury publicly released the text of final regulations (the “Final Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Code, which provide that income earned from a royalty interest is qualifying income. On January 24, 2017, the Final Regulations were published in the Federal Register. Under current law, we believe that our royalty income is qualifying income for purposes of Section 7704(d)(1)(E) of the Code. If the Final Regulations remain effective in their current form, we believe we will continue to be able to meet the qualifying income requirement under the new rules. However, there are no assurances that the Final Regulations will not be revised to take a position that is contrary to our interpretation of the current law.

        While the Tax Act does not negatively impact the final regulations or the qualifying income exception, we are unable to predict whether any of these changes or any other proposals will ultimately be enacted or adopted, or whether final qualifying income regulations will materially change interpretations of the current law. Any such changes could negatively impact the value of an investment in our common units.

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

Acreage Summary

The following table sets forth, as of December 31, 2017, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased. Acreage amounts may not add across due to overlapping ownership among categories.

	Mineral	Royalty	Overriding Royalty	Leasehold	Total
Number of States	25	18	18	8	25
Number of Counties/Parishes	465	190	137	34	574
Gross Acres	2,313,000	624,000	209,000	33,000	3,125,000
Net Acres (where applicable)	379,000	___	___	___	379,000

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

The following table sets forth, as of December 31, 2017, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross(1)	Net(1)	State	Gross(1)	Net(1)
Alabama	105,000	8,000	Missouri	<500	< 500
Arkansas	47,000	15,000	Montana	282,000	63,000
California	1,000	< 500	Nebraska	3,000	< 500
Colorado	23,000	1,000	New Mexico	42,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	292,000	46,000
Illinois	5,000	1,000	Oklahoma	230,000	17,000
Indiana	< 500	< 500	Pennsylvania	10,000	6,000
Kansas	14,000	2,000	South Dakota	14,000	1,000
Kentucky	2,000	1,000	Texas	1,646,000	154,000
Louisiana	132,000	3,000	Utah	6,000	< 500
Michigan	54,000	3,000	Wyoming	27,000	1,000
Mississippi	72,000	9,000
(1)	< 500 means acreage owned did not round up to 1,000.

Leasing Activity

We received $2,399,000 during 2017 attributable to lease bonus on 16 leases or extension of existing leases, and 1 pooling election in lands located in 11 counties and parishes in four states. These leases reflected bonus payments ranging up to $40,000/acre and initial royalty terms ranging up to 25%.

The following table sets forth a summary of leases and pooling elections consummated during 2015 through 2017.

	2017	2016	2015
Number	17	37	14
Number of States	4	7	4
Number of Counties	11	22	10
Average Royalty	23.94%	24.92%	24.8%
Average Bonus, $/acre(1)	$3,330	$2,499	$305
Total Lease Bonus	$2,399,000	$2,721,000	$53,000
(1)	Based on net acreage weighted average.

Payments received for gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our consolidated financial statements in various categories including, but not limited to, other operating revenues and other income.

Net Profits Interests

We own net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We receive monthly payments from each of the five NPIs equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and carried over and reflected in the following month's calculation of net profit. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

Minerals NPI production volumes and prices are within the consolidated financial statements in accordance with U.S. GAAP, although accrued net profits income for the year ended December 31, 2015 from the Minerals NPI was zero because accrued cumulative capital costs exceeded accrued cumulative operating income on a temporary deficit basis. The amount included in Net Profits Income for the Minerals NPI properties for the years ended December 31, 2016 and December 31, 2017 was $4.6 million and $6.5 million, respectively.

From a cash perspective, as of December 31, 2017, the Minerals NPI was in a surplus position and had outstanding capital commitments equaling cash on hand of $6.6 million.

Acreage Summary

The following tables set forth, as of December 31, 2017, information concerning properties owned by the operating partnership and subject to the NPIs. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership's interest in these properties may be unleased, leased by others or a combination thereof. Acreage amounts may not add across due to overlapping ownership among categories. In addition to amounts listed below, the operating partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold	Total
Number of States	12	6	6	12
Number of Counties/Parishes	61	23	12	68
Gross Acres	50,000	___	91,000	141,000
Net Acres	6,000	___	75,000	81,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Oklahoma	12,000	1,000	80,000	74,000	92,000	75,000
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
All Others	38,000	5,000	3,000	< 500	41,000	5,000
Totals	50,000	6,000	91,000	75,000	141,000	81,000

_______________

(1)	< 500 means acreage owned did not round up to 1,000.

The leasehold acreage in Arkansas listed above includes all of the acreage in the Fayetteville Shale properties in which the operating partnership participates as a working interest owner.

Productive Well Summary

The following table sets forth, as of December 31, 2017, the approximate combined number of producing wells on the properties subject to the NPIs. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by our working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	133	117
All others	800	30
Total	933	147

_______________

(1)	Large, multi-well units which are forecasted in aggregate are included as one gross well.

Drilling Activity

During 2017, we received division orders or first payments for 409 new wells completed on our Royalty Properties and 52 new wells completed on our NPI Properties. The wells were located in 32 counties and parishes in seven states.  Included in these totals are wells in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the operating partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The following table reflects the Partnership's proved developed and total proved reserves at December 31, 2017. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas, and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

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

Summary of Oil and Gas Reserves as of Fiscal Year-End
All Proved Developed and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)
2017	6,688	24,327	1,623	22,594	8,311	46,921
2016	5,643	22,967	1,449	18,187	7,092	41,154
2015	4,631	23,618	1,047	25,752	5,678	49,370

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Oil reserves include volumes attributable to natural gas liquids.

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

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves. Hugoton Field net sales volumes for the last three years are listed below:

	Production by Significant Field
	Oil Boe(1)	Gas mcf
2017	47,000	1,388,000
2016	64,000	1,951,000
2015	___	2,066,000
(1)	Oil revenues include volumes attributable to natural gas liquids.

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

	2017		2016
	High	Low	High	Low
First Quarter	$19.10	$15.50	$11.99	$8.57
Second Quarter	$17.85	$14.21	$15.82	$10.71
Third Quarter	$15.92	$13.90	$16.74	$13.55
Fourth Quarter	$15.66	$14.30	$19.30	$14.45

As of December 31, 2017, there were 12,346 common unitholders.

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

Unitholder cash distributions per common unit for the past three years have been:

	Per Unit Amount
	2017	2016	2015
First Quarter	$0.306700	$0.147417	$0.306553
Second Quarter	$0.322965	$0.257977	$0.167430
Third Quarter	$0.284650	$0.252224	$0.194234
Fourth Quarter	$0.386915	$0.241475	$0.199076

Distributions were paid on 30,675,431 units from the first quarter of 2015 through the first quarter of 2017. Beginning with the second quarter of 2017, distributions were paid on 32,279,774 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2018.

Please see "Fourth Quarter 2017 Distribution Indicated Price" discussion contained in “Item 7. __ Management's Discussion and Analysis of Financial Condition and Results of Operations ___ Liquidity and Capital Resources ___ Distributions” for cash receipts and weighted average prices corresponding to the fourth quarter 2017 distribution.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2012 through December 31, 2017. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested on the last trading day of each quarter. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units have been publicly traded on the New York Stock Exchange for the entire comparison period. Our peer group index includes the units of the following companies: Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust and the San Juan Basin Royalty Trust.

60-Month Cumulative Total Returns
Value of $100 Invested on December 31, 2012

$250
$200
$150
$100
$50
$0
Dollars
Dorchester Minerals, L.P.
NASDAQ Composite Index
Industry Group

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Dorchester Minerals, L.P.	$100.00	$137.11	$144.18	$59.68	$112.27	$104.78
Industry Group	$100.00	$121.94	$116.25	$52.39	$78.95	$100.71
NASDAQ Composite Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2017 – October 31, 2017)	-		N/A	-	83,249	(1)
Month #2 (November 1, 2017 – November 30, 2017)	8,197	(2)	15.00	8,197	83,249	(1)
Month #3 (December 1, 2017 – December 31, 2017)	-		-	-	83,249	(1)
Total	8,197	(2)	15.00	8,197	83,249	(1)
(1)

The number of common units that the operating partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2017, the maximum number of common units that could be purchased under the Equity Incentive Program was 102,149 common units.

(2)	Common units withheld from grants of common units made pursuant to the Equity Incentive Program to pay withholding taxes payable by the grantee upon such grants.

ITEM 6. SELECTED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2017	2016	2015	2014	2013
Total operating revenues	$57,291	$37,557	$31,870	$65,170	$65,869
Depreciation, depletion and amortization	9,302	8,507	10,068	10,050	13,143
Net income	38,424	20,967	13,255	45,239	43,576
Net income per common unit (basic and diluted)	1.18	0.66	0.42	1.42	1.37
Cash distributions(1)	37,797	27,202	36,608	60,539	55,015
Cash distributions per unit(1)	1.16	0.86	1.15	1.90	1.73
Total assets	92,047	67,211	73,729	97,509	112,785
Total liabilities	1,301	275	558	985	961
Partnership capital	90,746	66,936	73,171	96,524	111,824

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2017 Overview

Our results during 2017 were mainly affected by industrywide increases in realized oil and natural gas prices and continued drilling activity in the Permian Basin. Significant results include the following:

●	Net income of $38.4 million;

●	Distributions of $36.4 million to our limited partners;

●

Identification of 409 new wells completed on our Royalty Properties and 52 new wells completed on our NPI Properties. The wells were located in 32 counties and parishes in seven states. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

●	Consummation of 17 leases and pooling elections of our mineral interest in undeveloped properties located in 11 counties and parishes in four states.

●	Acquisition of 1,850 net royalty acres across 22,400 gross surface acres in Glasscock, Howard, Martin, Midland, Reagan and Upton Counties, Texas.

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

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period ($ in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,424	$136	$559	$632	$2,097

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

	Years Ended December 31,
Accrual Basis Sales Volumes:	2017	2016	2015
Royalty Properties Gas Sales (mmcf)	3,753	3,271	3,704
Royalty Properties Oil Sales (mbbls)	784	620	524
Net Profits Interests Gas Sales (mmcf)	2,750	2,807	3,248
Net Profits Interests Oil Sales (mbbls)	349	381	399

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$2.83	$2.05	$2.30
Royalty Properties Oil Sales ($/bbl)	$45.27	$37.18	$42.23
Net Profits Interests Gas Sales ($/mcf)	$2.60	$2.08	$2.49
Net Profits Interests Oil Sales ($/bbl)	$44.71	$34.64	$49.46

Comparison of the twelve-month periods ended December 31, 2017, 2016 and 2015

Royalty Properties’ oil sales volumes increased 18% from 524 mbbls during 2015 to 620 mbbls during 2016 and further increased 26% to 784 mbbls during 2017. These increases are primarily due to activity in the Permian Basin which more than offset natural declines in other regions. Royalty Properties’ gas sales volumes decreased 12% from 3,704 mmcf during 2015 to 3,271 mmcf during 2016, and then increased 15% to 3,753 mmcf during 2017. The decrease in 2016 versus 2015 was primarily due to natural declines in the Fayetteville Shale. The increase in 2017 versus 2016 was primarily due to new activity in Permian Basin.

NPI properties’ oil sales volumes decreased 5% from 399 mbbls during 2015 to 381 mbbls during 2016 and subsequently decreased 8% to 349 mbbls during 2017 due to decreased activity in the Bakken region partially offset by both increased activity in the Permian Basin and a large suspense release in the fourth quarter of 2017. NPI properties’ gas sales volumes decreased 14% from 3,248 mmcf during 2015 to 2,807 mmcf during 2016 and further decreased 2% to 2,750 mmcf in 2017 due to natural declines in the Fayetteville Shale, partially offset by increased activity in the Permian Basin.

Weighted average oil sales prices attributable to the Royalty Properties decreased 12% from $42.23/bbl in 2015 to $37.18/bbl in 2016 and subsequently increased 22% to $45.27/bbl in 2017. Royalty Properties’ weighted average gas sales prices decreased 11% from $2.30/mcf during 2015 to $2.05/mcf during 2016 and then increased 38% to $2.83/mcf during 2017. All fluctuations resulted from changing market conditions.

Weighted average NPI properties’ gas sales prices decreased 16% from $2.49/mcf during 2015 to $2.08/mcf during 2016 and then increased 25% to $2.60/mcf in 2017. NPI properties’ weighted average oil sales prices decreased 30% from $49.46/bbl during 2015 to $34.64/bbl during 2016 and subsequently increased 29% to $44.71/bbl in 2017. All fluctuations resulted from changing market conditions.

Our operating revenues increased 18% from $31,870,000 during 2015 to $37,557,000 in 2016, and subsequently increased 53% to $57,291,000 in 2017. In 2016, the effect on revenues of the continued decline in commodity prices was more than offset by higher lease bonus income and an increase in our Royalty Property oil sales compared to 2015. In 2017, increases in commodity prices for both oil and natural gas, and an increase in our Royalty Property production and Net profits interests revenues resulted in the significant increase in operating revenues compared to 2016.

Lease bonus income increased from $53,000 in 2015 to $2,721,000 in 2016, and then decreased to $2,399,000 in 2017. The 2016 and 2017 lease bonus income was the result of new leasing activity, primarily in the Permian Basin.

Other income increased from $168,000 in 2015 to $262,000 in 2016, and then increased to $753,000 in 2017. The change in 2016 and 2017 other income was due to an increase of interest income and compensatory royalties paid on our royalty properties.

Depletion, depreciation and amortization decreased 16% in 2016 versus prior year to $8,507,000 from $10,068,000 and subsequently increased 9% to $9,302,000 in 2017. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

General and administrative (“G&A”) costs increased less than 1% from $4,967,000 in 2015 to $4,990,000 in 2016, primarily due to decreased payroll expenses offset by higher legal costs associated with royalty litigation. G&A costs then decreased 1% to $4,930,000 in 2017 compared to 2016 primarily due to decreased royalty litigation legal expenses offset by office remodel costs.

Net cash provided by operating activities increased 2% from $27,692,000 in 2015 to $28,278,000 in 2016 mainly due to higher Net Profits Interests income versus prior year and higher lease bonus income offset by higher accounts receivable related to royalty income. During 2017, net cash provided by operating activities increased 56% to $44,028,000 due to increases in both Royalty and Net Profits Interest income partially offset by an increase in our Net profits interest accounts receivable. During 2017 we had net cash used in investing activities of $616,000 which represents capital expenditures of $1,056,000 and cash contributed in an acquisition of royalty interests of $440,000.

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

Climate Change

Climate change has become the subject of an important public policy debate. In response to climate change concerns, many foreign countries are adopting climate change legislation and regulations. Although the United States Congress has considered adopting climate change legislation, it has yet to enact such legislation. At the state level, several states have adopted or are considering adopting climate change legislation, including GHG limits and cap-and-trade programs. The EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations and has since issued GHG monitoring and reporting regulations that went into effect January 1, 2010, with the first annual reports of GHG emissions due in September 2012, and annually thereafter. The oil and gas industry is subject to these GHG reporting obligations. EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. See also Item 1A Risk Factors – “Environmental costs and liabilities and changing environmental regulation could affect our cash flow” and “The adoption of climate change legislation by Congress or executive orders or regulations could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.” Stricter GHG emissions standards, increased oversight and regulation and more extensive permit requirements, along with any future laws and regulations, could result in increased costs or additional operating restrictions which could have an effect on demand for oil and natural gas or on prices at which it can be sold. The current state of development of many state and federal climate change regulatory initiatives makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that the operating partnership and oil and natural gas operators that develop the Royalty Properties may incur.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $13,827,000 for 2017 and $8,212,000 for 2016.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2016 through December 2017 were as follows:

					$ in Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2016	4th	January 30, 2017	February 10, 2017	$0.241475	$7,407	$283
2017	1st	May 1, 2017	May 11, 2017	0.306700	9,408	368
2017	2nd	July 31, 2017	August 10, 2017	0.322965	10,425	368
2017	3rd	October 30, 2017	November 9, 2017	0.284650	9,189	349
	Total distributions paid in 2017				$36,429	$1,368
2017	4th	January 29, 2018	February 8, 2018	$0.386915	$12,490	$449

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests (or “NPIs”). The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made NPI payments to us totaling $4,808,000 during October 2016 through September 2017, which payments reflected 96.97% of total net proceeds of $4,958,000 realized from September 2016 through August 2017. Net proceeds realized by the operating partnership during September through November 2017 were reflected in NPI payments made during October through December 2017. These payments were included in the fourth quarter distribution paid in early 2018 and are excluded from this 2017 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during October 2016 through September 2017 were $32,989,000, of which $31,669,000 (96%) was distributed to the limited partners and $1,320,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during October through December 2017 became part of the fourth quarter distribution paid in early 2018, which is excluded from this 2017 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2016 through September 2017 demonstrates the method:

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$ __	$1,320
96% of Net Cash Receipts from Royalty Properties	31,669	__
1% of NPI Payments to our Partnership	__	48
99% of NPI Payments to our Partnership	4,760	__
Total Distributions	$36,429	$1,368
Operating Partnership Share (3.03% of Net Proceeds)	__	150
Total General Partner Share		$1,518
% of Total	96%	4%

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

During the period October 2016 through September 2017, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Available cash means all cash and cash equivalents on hand at the end of that quarter, less any amount of cash reserves that our general partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable laws or agreements or obligations to which we may be subject. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes, deferred compensation contributions and payroll taxes). These amounts generally are not held for periods over one year.

Fourth Quarter 2017 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2017 fourth quarter totaled approximately $11.6 million. These receipts generally reflect oil sales during September through November 2017 and natural gas sales during August through October 2017. The weighted average indicated prices for oil and natural gas sales during the 2017 fourth quarter attributable to the Royalty Properties were $46.51/bbl and $2.60/mcf, respectively.

Cash receipts attributable to the Partnership's NPIs during the 2017 fourth quarter totaled approximately $2.3 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2017. The weighted average indicated prices for oil and natural gas sales during the 2017 fourth quarter attributable to the NPIs were $43.17/bbl and $2.43/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2017, the limitation was in excess of the reimbursement amounts actually paid or accrued.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2017. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	See the Index to Consolidated Financial Statements on page F-1.
(2)	No schedules are required.
(3)	The exhibits required by Item 601 of Regulation S-K are as follows:

Number	Description
2.1

Contribution, Exchange and Purchase Agreement, dated June 28, 2017, by and between Dorchester Minerals, L.P. and DSD Royalty, LLC (incorporated by reference to Exhibit 2.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.2

Participation Agreement, dated June 28, 2017, by and among Dorchester Minerals, L.P., 1307, Ltd., SCW Capital, LP, Tortuga Oil & Gas, L.P., Robert R. Penn, Squaretop Partners, L.P., Marshall Bryan Payne, MARI GST Non-Exempt Trust, Vaughn Petroleum (DMLP), LLC, James E. Raley, 2011 Pete & Kay Allen Family Trust, Leslie A. Moriyama, Rokeby Investments, L.P., Browning C. Vaughn, The MDIG PPM Trust, The MDIG WWM Trust, The MDIG AMM Trust, The MDIG SCM Trust and Quiscalus Ventures, LLC (incorporated by reference to Exhibit 2.2 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.3

Contribution and Exchange Agreement, dated June 30, 2017, by and between Dorchester Minerals, L.P. and 1307, Ltd. (incorporated by reference to Exhibit 2.3 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.4

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and SCW Capital, LP. (incorporated by reference to Exhibit 2.4 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.5

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Tortuga Oil & Gas, L.P. (incorporated by reference to Exhibit 2.5 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.6

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Robert R. Penn. (incorporated by reference to Exhibit 2.6 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.7

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Squaretop Partners, L.P. (incorporated by reference to Exhibit 2.7 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.8

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Marshall Bryan Payne. (incorporated by reference to Exhibit 2.8 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.9

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and MARI GST Non-Exempt Trust. (incorporated by reference to Exhibit 2.9 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.10

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Vaughn Petroleum (DMLP), LLC. (incorporated by reference to Exhibit 2.10 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.11

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and James E. Raley. (incorporated by reference to Exhibit 2.11 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.12

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and 2011 Pete & Kay Allen Family Trust. (incorporated by reference to Exhibit 2.12 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.13

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Leslie A. Moriyama. (incorporated by reference to Exhibit 2.13 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.14

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Rokeby Investments, L.P. (incorporated by reference to Exhibit 2.14 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.15

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Browning C. Vaughn. (incorporated by reference to Exhibit 2.15 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.16

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and The MDIG PPM Trust. (incorporated by reference to Exhibit 2.16 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.17

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and The MDIG WWM Trust. (incorporated by reference to Exhibit 2.17 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.18

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and The MDIG AMM Trust. (incorporated by reference to Exhibit 2.18 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.19

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and The MDIG SCM Trust. (incorporated by reference to Exhibit 2.19 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

2.20

Contribution and Exchange Agreement, dated June 30, 2017 by and between Dorchester Minerals, L.P. and Quiscalus Ventures, LLC. (incorporated by reference to Exhibit 2.20 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on July 5, 2017)

3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)
3.2

Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Report on Form 10-K filed for the year ended December 31, 2002)

3.3

Amendment No. 1 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on December 22, 2017)

3.4

Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.5

Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.6	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)
3.7

Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.8	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)
3.9

Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10

Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.11

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

3.13	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
3.14

Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.15	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
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

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.6	Dorchester Minerals Operating LP Equity Incentive Program (incorporated by reference to Annex A to Dorchester Minerals’ Proxy Statement on Schedule 14A filed with the SEC on March 16, 2015)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Calhoun, Blair & Associates
23.3*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Number	Description
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1*	Report of Calhoun, Blair & Associates
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*   Filed herewith

** Furnished herewith

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

Date: March 8, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: March 8, 2018	H.C. Allen, Jr. Manager Date: March 8, 2018

/s/ James E. Raley	/s/ Allen D. Lassiter
James E. Raley Vice Chairman and Manager Date: March 8, 2018	Allen D. Lassiter Manager Date: March 8, 2018

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: March 8, 2018	C. W. Russell Manager Date: March 8, 2018

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: March 8, 2018	Robert C. Vaughn Manager Date: March 8, 2018

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2017, and our report dated March 8, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Dallas, Texas

March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of income, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 1998.

Dallas, Texas

March 8, 2018

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$13,827	$8,212
Trade and other receivables	6,198	4,351
Net profits interests receivable—related party	5,330	2,225
Total current assets	25,355	14,788

Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	363,186	340,563
Accumulated full cost depletion	(297,442)	(288,163)
Total	65,744	52,400

Leasehold improvements	1,573	625
Accumulated amortization	(625)	(602)
Total	948	23
Total assets	$92,047	$67,211

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$599	$252
Current portion of deferred rent incentive	38	23
Total current liabilities	637	275

Deferred rent incentive less current portion	664	-
Total liabilities	1,301	275

Commitments and contingencies (Note 4)
Partnership capital:
General partner	1,782	1,809
Unitholders	88,964	65,127
Total partnership capital	90,746	66,936

Total liabilities and partnership capital	$92,047	$67,211

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31,
(Dollars in Thousands, except per unit amounts)

	2017	2016	2015
Operating revenues:
Royalties	$46,125	$29,750	$30,654
Net profits interests	8,014	4,824	995
Lease bonus	2,399	2,721	53
Other	753	262	168
Total operating revenues	57,291	37,557	31,870

Costs and expenses
Production taxes	2,175	1,360	1,336
Operating expenses	2,460	1,733	2,244
Depreciation, depletion and amortization	9,302	8,507	10,068
General and administrative expenses	4,930	4,990	4,967
Total costs and expenses	18,867	16,590	18,615
Net income	$38,424	$20,967	$13,255

Allocation of net income:
General partner	$1,341	$736	$513
Unitholders	$37,083	$20,231	$12,742
Net income per common unit (basic and diluted)	$1.18	$0.66	$0.42
Weighted average basic and diluted common units outstanding (000's)	31,488	30,675	30,675

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31,

(Dollars in Thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$38,424	$20,967	$13,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,302	8,507	10,068
Amortization of deferred rent incentive	(23)	(54)	(46)
Changes in operating assets and liabilities:
Trade and other receivables	(1,727)	(1,693)	2,122
Net profits interests receivable—related party	(3,105)	780	2,787
Accounts payable and other current liabilities	455	(252)	(571)
Deferred rent liabilities	702	23	77
Net cash provided by operating activities	44,028	28,278	27,692

Cash flows (used in) provided by investing activities:
Proceeds from sale of NPI reserves	-	-	140
Cash contributed in acquisition of royalty interests	440	-	-
Capital expenditures	(1,056)	-	-
Total cash flows (used in) provided by investing activities	(616)	-	140

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(37,797)	(27,202)	(36,608)
Increase (decrease) in cash and cash equivalents	5,615	1,076	(8,776)
Cash and cash equivalents at beginning of year	8,212	7,136	15,912
Cash and cash equivalents at end of year	$13,827	$8,212	$7,136

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of royalty interests	$23,183	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31,

(Dollars in Thousands)

Year	General Partner	Unitholders	Total	Unitholder Units

2015
Balance at January 1, 2015	$2,692	$93,832	$96,524	30,675,431
Net income	513	12,742	13,255
Distributions ($1.153997 per Unit)	(1,209)	(35,399)	(36,608)
Balance at December 31, 2015	$1,996	$71,175	73,171	30,675,431
2016
Net income	736	20,231	20,967
Distributions ($0.856694 per Unit)	(923)	(26,279)	(27,202)
Balance at December 31, 2016	$1,809	$65,127	$66,936	30,675,431
2017
Net income	1,341	37,083	38,424
Acquisition of assets for units	-	23,183	23,183	1,604,343
Distributions ($1.155790 per Unit)	(1,368)	(36,429)	(37,797)
Balance at December 31, 2017	$1,782	$88,964	$90,746	32,279,774

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

Fair Value of Financial Instruments—The carrying amount of cash and cash equivalents, trade and other receivables and accounts payables approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years ended December 31, 2017, 2016, and 2015.

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

Leasehold Improvements — Leasehold improvements include $702,000 received in 2017 as non-cash incentives in our office space lease and is offset in liabilities as deferred rent. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related life of the lease. For leases with renewal periods at the Partnership’s option, we have used the original lease term, excluding renewal option periods to determine useful life. Deferred rent will be amortized to general and administrative expense over the same term as the leasehold improvements.

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

On June 28, 2017, the Partnership entered into a Contribution, Exchange and Purchase Agreement with DSD Royalty, LLC (the “DSD Agreement”) pursuant to which the Partnership would acquire an undivided 50% interest in certain mineral and royalty interests (the “Properties”) in exchange for cash (the “Cash Purchase Right”) and the remaining 50% undivided interest in the Properties in exchange for the Partnership’s common units of limited partnership interests (the “Units”) for aggregate consideration of approximately $23,183,000. Immediately after execution of the DSD Agreement, the Partnership entered into a Participation Agreement with related parties of the Partnership, including 1307, LTD., Mr. James E. Raley (a manager on the Board of Managers), Quiscalus Ventures, LLC, Ms. Leslie A. Moriyama (the Partnership’s Chief Financial Officer), 2011 Pete & Kay Allen Family Trust, Vaughn Petroleum (DMLP), LLC, Rokeby Investment L.P., Browning C. Vaughn and MARI GST Non-Exempt Trust, along with parties unrelated to the Partnership, collectively, (the “Participants”) pursuant to which the Partnership assigned the Cash Purchase Right to the Participants in exchange for the Participants’ assumption of the obligation to pay the cash consideration in connection with the consummation of the transactions contemplated by the DSD Agreement. Mr. William Casey McManemin, the Partnership’s Chairman and Chief Executive Officer and a manager on the Board of Managers, is the sole manager of Cabana Management, LLC, the sole general partner of 1307, Ltd. Mr. Bradley J. Ehrman, the Partnership’s Chief Operating Officer, is the sole member of Quiscalus Ventures, LLC. Mr. H.C. Allen, Jr., a manager on the Board of Managers, is a trustee of the Pete & Kay Allen Family Trust. Mr. Robert C. Vaughn, a manager on the Board of Managers, and his spouse are the only unit holders of Vaughn Petroleum (DMLP), LLC. Mr. Vaughn’s son, Robert C. Vaughn, Jr., is the sole manager of Prevelly Investments, LLC, the general partner of Rokeby Investment, L.P. Browning C. Vaughn is Mr. Vaughn’s daughter. Ms. Martha Rochelle, a manager on the Board of Managers is a trustee of the MARI GST Non-Exempt Trust. On June 30, 2017, The Partnership entered into a Contribution and Exchange Agreement with the Participants (the “Participant Contribution Agreements”), pursuant to which each Participant acquired Units in exchange for the assets received by the Participant pursuant to the rights assigned to the Participant in the Participation Agreement. The quantity of Units issued to the Participants was equal to the quantity issued pursuant to the DSD Agreement. The Advisory Committee reviewed the transactions and found them to be fair and reasonable and approved the terms of the Participation Agreement and the Participant Contribution Agreements and the transactions contemplated thereby. The value of common units issued to each related party pursuant to the Participant Contribution Agreement with such related party is set forth opposite such related party's name below, which represents the approximate dollar value of such related person's interest in the transaction:

Name	Value of Common Units Issued
1307, Ltd.	$2,259,000
MARI GST Non-Exempt Trust	$961,000
Vaughn Petroleum (DMLP), LLC	$769,000
James E. Raley	$288,000
2011 Pete & Kay Allen Family Trust	$288,000
Leslie A. Moriyama	$96,000
Rokeby Investments, L.P.	$96,000
Browning C. Vaughn	$96,000
Quiscalus Ventures, LLC	$48,000

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

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPIs, and provides day-to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable general and administrative costs, including rent, salaries, employee equity and benefit plans that are not direct expenses. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2017, 2016, and 2015. Additionally, certain reimbursable direct expenses such as professional and regulatory fees and ad valorem and severance taxes, as well as certain general and administrative costs that are related to regulatory matters, are not limited. Significant activity between the Partnership and the operating partnership consists of the following:

	In Thousands
From/To Operating Partnership	2017	2016	2015
Net Profits Interests Payments Receivable	$5,330	$2,225	$3,005
Net Profits Interests Revenue	$8,014	$4,824	$995
General & Administrative Amounts Payable/(Receivable)	$9	$(146)	$125
Total General & Administrative Expense	$2,663	$2,673	$3,466

4.	Commitments and Contingencies

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Operating Leases - We have entered into an operating lease agreement in the ordinary course of our business activities. The third amendment to our office lease was signed on April 17, 2017, for a term of 129 months beginning June 1, 2018. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and now expires in 2029. Under the third amendment to the office lease, monthly rental payments will range from $25,000 - $30,000 and the Partnership will receive a tenant improvement allowance of $702,000. The Partnership recognizes a deferred rent liability for the rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense. For the tenant improvement allowance, the Partnership will record a deferred rent liability and will amortize the deferred rent over the lease term as a reduction to rent expense once in use.

Rental expense related to the lease, including operating expenses and consumption of electricity, was $385,000, $272,000, and $231,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Minimum rental commitments under the terms of our office lease are as follows:

Years Ended December 31,	Minimum Payments
2018	$136,000
2019	$252,000
2020	$307,000
2021	$313,000
2022	$319,000
Thereafter	$2,097,000
Total	$3,424,000

5.	Distribution To Holders Of Common Units

Unitholder cash distributions per common unit have been:	Per Unit Amount
	2017	2016	2015
First Quarter	$0.306700	$0.147417	$0.306553

Second Quarter	$0.322965	$0.257977	$0.167430

Third Quarter	$0.284650	$0.252224	$0.194234

Fourth Quarter	$0.386915	$0.241475	$0.199076

Distributions were paid on 30,675,431 units from the first quarter of 2015 through the first quarter of 2017. Beginning with the second quarter of 2017, distributions were paid on 32,279,774 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2018.

6.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The guidance requires entities to recognize revenue using the following five-step model: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue as the entity satisfies each performance obligation. Adoption of this standard could result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

On January 1, 2018 we adopted using the full retrospective method. The Partnership completed its review of a representative sample of revenue contracts covering its material revenue streams and determined that there will be no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Partnership’s current revenue recognition to the new applied revenue recognition under Accounting Standards Codification (ASC) 606, there will be no changes to the amount or timing of revenue being recognized. Therefore no quantitative adjustment will be required to be made to the prior periods presented on the financial statements after the adoption of ASC 606. Upon adoption the Partnership has not altered its existing information technology and internal controls outside of the contract review processes in order to identify impacts of future revenue contracts the Partnership may enter into. The Partnership does not anticipate the disclosure requirements under the Accounting Standards Update to have a material change on presentation of revenue streams as compared to our existing U.S. GAAP.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to record most leases on the balance sheet. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Partnership currently has lease commitments of approximately $3 million that we believe may be subject to capitalization under ASU 2016-02. The lease obligations that will be in place upon adaption of ASU 2016-02 may be significantly different than current obligations. We are still evaluating the impact of this on our consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Oil and Natural Gas Reserve and Standardized Measure

The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2017 that would have a material effect on our estimated proved developed reserves.

In accordance with U.S. GAAP and Securities and Exchange Commission rules and regulations, the following information is presented with regard to the Royalty Properties and NPIs oil and natural gas reserves, all of which are proved, developed and located in the United States. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves. The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures are petroleum engineers’ reserve studies which contain imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Changes in production costs may result in significant revisions to previous estimates of proved reserves and their future value. Therefore, the standardized measure is not necessarily a best estimate of the fair value of oil and natural gas properties or of future net cash flows.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2017	2016	2015	2017	2016	2015
Estimated quantity, beginning of year	7,092	5,678	5,746	41,154	49,370	55,701
Revisions in previous estimates (1)	2,352	2,335	904	12,269	(1,718)	416
Production	(1,133)	(921)	(972)	(6,502)	(6,498)	(6,747)
Estimated quantity, end of year	8,311	7,092	5,678	46,921	41,154	49,370

(1) Changes in oil reserves for the years ended December 31, 2017, 2016 and 2015, includes upward revisions of 2,352 mmbls, 2,335 mmbls and 904 mbbls, respectively, predominately due to ongoing development on our Permian Basin properties and well performance exceeding previous projections in various areas.

Changes in natural gas reserves for the years ended December 31, 2017, 2016 and 2015, include upward revisions of 12,269 mmcf in 2017 as a result of increased Permian activity and higher gas prices extending economic limits, a downward revision of 1,718 mmcf in 2016 and an upward revision of 416 mmcf in 2015. The downward revision at year-end 2016 was predominately a result of shorter economic limits on producing properties as a result of lower natural gas prices.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2017	2016	2015
Future estimated gross revenues	$405,137	$270,209	$275,883
Future estimated production costs	(23,241)	(15,820)	(14,888)
Future estimated net revenues	381,896	254,389	260,995
10% annual discount for estimated timing of cash flows	(199,750)	(132,864)	(124,711)
Standardized measure of discounted future estimated net cash flows	$182,146	$121,525	$136,284
Sales of oil and natural gas produced, net of production costs	$(49,504)	$(31,481)	$(28,069)
Net changes in prices and production costs	37,552	(7,604)	(174,054)
Revisions of previous quantity estimates	63,621	24,043	14,906
Accretion of discount	12,152	13,628	30,143
Change in production rate and other	(3,200)	(13,345)	(8,068)
Net change in standardized measure of discounted future estimated net cash flows	$60,621	$(14,759)	$(165,142)
Depletion of oil and natural gas properties (dollars per mcfe)	$0.70	$0.70	$0.80
Property acquisition costs	$22,623	$-	$-
Average oil price per barrel (1)(2)	$43.74	$34.60	$41.54
Average natural gas price per mcf (1)	$2.56	$2.00	$2.10

(1)Includes Royalty and NPI prices combined by volumetric proportions. (2)Includes oil and natural gas liquids prices combined by volumetric proportions.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Quarterly Data

(Unaudited)

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2017 Quarter Ended				2016 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Total operating revenues	$12,727	$12,553	$12,480	$19,531	$6,126	$10,009	$10,679	$10,743
Net income	$8,522	$8,449	$7,224	$14,229	$1,498	$5,951	$6,647	$6,871
Net income per Unit (basic and diluted)	$0.27	$0.26	$0.22	$0.43	$0.05	$0.19	$0.21	$0.21
Weighted average common units outstanding	30,675	30,693	32,280	32,280	30,675	30,675	30,675	30,675