Form 10-Q
period 2018-03-31
DORCHESTER MINERALS, L.P.
filed 2018-05-03
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 3, 2018, 32,279,774 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$15,392	$13,827
Trade and other receivables	6,642	6,198
Net profits interests receivable - related party	4,221	5,330
Total current assets	26,255	25,355

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	363,211	363,186
Accumulated full cost depletion	(299,626)	(297,442)
Total	63,585	65,744

Leasehold improvements	1,614	1,573
Accumulated amortization	(625)	(625)
Total	989	948

Total assets	$90,829	$92,047

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,356	$599
Current portion of deferred rent incentive	54	38
Total current liabilities	1,410	637

Deferred rent incentive less current portion	648	664
Total liabilities	2,058	1,301

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,708	1,782
Unitholders	87,063	88,964
Total partnership capital	88,771	90,746
Total liabilities and partnership capital	$90,829	$92,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenues:
Royalties	$13,246	$10,623
Net profits interests	2,563	1,660
Lease bonus	38	30
Other	36	414

Total operating revenues	15,883	12,727

Costs and expenses:
Operating, including production taxes	1,256	987
Depreciation, depletion and amortization	2,184	1,755
General and administrative expenses	1,480	1,463

Total costs and expenses	4,920	4,205

Net income	$10,963	$8,522

Allocation of net income:
General partner	$374	$300

Unitholders	$10,589	$8,222

Net income per common unit (basic and diluted)	$0.33	$0.27
Weighted average basis and diluted common units outstanding (000's)	32,280	30,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net cash provided by operating activities	$14,485	$10,086

Cash flows provided (used in) by investing activities:
Cash contributed in acquisition of royalty interests	52	-
Capital expenditures	(34)	-
Total cash flows provided by investing activities	18	-

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(12,938)	(7,690)

Increase in cash and cash equivalents	1,565	2,396

Cash and cash equivalents at beginning of period	13,827	8,212

Cash and cash equivalents at end of period	$15,392	$10,608

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1       Basis of Presentation:  Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003. The unaudited interim condensed consolidated financial statements include the accounts of Dorchester Minerals, L.P. and its wholly-owned subsidiaries Dorchester Minerals Oklahoma LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, and Dorchester-Maecenas GP LLC.

        The accompanying unaudited interim condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  The unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this quarterly report on Form 10-Q.  Per-unit information is calculated by dividing the income or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ.  Accordingly, the accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited interim condensed consolidated financial statements include the consolidated results of the Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from Royalty properties and net profits overriding royalty interests (referred to as the Net Profits Interests, or "NPIs") operated by non-affiliated entities are particularly subjective due to our inability to gain accurate and timely information. Therefore, actual results could differ from those estimates.

Acquisitions – In June 2017, the Partnership acquired an undivided interest in certain mineral and royalty interests in exchange 1,604,343 common units issued pursuant to the Partnership’s registration statements on Form S-4.

Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of quarter close or that will be realized in the future.

2       Commitments and Contingencies:  The Partnership and Dorchester Minerals Operating L.P., a Delaware limited partnership owned directly and indirectly by our general partner, are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on our consolidated financial position, cash flows, or operating results.

Operating Leases - We have entered into an operating lease agreement in the ordinary course of our business activities. The third amendment to our office lease was signed on April 17, 2017, for a term of 129 months beginning June 1, 2018. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and now expires in 2029. Under the third amendment to the office lease, monthly rental payments will range from $25,000 - $30,000. The Partnership received a tenant improvement allowance of $0.7 million.

3     Distributions to Holders of Common Units:   Unitholder cash distributions per common unit are as follows:

	Per Unit Amount
	2018	2017	2016
First quarter	$0.418449	$0.306700	$0.147417
Second quarter		$0.322965	$0.257977
Third quarter		$0.284650	$0.252224
Fourth quarter		$0.386915	$0.241475

Distributions beginning with the second quarter of 2017 were paid on 32,279,774 units; previous distributions set forth above were paid on 30,675,431 units. The first quarter 2018 distribution will be paid on May 10, 2018. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the second quarter cash distribution to be paid by August 14, 2018.

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

      On January 1, 2018 we adopted ASU 2014-09 using the full retrospective method. The Partnership completed its review of a representative sample of revenue contracts covering its material revenue streams and determined that there is no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Partnership’s historical revenue recognition to the newly applied revenue recognition under Accounting Standards Codification (“ASC”) 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented in the unaudited condensed consolidated financial statements after the adoption of ASC 606. Upon adoption the Partnership had not altered its existing information technology and internal controls outside of the contract review processes in order to identify impacts of future revenue contracts the Partnership may enter into.

       Accounting Policy – Revenues from Royalty properties and non-operated NPIs are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices.

         Revenues from Lease Bonus are recorded upon receipt. The Lease Bonus is separate from the lease itself and is recognized as revenue to the Partnership upon receipt of payment.

          In February 2016, the FASB issued ASU 2016-02, which requires lessees to record most leases on the balance sheet. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Partnership has lease commitments of $3.0 million that we believe would be subject to capitalization under ASU 2016-02. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than our current obligations. We are still evaluating the impact of ASU 2016-02 on our consolidated financial statements.

5    Subsequent Events: On April 18, 2018, the Partnership and affiliates of its general partner consummated and closed the divestiture of non-producing leasehold interests and related net profits interests located in Upton County, Texas to a third party.  The Partnership’s share of proceeds from the transaction was $4.0 million and will be included in the cash distribution for the 2nd quarter ending June 30, 2018.

item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this quarterly report on Form 10-Q.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty properties. We currently own Royalty properties in 574 counties and parishes in 25 states.

We own net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our general partner. We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interests, no payment is made and any deficit is accumulated and reflected in the following month's calculation of net profit.

Each of the five NPIs have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

From a cash perspective, as of March 31, 2018, the Minerals NPI was in a surplus position and had outstanding capital commitments equaling cash on hand of $6.5 million.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

Results of Operations

Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2018	2017
Royalty properties natural gas sales (mmcf)	916	854

Royalty properties oil sales (mbbls)	190	175

NPI natural gas sales (mmcf)	635	572

NPI oil sales (mbbls)	91	67

Accrual basis weighted average sales price:

Royalty properties natural gas sales ($/mcf)	$2.75	$3.31

Royalty properties oil sales ($/bbl)	$56.55	$44.44

NPI natural gas sales ($/mcf)	$2.61	$2.71

NPI oil sales ($/bbl)	$55.36	$40.55

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty properties increased 9% from 175 mbbls in the first quarter of 2017 to 190 mbbls in the same period of 2018. The increase in volumes during the first quarter of 2018 compared to the same period of 2017 is primarily a result of increased Permian Basin production from new wells. Natural gas sales volumes attributable to our Royalty properties increased 7% from 854 mmcf in the first quarter of 2017 to 916 mmcf in the same period of 2018. The increase in volumes during the first quarter of 2018 compared to the same period of 2017 is mainly a result of increased production in the Permian Basin partially offset by decreased production in the Fayetteville Shale.

Oil sales volumes attributable to our NPIs during the first quarter increased 36% from 67 mbbls in 2017 to 91 mbbls in the same period of 2018. The increase in oil sales volumes is mainly due to higher amount of Permian Basin suspense releases in the first quarter of 2018 as compared to the first quarter of 2017. Natural gas sales volumes attributable to our NPIs during the first quarter increased 11% from 572 mmcf in 2017 to 635 mmcf in the same period of 2018. The increase in natural gas sales volumes is mainly due to higher amount of Permian Basin suspense releases in the first quarter of 2018 as compared to the first quarter of 2017.

Our first quarter net operating revenues increased 25% from $12.7 million during the first quarter of 2017 to $15.9 million during the same period of 2018. The increase in royalty revenues in the first quarter of 2018 is primarily due to higher oil prices and higher amount of suspense releases in NPIs, partially offset by a reduction of other income as compared to the same period of 2017.

First quarter operating costs, including production taxes, increased 27% from $1.0 million during the first quarter of 2017 to $1.3 million during the same period of 2018. The increase is primarily a result of higher production taxes due to higher oil sales prices.

General and administrative expenses remained constant at $1.5 million during the first quarter of 2017 and the same period of 2018.

Depletion and amortization costs of $1.8 million during the first quarter of 2017 increased 24% to $2.2 million during the same period of 2018 due to additional depletion from recently acquired mineral and royalty interests. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves.

First quarter net income allocable to common units increased 29% from $8.2 million during the first quarter of 2017 to $10.6 million during the same period of 2018. The increase is mainly due to higher royalty income due to higher oil prices and sales volumes.

Net cash provided by operating activities increased 44% from $10.1 million during the first quarter of 2017 to $14.5 million during the same period of 2018. The change is mainly driven by higher oil sales prices.

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

Cash receipts attributable to our Royalty properties during the first quarter of 2018 totaled approximately $11.9 million. These receipts generally reflect oil sales during December 2017 through February 2018 and natural gas sales during November 2017 through January 2018. The weighted average indicated prices for oil and natural gas sales received during the first quarter of 2018 attributable to the Royalty properties were $55.27/bbl and $2.67/mcf, respectively.

Cash receipts attributable to our NPIs during the first quarter of 2018 totaled approximately $3.8 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during November 2017 through January 2018. The weighted average indicated prices for oil and natural gas sales received during the first quarter of 2018 attributable to our NPIs were $52.97/bbl and $2.60/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with our partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because most of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 3 to the unaudited Condensed Consolidated Financial Statements included in Item 1 of the quarterly report on Form 10-Q for the amounts and dates of cash distributions to unitholders.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $15.4 million at March 31, 2018 and $13.8 million at December 31, 2017.

Critical Accounting Policies

We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The Partnership does not assign any book or market value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. No impairments have been recorded since 2003.

The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas or crude oil reserves based on the same information. Our reserve estimates are prepared annually by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in an impairment representing a non-cash charge to income. In addition to the impact on the calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling test calculation requires use of the unweighted arithmetic average of the first day of the month price during the 12-month period ending on the balance sheet date and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Oil and natural gas prices have historically been volatile and the prevailing prices at any given time may not reflect the Partnership’s or the industry’s forecast of future prices.  For more information regarding estimates and assumptions required to be made by management in accordance with U.S. GAAP, see Note 1 to the unaudited condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

The Partnership and the operating partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

ITEM 2.                ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a)	(b)	(c)	(d)

	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018	18,125 (2)	$16.48	18,125	89,367 (1)
February 1, 2018 – February 28, 2018	-	N/A	-	89,367 (1)
March 1, 2018 – March 31, 2018	-	N/A	-	89,367 (1)
Total	18,125 (2)	$16.48	18,125	89,367 (1)
(1)

The number of common units that the operating partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2018, the maximum number of common units that could be granted under the Equity Incentive Program is 107,492 common units.

(2)

Open-market purchases by Dorchester Minerals Operating LP, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on December 19, 2017 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

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

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350 (contained within Exhibit 32.1 hereto)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 3, 2018		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 3, 2018		Chief Financial Officer