Form 10-Q
period 2018-06-30
DORCHESTER MINERALS, L.P.
filed 2018-08-06
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 6, 2018, 32,279,774 common units representing limited partnership interests were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$19,608	$13,827
Trade and other receivables	7,301	6,198
Net profits interests receivable - related party	4,288	5,330
Total current assets	31,197	25,355

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	363,211	363,186
Accumulated full cost depletion	(301,902)	(297,442)
Total	61,309	65,744

Leasehold improvements	1,614	1,573
Accumulated amortization	(633)	(625)
Total	981	948

Total assets	$93,487	$92,047

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,580	$599
Current portion of deferred rent incentive	65	38
Total current liabilities	1,645	637

Deferred rent incentive less current portion	659	664
Total liabilities	2,304	1,301

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,839	1,782
Unitholders	89,344	88,964
Total partnership capital	91,183	90,746
Total liabilities and partnership capital	$93,487	$92,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net operating revenues:
Royalties	$13,941	$10,489	$27,187	$21,112
Net profits interests	2,996	309	5,559	1,969
Lease bonus	4,125	1,726	4,163	1,756
Other	61	29	97	443

Total net operating revenues	21,123	12,553	37,006	25,280

Costs and expenses:
Operating, including production taxes	1,316	1,051	2,572	2,038
Depreciation, depletion and amortization	2,284	1,893	4,468	3,648
General and administrative expenses	1,159	1,160	2,639	2,623

Total costs and expenses	4,759	4,104	9,679	8,309

Net income	$16,364	$8,449	$27,327	$16,971

Allocation of net income:
General partner	$576	$330	$950	$630

Unitholders	$15,788	$8,119	$26,377	$16,341

Net income per common unit (basic and diluted)	$0.49	$0.26	$0.82	$0.53
Weighted average basic and diluted common units outstanding	32,280	30,693	32,280	30,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Net cash provided by operating activities	$32,737	$21,280

Cash flows provided by (used in) investing activities:
Cash contributed (used) in acquisition of royalty interests	(25)	608
Capital expenditures	(41)	(40)
Total cash flows provided by (used in) investing activities	(66)	568

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(26,890)	(17,466)

Increase in cash and cash equivalents	5,781	4,382

Cash and cash equivalents at beginning of period	13,827	8,212

Cash and cash equivalents at end of period	$19,608	$12,594

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of royalty interests	$-	$23,183

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1      Basis of Presentation: Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003. The unaudited condensed consolidated financial statements include the accounts of Dorchester Minerals, L.P. and its wholly-owned subsidiaries Dorchester Minerals Oklahoma LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, and Dorchester-Maecenas GP LLC.

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this quarterly report on Form 10-Q. Per-unit information is calculated by dividing the income or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s 2017 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the consolidated results of the Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from Royalty properties and net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) operated by non-affiliated entities are particularly subjective due to our inability to gain accurate and timely information. Therefore, actual results could differ from those estimates.

In June 2017, the Partnership acquired an undivided interest in certain mineral and royalty interests in exchange for 1,604,343 common units issued pursuant to the Partnership’s registration statements on Form S-4.

In April 2018, the Partnership and affiliates of its general partner consummated and closed a transaction assigning a non-producing leasehold interest and related NPI located in Upton County, Texas to a third party.  The Partnership’s share of proceeds from the transaction was $4.0 million, recorded as lease bonus revenue.

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

Operating Leases - The third amendment to our office lease was executed in April 2017, for a term of 129 months beginning June 1, 2018. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2029. Under the third amendment to the office lease, monthly rental payments will range from $25,000 - $30,000.

3     Distributions to Holders of Common Units: Unitholder cash distributions per common unit are as follows:

	Per Unit Amount
	2018	2017
First quarter	$0.418449	$0.306700
Second quarter	$0.537264	$0.322965
Third quarter		$0.284650
Fourth quarter		$0.386915

Distributions beginning with the second quarter of 2017 were paid on 32,279,774 units; previous distributions set forth above were paid on 30,675,431 units. The second quarter 2018 distribution will be paid on August 10, 2018. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the third quarter cash distribution to be paid by November 14, 2018.

4      New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The guidance requires entities to recognize revenue using the following five-step model: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue as the entity satisfies each performance obligation.

On January 1, 2018, we adopted ASU 2014-09 using the full retrospective method. The Partnership completed its review of a representative sample of revenue contracts covering its material revenue streams and determined that there is no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Partnership’s historical revenue recognition to the newly applied revenue recognition under Accounting Standards Codification (“ASC”) 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented in these unaudited condensed consolidated financial statements after the adoption of ASC 606.

Accounting Policy – Revenues from Royalty properties and NPIs are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices.

Revenues from lease bonus payments are recorded upon receipt. The lease bonus is separate from the lease itself and is recognized as revenue to the Partnership upon receipt of payment. The Partnership generates lease bonus revenue by leasing its mineral interests to exploration and production companies, and includes proceeds from divestitures of leasehold interests where the Partnership retains an interest. A lease agreement represents the Partnership’s contract with a lessee and generally transfers the rights to develop oil or natural gas, grants the Partnership a right to a specified royalty interest, and requires that drilling and completion operations commence within a specified time period.

The Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations. Accordingly, the Partnership has not recorded any contract assets or contract liabilities as of June 30, 2018.

In February 2016, the FASB issued ASU 2016-02-Leases (Topic 842), (“ASU 2016-02”) as updated by ASU 2018-10, Codification Improvements to Topic 842, Leases, which requires lessees to record most leases on the balance sheet. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance does not apply to leases to explore for or use minerals, oil, natural gas and similar resources. The Partnership has an office lease commitment of $3.0 million that we believe would be subject to capitalization under ASU 2016-02. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than our current obligations. We are still evaluating the impact of ASU 2016-02 on our consolidated financial statements.

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 affects entities with land easements that exist or expired before an entity’s adoption of FASB ASC 842 – Leases (“ASC 842”). ASU 2018-01 provides an optional transition practical expedient to not evaluate under ASC 842 land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840 – Leases. An entity that elects the practical expedient will be required to evaluate new or modified land easement arrangements under ASC 842 upon adoption of ASC 842. The Partnership will elect the practical expedient available under ASU 2018-01 and will apply the provisions of ASC 842 prospectively to all new or modified land easement arrangements.

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

We own five net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our general partner. We receive monthly payments equaling 96.97% of the net profits actually realized by the operating partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interests, no payment is made and any deficit is accumulated and reflected in the following month's calculation of net profit.

Each of the five NPIs (including the Minerals NPI, which is our largest NPI) have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of June 30, 2018, the Minerals NPI was in a deficit position and had outstanding capital commitments of $7.4 million, exceeding cash on hand of $6.7 million.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

Results of Operations

Three and Six Months Ended June 30, 2018 as compared to Three and Six Months Ended June 30, 2017

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Accrual basis sales volumes:
Royalty properties gas sales (mmcf)	902	860	1,818	1,714
Royalty properties oil sales (mbbls)	212	187	402	362
NPI gas sales (mmcf)	626	596	1,261	1,168
NPI oil sales (mbbls)	100	73	191	140
Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$2.20	$2.91	$2.48	$3.11
Royalty properties oil sales ($/bbl)	$56.30	$42.70	$56.42	$43.54
NPI gas sales ($/mcf)	$1.98	$2.81	$2.30	$2.76
NPI oil sales ($/bbl)	$57.23	$39.06	$56.33	$39.78

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty properties during the second quarter increased 13% from 187 mbbls in 2017 to 212 mbbls in the same period of 2018. Oil sales volumes attributable to the first six months of 2017 increased 11% from 362 mbbls to 402 mbbls in the same period of 2018. The increase in volumes during the second quarter and first six months of 2018 compared to the same periods of 2017 is mainly a result of increased Permian Basin and Bakken production from new wells. Natural gas sales volumes attributable to our Royalty properties during the second quarter increased 5% from 860 mmcf in 2017 to 902 mmcf in the same period of 2018. Natural gas sales volumes during the first six months increased 6% from 1,714 mmcf in 2017 to 1,818 mmcf in the same period of 2018. The increase in volumes during the second quarter and first six months of 2018 compared to the same periods of 2017 is mainly a result of increased production in the Permian Basin partially offset by decreased production in the Fayetteville Shale.

Oil sales volumes attributable to our NPIs during the second quarter and first six months of 2017 were 73 mbbls and 140 mbbls, respectively, resulting in increases of 37% and 36% to 100 mbbls and 191 mbbls during the same periods of 2018. Increases in oil volumes during the second quarter and first six months of 2018 compared to the same periods of 2017 is mainly due to new Bakken completions with significant production volume increases. Natural gas sales volumes attributable to our NPIs during the second quarter increased 5% from 596 mmcf in 2017 to 626 mmcf in the same period of 2018. During the first six months of 2018, NPI natural gas volumes increased 8% from 1,168 mmcf in 2017 to 1,261 mmcf in the same period of 2018. The increase in natural gas sales volumes is mainly due to higher amount of Permian Basin suspense releases in the first six months of 2018 as compared to the first six months of 2017.

Our second quarter lease bonus revenue increased 141% from $1.7 million during 2017 to $4.1 million during the same period of 2018. Our first six months lease bonus revenue increased 133% from $1.8 million during 2017 to $4.2 million during the same period in 2018. The increases in both periods are primarily a result of a transaction assigning a non-producing leasehold interest recorded as lease bonus revenue as the Partnership retained an overriding royalty interest.

Our second quarter net operating revenues increased 67% from $12.6 million during 2017 to $21.1 million during the same period of 2018. This increase in net operating revenues is primarily due to higher oil prices and higher lease bonus and NPI income. Our first six months net operating revenues increased 46% from $25.3 million during 2017 to $37.0 million during the same period of 2018. This increase is primarily a result of higher oil prices realized in both our Royalty and NPI revenue and higher lease bonus revenues.

Second quarter operating costs, including production taxes, increased 18% from $1.1 million in 2017 to $1.3 million in 2018. Our first six months operating costs increased 30% from $2.0 million during 2017 to $2.6 million during the same period of 2018. The increases in both periods are primarily a result of higher production taxes due to higher oil prices, partially offset by lower natural gas prices.

General and administrative expenses remained consistent during the second quarter and first six months of 2018 compared to the same periods of 2017.

Depletion and amortization costs of $1.9 million during the second quarter of 2017 increased 21% to $2.3 million during the same period of 2018. Depletion and amortization costs of $3.6 million during the first six months of 2017 increased 25% compared to $4.5 million during the same period of 2018. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves.

Second quarter net income allocable to common units increased 95% from $8.1 million during 2017 to $15.8 million during the same period of 2018. Our first six months net income allocable to common units increased by 62% from $16.3 million in 2017 compared to $26.4 million during the same period of 2018. The increases in both periods are mainly due to higher royalty and NPI income due to higher oil prices and sales volumes in addition to higher lease bonus revenues.

Net cash provided by operating activities increased 54% from $21.3 million during the first six months of 2017 to $32.7 million during the same period of 2018. The change is mainly driven by higher oil sales prices. Net cash provided by investing activities decreased $0.6 million due to the cash contributed with the acquisition of royalty interests in 2017.

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

Cash receipts attributable to our Royalty properties during the second quarter of 2018 totaled approximately $12.3 million. These receipts generally reflect oil sales during March 2018 through May 2018 and natural gas sales during February 2018 through April 2018. The weighted average indicated prices for oil and natural gas sales received during the second quarter of 2018 attributable to the Royalty properties were $55.93/bbl and $2.39/mcf, respectively.

Cash receipts attributable to our NPIs during the second quarter of 2018 totaled approximately $2.8 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during February 2018 through April 2018. The weighted average indicated prices for oil and natural gas sales received during the second quarter of 2018 attributable to our NPIs were $53.41/bbl and $2.31/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with our partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because most of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 3 to the unaudited Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q for the amounts and dates of cash distributions to unitholders.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $19.6 million at June 30, 2018 and $13.8 million at December 31, 2017.

Critical Accounting Policies

As of June 30, 2018, there have been no significant changes except for Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which was implemented in 2018 to our critical accounting policies and related estimates previously disclosed in our 2017 Annual Report on Form 10-K.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

The Partnership and the operating partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

ITEM 2.          ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 – April 30, 2018	8,379 (2)	$17.83	8,379	80,988 (1)
May 1, 2018 – May 31, 2018	-	N/A	-	80,988 (1)
June 1, 2018 – June 30, 2018	-	N/A	-	80,988 (1)
Total	8,379 (2)	$17.83	8,379	80,988 (1)
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

(2)

Open-market purchases by Dorchester Minerals Operating LP, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on March 15, 2018 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

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

3.3	Amendment No. 1 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on December 22, 2017)

3.4	Amendment No. 2 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P.

3.5

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

3.7	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.8

Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

3.9	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.10

Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.11

Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.12

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 6, 2018		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 6, 2018		Chief Financial Officer