Form 10-Q
period 2018-09-30
DORCHESTER MINERALS, L.P.
filed 2018-11-01
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, “accelerated filer”, “smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 1, 2018, 32,279,774 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$15,703	$13,827
Trade and other receivables	5,554	6,198
Net profits interests receivable - related party	4,327	5,330
Total current assets	25,584	25,355

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	363,205	363,186
Accumulated full cost depletion	(304,275)	(297,442)
Total	58,930	65,744

Leasehold improvements	1,614	1,573
Accumulated amortization	(656)	(625)
Total	958	948

Total assets	$85,472	$92,047

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$2,074	$599
Current portion of deferred rent incentive	65	38
Total current liabilities	2,139	637

Deferred rent incentive less current portion	724	664
Total liabilities	2,863	1,301

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,690	1,782
Unitholders	80,919	88,964
Total partnership capital	82,609	90,746
Total liabilities and partnership capital	$85,472	$92,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net operating revenues:
Royalties	$12,889	$11,499	$40,076	$32,611
Net profits interests	430	737	5,989	2,706
Lease bonus	306	43	4,469	1,799
Other	313	201	410	644

Total net operating revenues	13,938	12,480	50,944	37,760

Costs and expenses:
Operating, including production taxes	1,396	1,320	3,968	3,358
Depreciation, depletion and amortization	2,396	2,795	6,864	6,443
General and administrative expenses	867	1,141	3,506	3,764

Total costs and expenses	4,659	5,256	14,338	13,565

Net income	$9,279	$7,224	$36,606	$24,195

Allocation of net income:
General partner	$361	$273	$1,311	$903

Unitholders	$8,918	$6,951	$35,295	$23,292

Net income per common unit (basic and diluted)	$0.27	$0.22	$1.09	$0.75
Weighted average basic and diluted common units outstanding	32,280	32,280	32,280	31,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Net cash provided by operating activities	$46,685	$31,274

Cash flows (used in) provided by investing activities:
Cash contributed (used) in acquisition of royalty interests	(25)	437
Capital expenditures	(41)	(106)
Total cash flows (used in) provided by investing activities	(66)	331

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(44,743)	(28,260)

Increase in cash and cash equivalents	1,876	3,345

Cash and cash equivalents at beginning of period	13,827	8,212

Cash and cash equivalents at end of period	$15,703	$11,557

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of royalty interests	$-	$23,183

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

        The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this quarterly report on Form 10-Q. Per-unit information is calculated by dividing the income or loss applicable to holders of the Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s 2017 Annual Report on Form 10-K.

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

3     Distributions to Holders of Common Units: Unitholder cash distributions per common unit are as follows:

	Per Unit Amount
	2018	2017
First quarter	$0.418449	$0.306700
Second quarter	$0.537264	$0.322965
Third quarter	$0.394813	$0.284650
Fourth quarter		$0.386915

Distributions beginning with the second quarter of 2017 were paid on 32,279,774 units; previous distributions set forth above were paid on 30,675,431 units. The third quarter 2018 distribution will be paid on November 8, 2018. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the fourth quarter cash distribution to be paid by February 14, 2019.

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

         Revenues from lease bonus payments are recorded upon receipt.  The lease bonus is separate from the lease itself and is recognized as revenue to the Partnership upon receipt of payment.  The Partnership generates lease bonus revenue by leasing its mineral interests to exploration and production companies, and includes proceeds from assignments of leasehold interests where the Partnership retains an interest.  A lease agreement represents the Partnership’s contract with a lessee and generally transfers the rights to develop oil or natural gas, grants the Partnership a right to a specified royalty interest, and requires that drilling and completion operations commence within a specified time period.

         The Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations.  Accordingly, the Partnership has not recorded any contract assets or contract liabilities as of September 30, 2018.

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

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the “Royalty properties”. We currently own Royalty properties in 574 counties and parishes in 25 states.

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

Each of the five NPIs (including the Minerals NPI, which is our largest NPI) have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a temporary deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of September 30, 2018, the Minerals NPI was in a deficit position and had outstanding capital commitments of $14.8 million, exceeding cash on hand of $10.8 million. This is due to recent capital commitments in the Bakken region.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

Results of Operations

Three and Nine Months Ended September 30, 2018 as compared to Three and Nine Months Ended September 30, 2017

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Accrual basis sales volumes:	2018	2017	2018	2017
Royalty properties gas sales (mmcf)	767	967	2,585	2,681

Royalty properties oil sales (mbbls)	206	207	608	569

NPI gas sales (mmcf)	702	631	1,963	1,799

NPI oil sales (mbbls)	148	60	339	200

Accrual basis weighted average sales price:
Royalty properties gas sales ($/mcf)	$2.26	$2.63	$2.41	$2.94

Royalty properties oil sales ($/bbl)	$54.23	$43.32	$55.68	$43.46

NPI gas sales ($/mcf)	$2.24	$2.34	$2.28	$2.62

NPI oil sales ($/bbl)	$56.83	$41.51	$56.55	$40.30

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty properties during the third quarter remained constant from 207 mbbls in 2017 to 206 mbbls in the same period of 2018. Oil sales volumes attributable to the first nine months of 2018 increased 7% to 608 mbbls from 569 mbbls in the same period of 2017. The increase in sales volumes during the first nine months of 2018 compared to the same period of 2017 is mainly a result of increased Permian Basin and Bakken production. Natural gas sales volumes attributable to our Royalty properties during the third quarter decreased 21% from 967 mmcf in 2017 to 767 mmcf in the same period of 2018.  Natural gas sales volumes during the first nine months decreased 4% from 2,681 mmcf in 2017 to 2,585 mmcf in the same period of 2018. The decrease in sales volumes during the third quarter of 2018 compared to the same period of 2017 is mainly a result of decreased production in the Fayetteville Shale. The slight decrease in sales volumes during the first nine months of 2018 compared to the same period of 2017 is mainly a result of increased production in the Permian Basin offset by decreased production in the Fayetteville Shale.

Oil sales volumes attributable to our NPIs during the third quarter and first nine months of 2017 were 60 mbbls and 200 mbbls, respectively, resulting in increases of 147% and 70% to 148 mbbls and 339 mbbls during the same periods of 2018. Increases in oil sales volumes during the third quarter and first nine months of 2018 compared to the same periods of 2017 is mainly due to new Bakken and Permian Basin well activity. Natural gas sales volumes attributable to our NPIs during the third quarter increased 11% from 631 mmcf in 2017 to 702 mmcf in the same period of 2018. During the first nine months of 2018, NPI natural gas sales volumes increased 9% from 1,799 mmcf in 2017 to 1,963 mmcf in the same period of 2018. The increase in natural gas sales volumes is mainly due to higher amount of Permian Basin production in the first nine months of 2018 as compared to the first nine months of 2017.

The nine months ended lease bonus revenue increased 150% from $1.8 million during 2017 to $4.5 million during 2018. The increase is primarily a result of a transaction in the second quarter of 2018 assigning a non-producing leasehold interest recorded as lease bonus revenue as the Partnership retained an overriding royalty interest.

The third quarter net operating revenues increased 11% from $12.5 million during 2017 to $13.9 million during the same period of 2018. This increase in net operating revenues is primarily due to higher oil prices partially offset by a decrease in NPI income. The first nine months net operating revenues increased 35% from $37.8 million during 2017 to $51.0 million during the same period of 2018. This increase is primarily a result of higher oil prices realized in both our Royalty and NPI revenues, and higher lease bonus revenues.

Third quarter operating costs, including production taxes, increased 8% from $1.3 million in 2017 to $1.4 million in 2018. The first nine months operating costs increased 18% from $3.4 million during 2017 to $4.0 million during the same period of 2018. The increases in both periods are primarily a result of higher production taxes due to higher oil prices.

General and administrative expenses decreased by 24% from $1.1 million to $0.9 million during the third quarter of 2018 compared to the same period of 2017.  General and administrative expenses also decreased by 7% from $3.8 million to $3.5 million during the first nine months of 2018 compared to the same period of 2017.  Decreases as compared to both periods of 2017 were mainly driven by completion of our 2017 remodel.

Depletion and amortization costs of $2.8 million during the third quarter of 2017 decreased 14% to $2.4 million during the same period of 2018.  Depletion and amortization costs of $6.4 million during the first nine months of 2017 increased 8% compared to $6.9 million during the same period of 2018.  We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves.

Third quarter net income allocable to common units increased 27% from $7.0 million during 2017 to $8.9 million during the same period of 2018.  The first nine months net income allocable to common units increased by 52% from $23.3 million in 2017 compared to $35.3 million during the same period of 2018. The increase in the third quarter of 2018 compared to the same period of 2017 is primarily due to higher royalty income due to higher oil prices.  The increase in the first nine months of 2018 compared to the same period of 2017 is mainly due to higher royalty and NPI income due to higher oil prices and sales volumes in addition to higher lease bonus revenues.

Net cash provided by operating activities increased 49% from $31.3 million during the first nine months of 2017 to $46.7 million during the same period of 2018. The change is mainly driven by higher oil sales prices. Net cash provided by investing activities decreased $0.4 million due to the cash contributed with the acquisition of royalty interests in 2017.

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

Cash receipts attributable to our Royalty properties during the third quarter of 2018 totaled $13.6 million. These receipts generally reflect oil sales during June 2018 through August 2018 and natural gas sales during May 2018 through July 2018. The weighted average indicated prices for oil and natural gas sales received during the third quarter of 2018 attributable to the Royalty properties were $55.71/bbl and $2.29/mcf, respectively.

Cash receipts attributable to our NPIs during the third quarter of 2018 totaled approximately $0.4 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during May 2018 through July 2018. The weighted average indicated prices for oil and natural gas sales received during the third quarter of 2018 attributable to our NPIs were $40.60/bbl and $2.03/mcf, respectively.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $15.7 million at September 30, 2018 and $13.8 million at December 31, 2017.

Critical Accounting Policies

As of September 30, 2018, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2017 Annual Report on Form 10-K, except for Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which was implemented in 2018.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.2

Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Report on Form 10-K filed for the year ended December 31, 2002)

3.3

Amendment No. 1 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on December 22, 2017)

3.4

Amendment No. 2 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-Q filed with the SEC on August 6, 2018)

3.5

Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.6

Amended and Restated Limited Partnership Agreement of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-K for the year ended December 31, 2002)

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 1, 2018		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 1, 2018		Chief Financial Officer