Form 10-K
period 2018-12-31
DORCHESTER MINERALS, L.P.
filed 2019-02-28
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $598,975,762 as of the last business day of the registrant's most recently completed second fiscal quarter, based on $20.60 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 28, 2019: 32,279,774

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2019 Annual Meeting of Unitholders to be held on May 15, 2019, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2018.

PART I.

ITEM 1. BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003, upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership, and Republic and Spinnaker were private Texas limited partnerships. Our common units are listed on the NASDAQ Global Select Market under the symbol “DMLP”. American Stock Transfer & Trust Company is our registrar and transfer agent and its address and telephone number is 6201 15th Avenue, Brooklyn, NY 11219, (800) 937-5449. Our executive offices are located at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, 75219-4541, and our telephone number is (214) 559-0300. We have established a website at www.dmlp.net that contains the last annual meeting presentation and a link to the NASDAQ website. You may obtain all current filings free of charge at our website. We will provide electronic or paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) free of charge upon written request at our executive offices. In this report, the term "Partnership," as well as the terms "us," "our," "we," and "its" are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

Our general partner is Dorchester Minerals Management LP, which is managed by its general partner, Dorchester Minerals Management GP LLC. As a result, the Board of Managers of Dorchester Minerals Management GP LLC exercises effective control of the Partnership. In this report, the term "general partner" is used as an abbreviated reference to Dorchester Minerals Management LP. Our general partner also controls and owns, directly and indirectly, all of the Partnership interests in Dorchester Minerals Operating LP and its general partner. Dorchester Minerals Operating LP owns working interests and other properties underlying our Net Profits Interests (or “NPIs”), provides day-to-day operational and administrative services to us and our general partner, and is the employer of all the employees who perform such services. In this report, the term "operating partnership" is used as an abbreviated reference to Dorchester Minerals Operating LP.

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

Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from the Royalty Properties and the NPIs (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves.

Our partnership agreement allows us to grow by acquiring additional oil and natural gas properties, subject to the limitations described below. The approval of the holders of a majority of our outstanding common units is required for our general partner to cause us to acquire or obtain any oil and natural gas property interest, unless the acquisition is complementary to our business and is made either:

●	in exchange for our limited partner interests, including common units, not exceeding 40% of the common units outstanding after issuance; or

●

in exchange for cash proceeds of any public or private offer and sale of limited partner interests, including common units, or options, rights, warrants or appreciation rights relating to the limited partner interests, including common units; or

●

in exchange for other cash from our operations, if the aggregate cost of any acquisitions made for cash during the twelve-month period ending on the first to occur of the execution of a definitive agreement for the acquisition or its consummation is no more than 10% of our aggregate cash distributions for the four most recent fiscal quarters.

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

Credit Facilities and Financing Plans

We do not have a credit facility in place, nor do we anticipate doing so. We do not anticipate incurring any debt, other than trade debt incurred in the ordinary course of our business. Our partnership agreement prohibits us from incurring indebtedness, other than trade payables, (i) in excess of $50,000 in the aggregate at any given time; or (ii) which would constitute "acquisition indebtedness" (as defined in Section 514 of the Internal Revenue Code of 1986, as amended), in order to avoid unrelated business taxable income for federal income tax purposes. We may finance any growth of our business through acquisitions of oil and natural gas properties by issuing additional limited partnership interests or with cash, subject to the limits described above and in our partnership agreement. Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our general partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 40% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have effective registration statements on Form S-4 registering an aggregate of 8,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. During 2017, the Partnership issued 1,604,343 common units in connection with the consummation of the transactions contemplated by certain Contribution, Exchange and Purchase Agreements dated June 28, 2017. At present, 6,395,657 units remain available under the Partnership’s registration statements on Form S-4.

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

Employees

As of February 28, 2019, the operating partnership had 25 full-time employees in our Dallas, Texas office and six full-time employees in field locations.

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

Our ability to increase reserves through future acquisitions is limited by restrictions on our use of operating cash and limited partnership interests for acquisitions and by our general partner's obligation to use all reasonable efforts such as NPIs to avoid unrelated business taxable income. In addition, the ability of affiliates of our general partner to pursue business opportunities for their own accounts without tendering them to us in certain circumstances may reduce the acquisitions presented to us for consideration.

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

Our partnership agreement limits our ability to acquire oil and natural gas properties in the future, especially for consideration other than our limited partnership interests or cash proceeds of a securities offering. Because of the limitations on our use of operating cash for acquisitions and on our ability to accumulate operating cash for acquisition purposes, we may be required to attempt to effect acquisitions by first selling our securities to raise cash or by issuing our limited partnership interests. However, may be unable to sell our securities in sufficient quantities and for sufficient consideration to provide adequate consideration to fund an acquisition, and sellers of properties we would like to acquire may be unwilling to take our limited partnership interests in exchange for properties.

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

Our business and the properties in which we hold interests are subject to federal, tribal, state and local laws and regulations relating to the oil and natural gas industry as well as regulations relating to environmental, health, and safety matters. These laws and regulations can have a significant impact on production and costs of production. For example, in Oklahoma, where properties that are subject to the NPIs are located, regulators have the ability, directly or indirectly, to limit production from those properties, and such limitations or changes in those limitations could negatively impact us in the future.

As another example, Oklahoma regulations currently require administrative hearings to change the concentration of the operating partnership’s gas production wells from one well for each 640 acres in the Guymon-Hugoton field. Previously, certain interested parties have sought regulatory changes in Oklahoma for "infill," or increased density drilling. Should Oklahoma change its existing regulations to readily permit infill drilling, it is possible that a number of producers will commence increased density drilling in areas adjacent to the properties in Oklahoma that are subject to the NPIs. If the operating partnership or other operators of our properties do not do the same, our production levels relating to these properties may decrease, or mineral owners may demand increased density drilling. Capital expenditures relating to increased density on the properties underlying the NPIs would be deducted from amounts payable to us under the NPIs.

Our business is subject to cybersecurity risks.

We increasingly rely on information technology systems to operate our business and the oil and gas industry depends on digital technologies in exploration, development, production, and processing activities. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Our technologies, systems, networks, and those of the operators of our properties, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of its business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for some period of time. While we utilize various procedures and controls to mitigate exposure to such risk, cyber incidents and attacks are evolving and unpredictable. Our information technology systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. As cyber security threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. It is possible that our business, financial and other systems could be compromised in a cyber attack.

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

The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements, such as emissions controls. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or use specific equipment or technologies to control emissions. The U.S. Environmental Protection Agency (“EPA”) continues to develop stringent regulations governing emissions of toxic air pollutants from oil and gas facilities. Specifically, on August 16, 2012, the EPA issued final regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for the oil and natural gas source category. These regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically fractured wells and other equipment. Under the regulations, since January 1, 2015 owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use reduced emissions (“green”) completion technology to recover natural gas that formerly would have been flared or vented. On May 12, 2016, the EPA issued a suite of new final regulations, known as "NSPS Subpart OOOOa," designed to limit methane and VOC emissions. Among other things, these new rules apply green completion requirements to newly fractured and refractured oil wells.  NSPS Subpart OOOOa and EPA’s subsequent actions to reconsider and propose stays of the rules have been heavily litigated and, in October 2018, the EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at well sites and compressor stations. Accordingly, the ultimate scope of these regulations is uncertain, and obtaining permits and complying with these new requirements has the potential to increase costs of production and delay the development of our properties.

In November 2016, the Bureau of Land Management (“BLM”) published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on federal and Indian lands. Some provisions of the venting and flaring rule went into effect on January 17, 2017. The BLM subsequently announced that it was postponing until January 17, 2019, the implementation of other aspects of the venting and flaring rule, which were originally scheduled to come into effect on January 1, 2018. Then, in February, 2018, the BLM issued a proposed rule which would rescind, modify, and retain portions of the November 2016 rule.  And in September 2018, the BLM announced a final rule that revises the 2016 rule, which was immediately followed by litigation challenging the agency’s actions.  In March 2015, the BLM released its new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. The U.S. District Court of Wyoming temporarily stayed implementation of this rule in June 2016, but the U.S. Court of Appeals for the Tenth Circuit later lifted the lower court’s stay on the basis that the BLM had proposed to rescind the rule in June 2017.  In December 2017, the BLM repealed the 2015 regulations, and environmental organizations and the State of California are suing the BLM and the Secretary of the U.S. Department of the Interior over the repeal. Each of these regulations, to the extent that they are reinstated or modified, may result in additional levels of regulation or complexity that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers (“USACOE”). In May 2015, EPA and the USACOE jointly announced a final rule defining the “Waters of the United States” (“WOTUS”), which are protected under the Clean Water Act. The new rule, which would have made additional waters expressly Waters of the United States and, therefore, subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation, was stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. On February 1, 2018, EPA officially delayed implementation of the 2015 rule until early 2020, and in July 2018, the EPA proposed repeal of the 2015 WOTUS rule. Later that year, EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin EPA’s February 2018 delay rule.  Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which is that the 2015 WOTUS definition is currently in effect in 22 states. Then in December 2018, the EPA and the USACOE issued a proposed rule to revise the definition of “Waters of the United States.”  The proposed rule would narrow the definition, excluding, for example, streams that do not flow year-round and wetlands without a direct surface connection to other jurisdictional waters. Litigation by parties opposing the rule quickly followed. Due to the administrative procedures required to establish the rule and pending litigation, the new definition of “Waters of the United States” may not be implemented, if at all, for several years.  Regardless, compliance with the Clean Water Act may restrict the location of certain facilities, require the mitigation of impacted wetlands, increase the cost of capital expenditures, and may result in permitting delays.

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

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Clean Water Act if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. EPA has also brought attention to the reach of the Clean Water Act’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the Clean Water Act permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. To date, no further action has been taken by EPA with respect to the issue, but should Clean Water Act permitting be required for saltwater injections wells, the costs of permitting and compliance for the Royalty Properties and the working interests and other properties underlying our NPIs could increase.

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

Operations of the Royalty Properties and the working interests and other properties underlying our NPIs may be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes and their implementing regulations. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the Clean Air Act and similar state statutes may require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Royalty Properties and the working interests and other properties underlying our NPIs. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of extremely hazardous substances and to minimize the consequences of such releases should they occur.

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

Congress has, from time to time, considered legislation to reduce greenhouse gas (“GHG”) emissions, such as a resolution referred to as the Green New Deal, which was introduced in the U.S. House of Representatives in February 2019. To date, Congress has not passed a bill specifically addressing GHG regulation. Almost half of the states, however, have developed GHG emission inventories and/or regional GHG cap and trade programs. These cap and trade programs require major sources of emissions or major fuel producers to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Many states also have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.

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

We can and may issue additional common units and other capital securities representing limited partnership units, including options, warrants, rights, appreciation rights and securities with rights to distributions and allocations or in liquidation equal or superior to our common units; however, a majority of the unitholders must approve such issuance if (i) the partnership securities to be issued will have greater rights or powers than our common units or (ii) if after giving effect to such issuance, such newly issued partnership securities represent over 40% of the outstanding limited partnership interests.

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

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to U.S. federal income tax laws.  Among other changes, the Tax Act (i) introduces a new deduction on certain pass-through income, (ii) repeals the partnership technical termination rule and (iii) imposes a new limitation on the deductibility of interest expense.  Many of the provisions in the Tax Act, including the deduction related to certain pass-through income, are temporary and, without additional legislation, will sunset on December 31, 2025. The Tax Act is complex, and, while some proposed administrative guidance and finalized administrative guidance has been released, there is still forthcoming administrative guidance.  Thus, the impact of certain aspects of its provisions on us or an investment in our common units may be unclear.

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

While the Tax Act does not negatively impact the Final Regulations or the qualifying income exception, we are unable to predict whether any changes or any other proposals will ultimately be enacted or adopted. Any such changes could negatively impact the value of an investment in our common units.

The recently enacted 20% deduction for certain pass-through income may not be available for our unitholders’ allocable share of our net income, in which case our unitholders’ tax liability with respect to ownership and disposition of our units may be materially higher than if the deduction is available.

Pursuant to the Tax Act, for taxable years beginning after December 31, 2017 and ending on or before December 31, 2025, an individual taxpayer may generally claim a deduction in the amount of 20% of its allocable share of certain publicly traded partnership income, including generally, among other items, the net amount of its items of income, gain, deduction, and loss from a publicly traded partnership’s U.S. trade or business. Because we own only non-operated, passive mineral and royalty interests, we may not be viewed as engaged in a U.S. trade or business within the meaning of the new law. Therefore, most or all of the income that we now generate, or will generate in the future, may not be “qualifying publicly traded partnership income” eligible for the 20% deduction. Thus, our unitholders may not be able to claim the 20% deduction on any income allocated from us, and any such claim may be successfully challenged by the IRS. If the deduction is not available, our unitholders’ tax liability from ownership and disposition of our units may be materially higher than if the deduction is available. We urge our unitholders to consult with their tax advisors regarding the availability of the 20% deduction on any income allocated from us.

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

Our unitholders may be subject to withholding tax upon transfers of their common units.

Pursuant to the Tax Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from distributions to the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

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

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We generally will have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the economic burden resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit.  If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

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

Acreage Summary

The following table sets forth, as of December 31, 2018, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased.

	Mineral	Royalty	Overriding Royalty	Leasehold
Number of States	25	18	18	8
Number of Counties/Parishes	465	190	137	34
Gross Acres	2,312,000	624,000	209,000	32,000
Net Acres (where applicable)	379,000	___	___	___

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

The following table sets forth, as of December 31, 2018, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	105,000	8,000	Missouri	<500	<500
Arkansas	47,000	15,000	Montana	282,000	63,000
California	1,000	<500	Nebraska	3,000	<500
Colorado	23,000	1,000	New Mexico	42,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	292,000	46,000
Illinois	5,000	1,000	Oklahoma	229,000	17,000
Indiana	<500	<500	Pennsylvania	10,000	6,000
Kansas	14,000	2,000	South Dakota	14,000	1,000
Kentucky	2,000	1,000	Texas	1,646,000	154,000
Louisiana	132,000	3,000	Utah	6,000	<500
Michigan	54,000	3,000	Wyoming	27,000	1,000
Mississippi	73,000	9,000

Leasing Activity

We received $1,657,000 during 2018 attributable to lease bonus on 30 leases or extension of existing leases, and 6 pooling election in lands located in 21 counties and parishes in six states. These leases reflected bonus payments ranging up to $4,500/acre and initial royalty terms ranging up to 25%.

The following table sets forth a summary of leases and pooling elections consummated during 2016 through 2018.

	2018	2017	2016
Number	36	17	37
Number of States	6	4	7
Number of Counties	21	11	22
Average Royalty	24.65%	23.94%	24.92%
Average Bonus, $/acre(1)	$692	$3,330	$2,499
Total Lease Bonus(2)	$1,657,000	$2,399,000	$2,721,000
(1)	Based on net acreage weighted average.
(2)	Lease Bonus excludes proceeds from assignments of leasehold.

Payments received for gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our accompanying consolidated financial statements in various categories including, but not limited to, other operating revenues and other income.

Net Profits Interests

We own net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our general partner. We refer to Dorchester Minerals Operating LP as the “operating partnership” or “DMOLP.” We receive monthly payments from each of the five NPIs equaling 96.97% of the total net profits actually realized by the operating partnership from these properties in the preceding month. In the event costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and carried over and reflected in the following month's calculation of net profit. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the operating partnership.

Minerals NPI production volumes and prices are within the accompanying consolidated financial statements in accordance with U.S. GAAP.

From a cash perspective, as of December 31, 2018, the Minerals NPI was in a surplus position and had outstanding capital commitments due to recent capital commitments in the Bakken region equaling cash on hand of $11.3 million.

Acreage Summary

The following tables set forth, as of December 31, 2018, information concerning properties owned by the operating partnership and subject to the NPIs. Acreage amounts listed under “Leasehold” reflect gross acres leased by the operating partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the operating partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The operating partnership's interest in these properties may be unleased, leased by others or a combination thereof. In addition to amounts listed below, the operating partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold
Number of States	12	6	6
Number of Counties/Parishes	61	23	12
Gross Acres	50,000	___	91,000
Net Acres	6,000	___	75,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	12,000	1,000	80,000	74,000	92,000	75,000
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
All Others	38,000	5,000	3,000	< 500	41,000	5,000
Totals	50,000	6,000	91,000	75,000	141,000	81,000

The leasehold acreage in Arkansas listed above includes all of the acreage in the Fayetteville Shale properties in which the operating partnership participates as a working interest owner.

Productive Well Summary

The following table sets forth, as of December 31, 2018, the approximate combined number of producing wells on the properties subject to the NPIs. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by our working interest in those wells.

	Productive Wells/Units(1)
Location	Gross	Net
Oklahoma	135	116
All others	899	35
Total	1,034	151

(1)	Large, multi-well units which are forecasted in aggregate are included as one gross well.

Drilling Activity

During 2018, we received division orders or first payments for 301 new wells completed on our Royalty Properties and 54 new wells completed on our NPI Properties. The wells were located in 36 counties and parishes in five states with the majority of activity concentrated in the Permian Basin and Bakken region.  Included in these totals are wells in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the operating partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The following table reflects the Partnership's proved developed and total proved reserves at December 31, 2018. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas, and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

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

Summary of Oil and Gas Reserves as of Fiscal Year-End
All Proved Developed and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)
2018	6,981	24,327	2,060	19,903	9,041	44,230
2017	6,688	24,327	1,623	22,594	8,311	46,921
2016	5,643	22,967	1,449	18,187	7,092	41,154

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the operating partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Oil reserves include volumes attributable to natural gas liquids.

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

The Hugoton Field reflected in the Net Profits Interests above is the only significant field, defined as more than 15% of total proved developed reserves. Hugoton Field net sales volumes for the last three years are listed below:

	Production by Significant Field
	Oil Boe(1)	Gas mcf
2018	57,000	1,542,000
2017	47,000	1,388,000
2016	64,000	1,951,000
(1)	Oil revenues include volumes attributable to natural gas liquids.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NASDAQ National Market (now the NASDAQ Global Select Market) on February 3, 2003. Our common units are traded under the ticker symbol “DMLP”.

As of December 31, 2018, there were 11,760 common unitholders.

Performance Graph

The following graph compares the performance of our common units with the performance of the NASDAQ Composite Index (the “NASDAQ Index”) and a peer group index from December 31, 2013 through December 31, 2018. The graph assumes that at the beginning of the period, $100 was invested in each of (1) our common units, (2) the NASDAQ Index, and (3) the peer group, and that all distributions or dividends were reinvested on the last trading day of each quarter. We do not believe that any published industry or line-of-business index accurately reflects our business. Accordingly, we have created a special peer group index consisting of companies whose royalty trust units have been publicly traded on the New York Stock Exchange for the entire comparison period. Our peer group index includes the units of the following companies:  Cross Timbers Royalty Trust, Mesa Royalty Trust, Sabine Royalty Trust, Permian Basin Royalty Trust, Hugoton Royalty Trust(1) and the San Juan Basin Royalty Trust.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Dorchester Minerals, L.P.	$100.00	$105.15	$43.53	$81.88	$76.42	$81.06
Industry Group	$100.00	$95.90	$42.64	$64.34	$81.68	$59.49
NASDAQ Composite Index	$100.00	$113.40	$119.89	$128.89	$165.29	$158.87

(1)	The Hugoton Royalty Trust voluntarily delisted from the New York Stock Exchange on August 24, 2018 and recommenced trading on August 27, 2018 on the OTCQX Best Market under the symbol HGTXU.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2018 – October 31, 2018)	-		N/A	-	80,988	(1)
Month #2 (November 1, 2018 – November 30, 2018)	-		-	-	80,988	(1)
Month #3 (December 1, 2018 – December 31, 2018)	9,064	(2)	16.92	9,064	80,988	(1)
Total	9,064	(2)	16.92	9,064	80,988	(1)
(1)

The number of common units that the operating partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2018, the maximum number of common units that could be purchased under the Equity Incentive Program was 107,492 common units.

(2)	Common units withheld from grants of common units made pursuant to the Equity Incentive Program to pay withholding taxes payable by the grantee upon such grants.

ITEM 6. SELECTED FINANCIAL DATA

Basis of Presentation

This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended December 31, (in thousands, except per unit data)
	2018	2017	2016	2015	2014
Total operating revenues	$73,278	$57,291	$37,557	$31,870	$65,170
Depreciation, depletion and amortization	8,947	9,302	8,507	10,068	10,050
Net income	53,907	38,424	20,967	13,255	45,239
Net income per common unit (basic and diluted)	1.61	1.18	0.66	0.42	1.42
Distributions paid to general partner and unitholders	58,006	37,797	27,202	36,608	60,539
Distributions per unit	1.74	1.16	0.86	1.15	1.90
Total assets	87,923	92,047	67,211	73,729	97,509
Total liabilities	1,276	1,301	275	558	985
Partnership capital	86,647	90,746	66,936	73,171	96,524

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2018 Overview

Our results during 2018 were mainly affected by industrywide increases in realized oil prices and continued drilling activity in the Permian Basin and Bakken. Significant results include the following:

●	Net income of $53.9 million;

●	Distributions of $56.1 million to our limited partners;

●	Assignments of leasehold interests in two transactions in Upton and Winkler counties, Texas, with proceeds totaling $7.6 million;

●

Identification of 301 new wells completed on our Royalty Properties and 54 new wells completed on our NPI Properties. The wells were located in 36 counties and parishes in five states. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories;

●	Consummation of 36 leases and pooling elections of our mineral interest in undeveloped properties located in 21 counties and parishes in six states.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling test calculation requires use of the unweighted arithmetic average of the first day of the month price during the 12-month period ending on the balance sheet date and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Oil and natural gas prices have historically been volatile, and the prevailing prices at any given time may not reflect our Partnership’s or the industry’s forecast of future prices. See “Item 8. Financial Statements and Supplementary Data”.

Contractual Obligations

Our office lease in Dallas, Texas comprises our contractual obligations.

		Payments due by Period ($ in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,520	$254	$670	$694	$1,902

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

	Years Ended December 31,
	2018	2017	2016
Accrual Basis Sales Volumes:
Royalty Properties Gas Sales (mmcf)	3,561	3,753	3,271
Royalty Properties Oil Sales (mbbls)	847	784	620
Net Profits Interests Gas Sales (mmcf)	2,581	2,750	2,807
Net Profits Interests Oil Sales (mbbls)	443	349	381

Accrual Basis Weighted Averages Sales Price:
Royalty Properties Gas Sales ($/mcf)	$2.54	$2.83	$2.05
Royalty Properties Oil Sales ($/bbl)	$54.15	$45.27	$37.18
Net Profits Interests Gas Sales ($/mcf)	$2.46	$2.60	$2.08
Net Profits Interests Oil Sales ($/bbl)	$54.84	$44.71	$34.64

Comparison of the twelve-month periods ended December 31, 2018, 2017 and 2016

Royalty Properties’ oil sales volumes increased 26% from 620 mbbls during 2016 to 784 mbbls during 2017 and further increased 8% to 847 mbbls during 2018.  The increase in 2017 was primarily due to activity in the Permian Basin while the increase in 2018 was due to an increase in activity in both the Permian Basin and Bakken region.  Both increases more than offset natural declines in other regions.  Royalty Properties’ gas sales volumes increased 15% from 3,271 mmcf during 2016 to 3,753 mmcf during 2017, and then decreased 5% to 3,561 mmcf during 2018.  The increase in 2017 versus 2016 was primarily due to new activity in Permian Basin.  The slight decrease in 2018 versus 2017 was primarily due to decreases in both the Fayetteville and Bakken shales mostly offset by an increase in the Permian Basin.

NPI properties’ oil sales volumes decreased 8% from 381 mbbls during 2016 to 349 mbbls during 2017 and then increased 27% to 443 mbbls during 2018.  The decreased activity in 2017 was due to decreased activity in the Bakken region partially offset by both increased activity in the Permian Basin and a large suspense release in the fourth quarter of 2017.  The increased activity in 2018 is largely due to Permian Basin production increases and suspense releases higher than 2017.  NPI properties’ gas sales volumes decreased 2% from 2,807 mmcf during 2016 to 2,750 mmcf during 2017 and further decreased 6% to 2,581 mmcf in 2018.  The decreased activity in 2017 was due to natural declines in the Fayetteville Shale, partially offset by increased activity in the Permian Basin.  Decreased gas sales volumes in 2018 is due to natural declines in production across most regions.

Weighted average oil sales prices attributable to the Royalty Properties increased 22% from $37.18/bbl in 2016 to $45.27/bbl in 2017 and further increased 20% to $54.15/bbl in 2018. Royalty Properties’ weighted average gas sales prices increased 38% from $2.05/mcf during 2016 to $2.83/mcf during 2017 and then decreased 10% to $2.54/mcf during 2018. All fluctuations resulted from changing market conditions.

Weighted average NPI properties’ gas sales prices increased 25% from $2.08/mcf during 2016 to $2.60/mcf during 2017 and then decreased 5% to $2.46/mcf in 2018. NPI properties’ weighted average oil sales prices increased 29% from $34.64/bbl during 2016 to $44.71/bbl during 2017 and subsequently increased 23% to $54.84/bbl in 2018. All fluctuations resulted from changing market conditions.

Our operating revenues increased 52% from $37.6 million during 2016 to $57.3 million in 2017, and subsequently increased 28% to $73.3 million in 2018. In 2017, increases in commodity prices for both oil and natural gas, and an increase in our Royalty Property production and Net profits interests revenues resulted in the significant increase in operating revenues compared to 2016. In 2018, increases in commodity price for oil, and an increase in our Royalty Property oil production, along with an increase in our Lease Bonus revenues, resulted in the significant increase in operating revenues compared to 2017.

Lease bonus income decreased from $2.7 million in 2016 to $2.4 million in 2017, and then increased to $9.3 million in 2018. The 2016 and 2017 lease bonus income was the result of new leasing activity, primarily in the Permian Basin. The 2018 lease bonus was a result of new leasing activity, primarily in the Permian Basin, as well as assignments of leasehold interests where we retain an interest.

Other income increased from $0.3 million in 2016 to $0.8 million in 2017, and then increased to $1.6 million in 2018.  The change in 2016 and 2017 other income was due to an increase of interest income and compensatory royalties paid on our royalty properties.  In 2018, other income mainly includes legal settlements on our Royalty Properties.

Depletion, depreciation and amortization increased 9% in 2017 versus prior year to $9.3 million from $8.5 million and subsequently decreased 4% to $8.9 million in 2018. Cash flow from operations and cash distributions to unitholders are not affected by depletion, depreciation and amortization.

General and administrative (“G&A”) costs decreased 2% from $5.0 million in 2016 to $4.9 million in 2017, primarily due to decreased royalty litigation legal expenses offset by office remodel costs. G&A costs remained constant at $4.9 million in 2018 as compared to 2017.

Net cash provided by operating activities increased 55% from $28.3 million in 2016 to $44.0 million in 2017 mainly due to increases in both Royalty and Net Profits Interest income partially offset by an increase in our Net Profits Interest accounts receivable. During 2018, net cash provided by operating activities increased 42% to $62.5 million due to increases in both Royalty and lease bonus income.

On June 28, 2017, the Partnership executed a definitive agreement to acquire producing and nonproducing mineral and royalty interests located in Glasscock, Howard, Martin, Midland, Reagan and Upton Counties, Texas.

The transaction was consummated on June 30, 2017 and was structured as a non-taxable contribution and exchange. At the closing, in addition to conveying their interests to the Partnership, the contributing parties delivered funds in an amount equal to their cash receipts during the period from April 1, 2017 through June 30, 2017 and attributable to production on the subject properties on or after September 1, 2016, amounting to approximately $0.6 million, and the Partnership issued an aggregate of 1,604,343 common units of the Partnership to the contributing parties.

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

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with our partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because most of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 5 to the Consolidated Financial Statements included in Item 1 of this annual report on Form 10-K for the dates of cash distributions to unitholders.

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

The operating partnership owns and operates wells, pipelines and natural gas compression and dehydration facilities located in Oklahoma. The operating partnership does not anticipate incurring significant expense to replace these facilities at this time. These capital and operating costs are reflected in the NPI payments we receive from the operating partnership.

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

Liquidity and Working Capital

Year-end cash and cash equivalents totaled $18.3 million for 2018 and $13.8 million for 2017.

Distributions

Distributions to limited partners and the general partner related to cash receipts for the period from October 2017 through December 2018 were as follows:

					$ in Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2017	4th	January 29, 2018	February 8, 2018	$0.386915	$12,490	$449
2018	1st	April 30, 2018	May 10, 2018	0.418449	13,507	444
2018	2nd	July 30, 2018	August 10, 2018	0.537264	17,343	510
2018	3rd	October 29, 2018	November 8, 2018	0.394813	12,744	519
	Total distributions paid in 2018				$56,084	$1,922
2018	4th	January 28, 2019	February 7, 2019	$0.516572	$16,675	$563

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interests

We receive monthly payments from the operating partnership equal to 96.97% of the net proceeds actually realized by the operating partnership from the properties underlying the Net Profits Interests (or “NPIs”). The operating partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The operating partnership made NPI payments to us totaling $13,288,000 during October 2017 through September 2018, which payments reflected 96.97% of total net proceeds of $13,703,000 realized from September 2017 through August 2018. Net proceeds realized by the operating partnership during September through November 2018 were reflected in NPI payments made during October through December 2018. These payments were included in the fourth quarter distribution paid in early 2019 and are excluded from this 2018 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during October 2017 through September 2018 were $44,718,000, of which $42,929,000 (96%) was distributed to the limited partners and $1,789,000 (4%) was distributed to the general partner. Proceeds received by us from the Royalty Properties during October through December 2018 became part of the fourth quarter distribution paid in early 2019, which is excluded from this 2018 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2017 through September 2018 demonstrates the method:

	$ In Thousands
	Limited Partners	General Partner
4% of Net Cash Receipts from Royalty Properties	$—	$1,789
96% of Net Cash Receipts from Royalty Properties	42,929	—
1% of NPI Payments to our Partnership	—	133
99% of NPI Payments to our Partnership	13,155	—
Total Distributions	$56,084	$1,922
Operating Partnership Share (3.03% of Net Proceeds)	—	415
Total General Partner Share		$2,337
% of Total	96%	4%

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

During the period October 2017 through September 2018, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Available cash means all cash and cash equivalents on hand at the end of that quarter (other than cash proceeds received by the Partnership from public or private offering of securities of the Partnership), less any amount of cash reserves that our general partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable laws or agreements or obligations to which we may be subject. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes, deferred compensation contributions and payroll taxes). These amounts generally are not held for periods over one year.

Fourth Quarter 2018 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2018 fourth quarter totaled $12.6 million. These receipts generally reflect oil sales during September through November 2018 and natural gas sales during August through October 2018. The weighted average indicated prices for oil and natural gas sales during the 2018 fourth quarter attributable to the Royalty Properties were $55.17/bbl and $2.38/mcf, respectively.

Cash receipts attributable to the Partnership's NPIs during the 2018 fourth quarter totaled $4.2 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2018. The weighted average indicated prices for oil and natural gas sales during the 2018 fourth quarter attributable to the NPIs were $59.55/bbl and $2.28/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our general partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2018, the reimbursement amounts actually paid or accrued were less than the limitation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information provides quantitative and qualitative information about our potential exposures to market risk. The term "market risk" refers to the risk of loss arising from material changes in oil and natural gas prices, interest rates and currency exchange rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of possible losses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2018. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2018.

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

Number	Description
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

3.14	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
3.15

Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.16	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
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

"Lease bonus" means the initial cash payment made to a lessor by a lessee in consideration for the execution and conveyance of the lease, and includes proceeds from assignments of leasehold interests where the Partnership retains an interest.

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

Date: February 28, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 28, 2019	H.C. Allen, Jr. Manager Date: February 28, 2019

/s/ James E. Raley	/s/ Allen D. Lassiter
James E. Raley Vice Chairman and Manager Date: February 28, 2019	Allen D. Lassiter Manager Date: February 28, 2019

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: February 28, 2019	C. W. Russell Manager Date: February 28, 2019

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 28, 2019	Robert C. Vaughn Manager Date: February 28, 2019

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.

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

February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of income, cash flows, and changes in partnership capital for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.

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

Dallas, Texas

February 28, 2019

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$18,285	$13,827
Trade and other receivables	6,635	6,198
Net profits interests receivable—related party	5,198	5,330
Total current assets	30,118	25,355

Property and leasehold improvements—at cost:
Oil and natural gas properties (full cost method)	363,205	363,186
Accumulated full cost depletion	(306,335)	(297,442)
Total	56,870	65,744

Leasehold improvements	1,614	1,573
Accumulated amortization	(679)	(625)
Total	935	948
Total assets	$87,923	$92,047

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$421	$599
Current portion of deferred rent incentive	65	38
Total current liabilities	486	637

Deferred rent incentive less current portion	790	664
Total liabilities	1,276	1,301

Commitments and contingencies (Note 4)
Partnership capital:
General partner	1,826	1,782
Unitholders	84,821	88,964
Total partnership capital	86,647	90,746

Total liabilities and partnership capital	$87,923	$92,047

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31,
(Dollars in Thousands, except per unit amounts)

	2018	2017	2016
Operating revenues:
Royalties	$54,898	$46,125	$29,750
Net profits interests	7,447	8,014	4,824
Lease bonus	9,298	2,399	2,721
Other	1,635	753	262
Total operating revenues	73,278	57,291	37,557

Costs and expenses
Production taxes	2,749	2,175	1,360
Operating expenses	2,762	2,460	1,733
Depreciation, depletion and amortization	8,947	9,302	8,507
General and administrative expenses	4,913	4,930	4,990
Total costs and expenses	19,371	18,867	16,590
Net income	$53,907	$38,424	$20,967

Allocation of net income:
General partner	$1,966	$1,341	$736
Unitholders	$51,941	$37,083	$20,231
Net income per common unit (basic and diluted)	$1.61	$1.18	$0.66
Weighted average basic and diluted common units outstanding (000's)	32,280	31,488	30,675

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31,

(Dollars in Thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$53,907	$38,424	$20,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,947	9,302	8,507
Amortization of deferred rent incentive	(38)	(23)	(54)
Changes in operating assets and liabilities:
Trade and other receivables	(437)	(1,727)	(1,693)
Net profits interests receivable—related party	132	(3,105)	780
Accounts payable and other current liabilities	(178)	455	(252)
Deferred rent liabilities	191	702	23
Net cash provided by operating activities	62,524	44,028	28,278

Cash flows used in investing activities:
Cash (used) contributed in acquisition of royalty interests	(19)	440	-
Capital expenditures	(41)	(1,056)	-
Total cash flows used in investing activities	(60)	(616)	-

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(58,006)	(37,797)	(27,202)
Increase in cash and cash equivalents	4,458	5,615	1,076
Cash and cash equivalents at beginning of year	13,827	8,212	7,136
Cash and cash equivalents at end of year	$18,285	$13,827	$8,212

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of royalty interests	$-	$23,183	$-

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31,

(Dollars in Thousands)

Year	General Partner	Unitholders	Total	Unitholder Units
2016
Balance at January 1, 2016	$1,996	$71,175	$73,171	30,675,431
Net income	736	20,231	20,967
Distributions ($0.856694 per Unit)	(923)	(26,279)	(27,202)
Balance at December 31, 2016	$1,809	$65,127	66,936	30,675,431
2017
Net income	1,341	37,083	38,424
Acquisition of assets for units	-	23,183	23,183	1,604,343
Distributions ($1.155790 per Unit)	(1,368)	(36,429)	(37,797)
Balance at December 31, 2017	$1,782	$88,964	$90,746	32,279,774
2018
Net income	1,966	51,941	53,907
Distributions ($1.737441 per Unit)	(1,922)	(56,084)	(58,006)
Balance at December 31, 2018	$1,826	$84,821	$86,647	32,279,774

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

Principles of Consolidation — The consolidated financial statements include the accounts of Dorchester Minerals, L.P., Dorchester Minerals Oklahoma, LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, and Dorchester-Maecenas GP LLC. All intercompany balances and transactions have been eliminated in consolidation.

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from Royalty Properties and net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) operated by non-affiliated entities are particularly subjective due to our inability to gain accurate and timely information. Therefore, actual results could differ from those estimates.

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

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our general partner.” Our general partner owns all of the partnership interests in Dorchester Minerals Operating LP, the operating partnership. See Note 3 —Related Party Transactions. The general partner is allocated 4% and 1% of our Royalty Properties’ net revenues and Net Profits Interest net proceeds actually received by the operating partnership, respectively.

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

Fair Value of Financial Instruments—The carrying amount of cash and cash equivalents, trade and other receivables, and accounts payables and other current liabilities approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

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

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties, including nonproducing royalty, mineral and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years ended December 31, 2018, 2017, and 2016.

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

Leasehold Improvements —Leasehold improvements are amortized over the shorter of their estimated useful lives or the related life of the lease. Deferred rent will be amortized to general and administrative expense over the same term as the leasehold improvements.

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

The Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations. Accordingly, the Partnership has not recorded any contract assets or contract liabilities as of December 31, 2018.

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

On June 28, 2017, the Partnership entered into a Contribution, Exchange and Purchase Agreement with DSD Royalty, LLC (the “DSD Agreement”) pursuant to which the Partnership would acquire an undivided 50% interest in certain mineral and royalty interests (the “Properties”) in exchange for cash (the “Cash Purchase Right”) and the remaining 50% undivided interest in the Properties in exchange for the Partnership’s common units of limited partnership interests (the “Units”) for aggregate consideration of approximately $23,183,000. Immediately after execution of the DSD Agreement, the Partnership entered into a Participation Agreement with related parties of the Partnership, along with parties unrelated to the Partnership, (collectively, the “Participants”) pursuant to which the Partnership assigned the Cash Purchase Right to the Participants in exchange for the Participants’ assumption of the obligation to pay the cash consideration in connection with the consummation of the transactions contemplated by the DSD Agreement. On June 28, 2017, The Partnership entered into a Contribution and Exchange Agreement with the Participants (the “Participant Contribution Agreements”), pursuant to which each Participant acquired Units in exchange for the assets received by the Participant pursuant to the rights assigned to the Participant in the Participation Agreement. The quantity of Units issued to the Participants was equal to the quantity issued pursuant to the DSD Agreement. In accordance with the transactions contemplated by the DSD Agreement and the Participant Contribution Agreements, the Partnership issued to DSD Royalty, LLC and the Participants an aggregate of 1,604,343 Common Units pursuant to the Partnership’s registration statements on Form S-4. After the issuance, 6,395,657 Common Units remain available under the Partnership’s registration statements on Form S-4.

3.	Related Party Transactions

Our general partner owns all of the partnership interests in the operating partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPIs, and provides day-to-day operational and administrative services to us and the general partner. In accordance with our partnership agreement, we reimburse the general partner for certain allocable general and administrative costs, including rent, salaries, employee equity and benefit plans that are not direct expenses. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2018, 2017, and 2016. Additionally, certain reimbursable direct expenses such as professional and regulatory fees and ad valorem and severance taxes, as well as certain general and administrative costs that are related to regulatory matters, are not limited. Significant activity between the Partnership and the operating partnership consists of the following:

	In Thousands
	2018	2017	2016
From/To Operating Partnership
Net Profits Interests Payments Receivable	$5,198	$5,330	$2,225
Net Profits Interests Revenue	$7,447	$8,014	$4,824
General & Administrative Amounts Payable/(Receivable)	$(61)	$9	$(146)
Total General & Administrative Expense	$1,370	$2,663	$2,673

4.	Commitments and Contingencies

Our Partnership and the operating partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Operating Leases - The third amendment to our office lease was executed in April 2017, for a term of 129 months beginning June 1, 2018. The lease is for our office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, and expires in 2029. Under the third amendment to the office lease, monthly rental payments will range from $25,000 - $30,000 and the Partnership received a tenant improvement allowance of $702,000. The Partnership recognizes a deferred rent liability for the rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense. For the tenant improvement allowance, the Partnership will record a deferred rent liability and will amortize the deferred rent over the lease term as a reduction to rent expense once in use.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Rental expense related to the lease, including operating expenses and consumption of electricity, was $345,000, $385,000, and $272,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Minimum rental commitments under the terms of our office lease are as follows:

Years Ended December 31,	Minimum Payments
2019	$254,000
2020	$332,000
2021	$338,000
2022	$344,000
Thereafter	$2,252,000
Total	$3,520,000

5.	Distribution To Holders Of Common Units

Distributions were paid on 30,675,431 units from the first quarter of 2016 through the first quarter of 2017. Beginning with the second quarter of 2017, distributions were paid on 32,279,774 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2019.

6.	New Accounting Pronouncements

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

Based on its current commitments, the Company will be required to recognize a lease asset and lease liability related to its office lease commitment upon adoption of ASC 842. The Company plans to apply certain practical expedients provided in ASC 842 that, among other things, allow entities not to reassess contracts that commenced prior to the adoption of ASC 842 and to carryover the conclusions reached under ASC 840 - Leases. Upon lease commencement, the Company concluded its office lease was an operating lease under ASC 840 and will therefore, recognize a right-to-use asset and an offsetting lease liability related to its office lease upon adoption of ASC 842 in the range of $2.3 million to $2.5 million. The adoption of ASC 842 will not have a material impact on the Company’s statements of income or statements of cash flows. In preparation for the adoption of ASC 842, the Company has implemented internal controls to identify contracts that may contain a lease.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Oil and Natural Gas Reserve and Standardized Measure

The NPIs represent net profits overriding royalty interests in various properties owned by the operating partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 574 counties and parishes in 25 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2018 that would have a material effect on our estimated proved developed reserves.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2018	2017	2016	2018	2017	2016
Estimated quantity, beginning of year	8,311	7,092	5,678	46,921	41,154	49,370
Revisions in previous estimates (1)	1,984	2,352	2,335	3,423	12,269	(1,718)
Production	(1,254)	(1,133)	(921)	(6,114)	(6,502)	(6,498)
Estimated quantity, end of year	9,041	8,311	7,092	44,230	46,921	41,154

(1) Changes in oil reserves for the years ended December 31, 2018, 2017 and 2016, includes upward revisions of 1,984 mmbls, 2,352 mmbls and 2,335 mbbls, respectively, predominately due to ongoing development on our Permian Basin and Bakken properties and well performance exceeding previous projections in various areas.

Changes in natural gas reserves for the years ended December 31, 2018, 2017 and 2016, include upward revisions of 3,423 mmcf in 2018 as a result of increased Permian Basin activity, an upward revision of 12,269 mmcf in 2017 as a result of increased Permian Basin activity and higher gas prices extending economic limits, and a downward revision of 1,718 mmcf in 2016. The downward revision at year-end 2016 was predominately a result of shorter economic limits on producing properties as a result of lower natural gas prices.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2018	2017	2016
Future estimated gross revenues	$534,758	$405,137	$270,209
Future estimated production costs	(29,668)	(23,241)	(15,820)
Future estimated net revenues	505,090	381,896	254,389
10% annual discount for estimated timing of cash flows	(256,826)	(199,750)	(132,864)
Standardized measure of discounted future estimated net cash flows	$248,264	$182,146	$121,525
Sales of oil and natural gas produced, net of production costs	$(56,834)	$(49,504)	$(31,481)
Net changes in prices and production costs	50,337	37,552	(7,604)
Revisions of previous quantity estimates	54,314	63,621	24,043
Accretion of discount	18,214	12,152	13,628
Change in production rate and other	87	(3,200)	(13,345)
Net change in standardized measure of discounted future estimated net cash flows	$66,118	$60,621	$(14,759)
Depletion of oil and natural gas properties (dollars per mcfe)	$0.65	$0.70	$0.70
Property acquisition costs	$-	$22,623	$-
Average oil price per barrel (1)(2)	$56.38	$43.74	$34.60
Average natural gas price per mcf (1)	$2.44	$2.56	$2.00

(1) Includes Royalty and NPI prices combined by volumetric proportions.

(2) Includes oil and natural gas liquids prices combined by volumetric proportions.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Quarterly Data

(Unaudited)

Quarterly financial data for the last two years (in thousands except per unit data) is summarized as follows:

	2018 Quarter Ended				2017 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Total operating revenues	$15,883	$21,123	$13,938	$22,334	$12,727	$12,553	$12,480	$19,531
Net income	$10,963	$16,364	$9,279	$17,301	$8,522	$8,449	$7,224	$14,229
Net income per Unit (basic and diluted)	$0.33	$0.49	$0.27	$0.52	$0.27	$0.26	$0.22	$0.43
Weighted average common units outstanding	32,280	32,280	32,280	32,280	30,675	30,693	32,280	32,280