Form 10-Q
period 2019-03-31
DORCHESTER MINERALS, L.P.
filed 2019-05-02
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50175

DORCHESTER MINERALS, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0551518 (I.R.S. Employer Identification No.)

3838 Oak Lawn Avenue, Suite 300, Dallas, Texas 75219

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (214) 559-0300

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partnership Interest	DMLP	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

As of May 2, 2019, 34,679,774 common units representing limited partnership interests were outstanding.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information.  In this report, the terms “us”, “our”, “we”, and “its” are sometimes used as abbreviated references to the Partnership.

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under Item 1A.  "Risk Factors" in the Partnership’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission and elsewhere in this report.  Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other forward-looking information. Before you invest, you should be aware that the occurrence of any of the events herein described in Item 1A.  "Risk Factors" in the Partnership’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

See attached financial statements on the following pages.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$19,905	$18,285
Trade and other receivables	7,105	6,635
Net profits interests receivable - related party	4,976	5,198
Total current assets	31,986	30,118

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	406,085	363,205
Accumulated full cost depletion	(308,619)	(306,335)
Total	97,466	56,870

Leasehold improvements	989	1,614
Accumulated amortization	(77)	(679)
Total	912	935

Operating lease right-of-use asset	1,823	-

Total assets	$132,187	$87,923

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$2,257	$421
Operating lease liability	301	-
Deferred rent incentive	-	65
Total current liabilities	2,558	486

Operating lease liability	2,417	-
Deferred rent incentive	-	790
Total liabilities	4,975	1,276

Commitments and contingencies (Note 2)

Partnership capital:
General partner	1,709	1,826
Unitholders	125,503	84,821
Total partnership capital	127,212	86,647
Total liabilities and partnership capital	$132,187	$87,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues:
Royalties	$14,579	$13,246
Net profits interests	4,379	2,563
Lease bonus	3	38
Other	70	36

Total operating revenues	19,031	15,883

Costs and expenses:
Operating, including production taxes	1,612	1,256
Depreciation, depletion and amortization	2,307	2,184
General and administrative expenses	1,133	1,480

Total costs and expenses	5,052	4,920

Net income	$13,979	$10,963

Allocation of net income:
General partner	$446	$374

Unitholders	$13,533	$10,589

Net income per common unit (basic and diluted)	$0.42	$0.33
Weighted average basis and diluted common units outstanding (000's)	32,360	32,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(Dollars in Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended March 31, 2018
Balance at January 1, 2018	$1,782	$88,964	$90,746	32,279,774
Net income	374	10,589	10,963
Distributions ($0.386915 per Unit)	(448)	(12,490)	(12,938)
Balance at March 31, 2018	$1,708	$87,063	$88,771	32,279,774

Three Months Ended March 31, 2019
Balance at January 1, 2019	$1,826	$84,821	$86,647	32,279,774
Net income	446	13,533	13,979
Acquisition of assets for units	-	43,824	43,824	2,400,000
Distributions ($0.516572 per Unit)	(563)	(16,675)	(17,238)
Balance at March 31, 2019	$1,709	$125,503	$127,212	34,679,774

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net cash provided by operating activities	$17,689	$14,485

Cash flows provided by investing activities:
Net cash contributed in acquisition	1,169	52
Capital expenditures	-	(34)
Total cash flows provided by investing activities	1,169	18

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(17,238)	(12,938)

Increase in cash and cash equivalents	1,620	1,565

Cash and cash equivalents at beginning of period	18,285	13,827

Cash and cash equivalents at end of period	$19,905	$15,392

Non-cash investing and financing activities:
Fair value of common units issued for acquisition	$43,824	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1     Basis of Presentation: Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003. The unaudited condensed consolidated financial statements include the accounts of Dorchester Minerals, L.P. and its wholly-owned subsidiaries Dorchester Minerals Oklahoma LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, Dorchester-Maecenas GP LLC, and The Buffalo Co., A Limited Partnership.

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this quarterly report on Form 10-Q. Per-unit information is calculated by dividing the income or loss applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s 2018 Annual Report on Form 10-K.

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

Revenue Recognition – Revenues from Royalty properties and NPIs are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices.

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

The Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations. Accordingly, the Partnership has not recorded any contract assets or contract liabilities as of March 31, 2019.

2     Acquisition for Units: On March 29, 2019, pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities, the Partnership acquired (i) a 96.97% net profits interest in certain working interests in various oil and gas properties owned by HHC, (ii) all of the minerals and royalty interests held by HHC, and (iii) all of the minerals and royalty interests held by TBC in exchange for 2,400,000 common units representing limited partnership interests in the Partnership (“Common Units”) valued at $43.8 million and issued pursuant to the Partnership's acquisition shelf registration statements on Form S-4. After the issuance, 3,995,657 units remain available for issuance under such registration statements. The Acquired Entities were accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The unaudited condensed consolidated balance sheet as of March 31, 2019 includes $42.9 million in net property additions. Net proceeds includes $4.3 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

3     Commitments and Contingencies: The Partnership and Dorchester Minerals Operating L.P., a Delaware limited partnership owned directly and indirectly by our general partner, are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on our consolidated financial position, cash flows, or operating results.

4     Distributions to Holders of Common Units: Unitholder cash distributions per common unit are as follows:

	Per Unit Amount
	2019	2018
First quarter	$0.482315	$0.418449
Second quarter		$0.537264
Third quarter		$0.394813
Fourth quarter		$0.516572

Distributions beginning with the first quarter of 2019 were paid on 34,679,774 units and distributions in 2018 were paid on 32,279,774 units. The first quarter 2019 distribution will be paid on May 9, 2019. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the second quarter cash distribution to be paid by August 14, 2019.

5         New Accounting Pronouncements: In February 2016, the Financial Standards Accounting Board (“FASB”) issued a new standard related to leases, Accounting Standards Codification (“ASC”) 842 – Leases (“ASC 842”) to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet, including the recognition of ROU assets and lease liabilities for operating leases. ASC 842 requires certain disclosures to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The Partnership adopted ASC 842 on January 1, 2019, using the modified retrospective transition method as of the adoption date, which did not require the Partnership to adjust comparative periods.

In addition, the Partnership elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allowed the Partnership to carry forward the historical lease classification. The Partnership also elected the land easements practical expedient, which allowed the Partnership to carry forward the accounting treatment for land easements on existing agreements.

Upon lease commencement, the Partnership concluded its office lease was an operating lease and therefore, on January 1, 2019, the Partnership recognized a ROU asset of $1.9 million, excluding lease incentives, and a lease liability of $2.7 million related to its office lease. The difference between the ROU asset and operating lease liability was recorded as an adjustment to deferred rent incentive. The adoption of ASC 842 had no impact on Partnership capital, the consolidated statements of income or the consolidated statements of cash flows. In preparation for the adoption of ASC 842, the Partnership implemented internal controls to identify arrangements that may contain a lease.

6         Leases: The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease. The Partnership determines if an arrangement is a lease at inception.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As the Partnership’s lease does not provide an implicit rate of return and as the Partnership is precluded from incurring any borrowings above a nominal amount under its Partnership agreement, the Partnership used a discount rate commensurate with the incremental borrowing rate of a group of peers based on information available at the adoption date in determining the present value of lease payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of the lease liability of $25,175 is recorded in net cash provided by operating activities on the unaudited condensed consolidated statement of cash flow for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019	CONDENSED CONSOLIDATED INCOME STATEMENTS
	(In Thousands)
Lease Expense
Operating lease expense	$66	General and administrative expenses

As of March 31, 2019

Weighted-Average Remaining Lease Term (months)
Operating lease	119

Weighted-Average Discount Rate
Operating lease	5.0%

Maturities of lease liabilities are as follows:

As of March 31, 2019
(In Thousands)
2019	$229
2020	332
2021	338
2022	344
2023	350
Thereafter	1,902
Total lease payments	3,495
Less amount representing interest	(777)
Total lease obligation	$2,718

item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this quarterly report on Form 10-Q.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty properties. We currently own Royalty properties in 595 counties and parishes in 27 states.

We own six, of which one was acquired on March 29, 2019, net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our general partner. We receive monthly payments equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and reflected in the following month's calculation of net profit.

Each of the five NPIs that had activity during the first quarter of 2019 (including the Minerals NPI, which is our largest NPI) have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a temporary deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of March 31, 2019, the Minerals NPI was in a surplus position and had outstanding capital commitments equaling cash on hand of $8.2 million.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

Results of Operations

Three Months Ended March 31, 2019 as compared to Three Months Ended March 31, 2018

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2019	2018	% Change
Royalty properties natural gas sales (mmcf)	931	916	2%

Royalty properties oil sales (mbbls)	262	190	38%

NPI natural gas sales (mmcf)	623	635	(2)%

NPI oil sales (mbbls)	146	91	60%

Accrual basis weighted average sales price:

Royalty properties natural gas sales ($/mcf)	$2.34	$2.75	(15)%

Royalty properties oil sales ($/bbl)	$47.38	$56.55	(16)%

NPI natural gas sales ($/mcf)	$2.45	$2.61	(6)%

NPI oil sales ($/bbl)	$42.32	$55.36	(24)%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty properties during the first quarter of 2019 compared to the same period of 2018 is primarily a result of increased Permian Basin production.

The increase in oil sales volumes attributable to our NPIs during the first quarter of 2019 versus the same period in 2018 is mainly due to suspense releases for new wells in the Bakken in the first quarter of 2019.

Our first quarter net operating revenues increased 19% from $15.9 million during the first quarter of 2018 to $19.0 million during the same period of 2019. This increase is primarily a result of higher oil sales volumes realized in both our Royalty and NPI revenues, partially offset by lower oil and natural gas prices.

First quarter operating costs, including production taxes, increased 23% from $1.3 million during the first quarter of 2018 to $1.6 million during the same period of 2019. The increase is primarily a result of higher production taxes due to higher oil sales volumes partially offset by lower oil and natural gas prices.

General and administrative expenses decreased 27% from $1.5 million during the first quarter of 2018 to $1.1 million during the same period of 2019. The decrease is primarily a result of office remodel costs incurred in the first quarter of 2018.

Depletion and amortization costs of $2.2 million during the first quarter of 2018 increased 5% to $2.3 million during the same period of 2019. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves.

First quarter net income allocable to common units increased 27% from $10.6 million during the first quarter of 2018 to $13.5 million during the same period of 2019. The increase is mainly due to higher Royalty and NPI income due to higher oil sales volumes, partially offset by lower oil and natural gas prices.

Net cash provided by operating activities increased 22% from $14.5 million during the first quarter of 2018 to $17.7 million during the same period of 2019. The change is mainly driven by higher oil sales volumes, partially offset by lower oil and natural gas prices.

On March 29, 2019, the Partnership acquired producing and nonproducing mineral, royalty and net profits interests pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership ("HHC"), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership ("TBC" and, together with HHC, the "Acquired Entities"), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities (the "Contribution and Exchange Agreement"). The mineral and royalty properties acquired on March 29, 2019, pursuant to the Contribution and Exchange Agreement described above consist of varying undivided interests totaling approximately 76,000 net acres located in 172 counties in 14 states, including positions in the Bakken Trend of North Dakota and interests in multiple enhanced oil recovery units in the Permian Basin. Oil and gas sales volumes attributable to the mineral and royalty properties during 2018 were approximately 88,000 bbls (including liquids) and 160,000 mcf and contributed approximately 88% of the acquired interests’ net operating income in 2018.

The transaction was structured as a non-taxable contribution and exchange. At closing, in addition to conveying mineral, royalty and net profits interests to the Partnership, the Acquired Entities delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2019 through March 29, 2019 of $1.2 million. The contributing entities conveyed their interests to the Partnership and affiliates of its general partner in exchange for 2,400,000 common limited partnership units.

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

Cash receipts attributable to our Royalty properties during the first quarter of 2019 totaled $15.0 million. These receipts generally reflect oil sales during December 2018 through February 2019 and natural gas sales during November 2018 through January 2019. The weighted average indicated prices for oil and natural gas sales received during the first quarter of 2019 attributable to the Royalty properties were $44.89/bbl and $2.83/mcf, respectively.

Cash receipts attributable to our NPIs during the first quarter of 2019 totaled $4.6 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during November 2018 through January 2019. The weighted average indicated prices for oil and natural gas sales received during the first quarter of 2019 attributable to our NPIs were $45.37/bbl and $3.00/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with our partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because most of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 4 to the unaudited Condensed Consolidated Financial Statements included in Item 1 of the quarterly report on Form 10-Q for the amounts and dates of cash distributions to unitholders.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $19.9 million at March 31, 2019 and $18.3 million at December 31, 2018.

Critical Accounting Policies

As of March 31, 2019, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2018 Annual Report on Form 10-K, except for ASU No. 2016-02, Leases (Topic 842), as amended, which the Partnership adopted on January 1, 2019.

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

Changes in Internal Controls

There were no changes in our internal controls (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

The Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Item 6.          Exhibits

Number	Description
2.1	Contribution and Exchange Agreement, dated March 29, 2019 (incorporated by reference to Exhibit 2.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on April 3, 2019)

3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 2, 2019		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 2, 2019		Chief Financial Officer