Form 10-Q
period 2019-06-30
DORCHESTER MINERALS, L.P.
filed 2019-08-01
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of August 1, 2019, 34,679,774 common units representing limited partnership interests were outstanding.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information.  In this report, the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to the Partnership.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$20,824	$18,285
Trade and other receivables	7,408	6,635
Net profits interests receivable - related party	4,303	5,198
Total current assets	32,535	30,118

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	405,730	363,205
Accumulated full cost depletion	(312,526)	(306,335)
Total	93,204	56,870

Leasehold improvements	989	1,614
Accumulated amortization	(100)	(679)
Total	889	935

Operating lease right-of-use asset	1,759	-

Total assets	$128,387	$87,923

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$2,214	$421
Operating lease liability	305	-
Deferred rent incentive	-	65
Total current liabilities	2,519	486

Operating lease liability	2,339	-
Deferred rent incentive	-	790
Total liabilities	4,858	1,276

Commitments and contingencies (Note 3)

Partnership capital:
General partner	1,611	1,826
Unitholders	121,918	84,821
Total partnership capital	123,529	86,647
Total liabilities and partnership capital	$128,387	$87,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net operating revenues:
Royalties	$15,975	$13,941	$30,554	$27,187
Net profits interests	3,885	2,996	8,264	5,559
Lease bonus	419	4,125	422	4,163
Other	321	61	391	97

Total net operating revenues	20,600	21,123	39,631	37,006

Costs and expenses:
Operating, including production taxes	1,789	1,316	3,401	2,572
Depreciation, depletion and amortization	3,930	2,284	6,237	4,468
General and administrative expenses	1,285	1,159	2,418	2,639

Total costs and expenses	7,004	4,759	12,056	9,679

Net income	$13,596	$16,364	$27,575	$27,327

Allocation of net income:
General partner	$455	$576	$901	$950

Unitholders	$13,141	$15,788	$26,674	$26,377

Net income per common unit (basic and diluted)	$0.38	$0.49	$0.80	$0.82
Weighted average basic and diluted common units outstanding	34,680	32,280	33,480	32,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(Dollars in Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended June 30, 2018
Balance at April 1, 2018	$1,708	$87,063	$88,771	32,279,774
Net income	576	15,788	16,364
Distributions ($0.418449 per Unit)	(445)	(13,507)	(13,952)
Balance at June 30, 2018	$1,839	$89,344	$91,183	32,279,774

Three Months Ended June 30, 2019
Balance at April 1, 2019	$1,709	$125,503	$127,212	34,679,774
Net income	455	13,141	13,596
Distributions ($0.482315 per Unit)	(553)	(16,726)	(17,279)
Balance at June 30, 2019	$1,611	$121,918	$123,529	34,679,774

	General Partner	Unitholders	Total	Unitholder Units
Six Months Ended June 30, 2018
Balance at January 1, 2018	$1,782	$88,964	$90,746	32,279,774
Net income	950	26,377	27,327
Distributions ($0.805364 per Unit)	(893)	(25,997)	(26,890)
Balance at June 30, 2018	$1,839	$89,344	$91,183	32,279,774

Six Months Ended June 30, 2019
Balance at January 1, 2019	$1,826	$84,821	$86,647	32,279,774
Net income	901	26,674	27,575
Acquisition of assets for units	-	43,824	43,824	2,400,000
Distributions ($0.998887 per Unit)	(1,116)	(33,401)	(34,517)
Balance at June 30, 2019	$1,611	$121,918	$123,529	34,679,774

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$35,300	$32,737

Cash flows provided by (used in) investing activities:
Cash contributed (used) in acquisitions	1,406	(25)
Capital expenditures	-	(41)
Proceeds from the sale of oil and natural gas properties	350	-
Total cash flows provided by (used in) investing activities	1,756	(66)

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(34,517)	(26,890)

Increase in cash and cash equivalents	2,539	5,781

Cash and cash equivalents at beginning of period	18,285	13,827

Cash and cash equivalents at end of period	$20,824	$19,608

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions	$43,824	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1      Basis of Presentation: Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003. The unaudited condensed consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries Dorchester Minerals Oklahoma LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, Dorchester-Maecenas GP LLC, and The Buffalo Co., A Limited Partnership.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from Royalty properties (which are interests in oil and natural gas leases that give the Partnership the right to receive a portion of the production from the leased acreage, without bearing the costs of such production) and net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) operated by non-affiliated entities are particularly subjective due to our inability to gain accurate and timely information. Therefore, actual results could differ from those estimates.

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

The Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations. Accordingly, the Partnership has not recorded any contract assets or contract liabilities as of June 30, 2019.

2     Acquisition for Units: On March 29, 2019, pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities, the Partnership acquired (i) a 96.97% net profits interest in certain working interests in various oil and gas properties owned by HHC, (ii) all of the minerals and royalty interests held by HHC, and (iii) all of the minerals and royalty interests held by TBC in exchange for 2,400,000 common units representing limited partnership interests in the Partnership (“Common Units”) valued at $43.8 million and issued pursuant to the Partnership's acquisition shelf registration statements on Form S-4. After the issuance, 3,995,657 units remained available for issuance under our registration statements. The Partnership subsequently filed an acquisition shelf registration statement on Form S-4 that became effective June 6, 2019. 10,000,000 units remain available for issuance under the Partnership's registration statements. The Acquired Entities were accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The unaudited condensed consolidated balance sheet as of June 30, 2019 includes $42.9 million in net property additions. Net property additions includes $4.3 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

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

4     Distributions to Holders of Common Units: Unitholder cash distributions per common unit are as follows:

	Per Unit Amount
	2019	2018
First quarter	$0.482315	$0.418449
Second quarter	$0.515016	$0.537264
Third quarter		$0.394813
Fourth quarter		$0.516572

Distributions beginning with the first quarter of 2019 were paid on 34,679,774 units and distributions in 2018 were paid on 32,279,774 units. The second quarter 2019 distribution will be paid on August 8, 2019. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the third quarter cash distribution to be paid by November 14, 2019.

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

The Partnership determines if an arrangement is a lease at inception. Upon lease commencement, the Partnership concluded its office lease was an operating lease and therefore, on January 1, 2019, the Partnership recognized a ROU asset of $1.9 million, excluding lease incentives, and a lease liability of $2.7 million related to its office lease. The difference between the ROU asset and operating lease liability was recorded as an adjustment to deferred rent incentive. The adoption of ASC 842 had no impact on Partnership capital, the consolidated statements of income or the consolidated statements of cash flows. In preparation for the adoption of ASC 842, the Partnership implemented internal controls to identify arrangements that may contain a lease.

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

	Three Months Ended	Six Months Ended	CONDENSED CONSOLIDATED
	June 30, 2019	June 30, 2019	INCOME STATEMENTS
	(In Thousands)	(In Thousands)
Lease Expense
Operating lease expense	$66	$132	General and administrative expenses

Six Months Ended
June 30, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$101

As of
June 30, 2019

Weighted-Average Remaining Lease Term (months)
Operating lease	116

Weighted-Average Discount Rate
Operating lease	5%

Maturities of lease liabilities are as follows:

As of
June 30, 2019
(In Thousands)
2019	$153
2020	332
2021	338
2022	344
2023	350
Thereafter	1,903
Total lease payments	3,420
Less amount representing interest	(776)
Total lease obligation	$2,644

item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this quarterly report on Form 10-Q.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty properties. We currently own Royalty properties in 594 counties and parishes in 27 states.

We own six net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”), one of which was acquired on March 29, 2019 in connection with the Huffman Acquisition discussed below, in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our general partner. We receive monthly payments equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interests, no payment is made and any deficit is accumulated and reflected in the following month's calculation of net profit.

Each of the six NPIs (including the Minerals NPI, which is our largest NPI) have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of June 30, 2019, the Minerals NPI was in a surplus position and had outstanding capital commitments equaling cash on hand of $7.8 million.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

Results of Operations

Huffman Acquisition

On March 29, 2019, the Partnership acquired (the “Huffman Acquisition”) producing and nonproducing mineral, royalty and net profits interests pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and, together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities (the “Contribution and Exchange Agreement”). The mineral and royalty properties acquired pursuant to the Contribution and Exchange Agreement consisted of varying undivided interests totaling approximately 76,000 net acres located in 169 counties in 14 states, including positions in the Bakken Trend of North Dakota and interests in multiple enhanced oil recovery units in the Permian Basin. At closing, in addition to conveying mineral, royalty and net profits interests to the Partnership, the Acquired Entities delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2019 through March 29, 2019 of $1.2 million. The contributing entities conveyed their interests to the Partnership and affiliates of its general partner in exchange for 2,400,000 common limited partnership units. The net income and cash flows from the properties acquired and cash funds delivered in the Huffman Acquisition are included in the results of operations for the three and six months ended June 30, 2019.

Three and Six Months Ended June 30, 2019 as compared to Three and Six Months Ended June 30, 2018

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Accrual basis sales volumes:	2019	2018	% Change	2019	2018	% Change
Royalty properties natural gas sales (mmcf)	1,215	902	35%	2,146	1,818	18%

Royalty properties oil sales (mbbls)	274	212	29%	536	402	33%

NPI natural gas sales (mmcf)	721	626	15%	1,344	1,261	7%

NPI oil sales (mbbls)	121	100	21%	267	191	40%

Accrual basis weighted average sales price:
Royalty properties natural gas sales ($/mcf)	$1.79	$2.20	(19%)	$2.03	$2.48	(18%)

Royalty properties oil sales ($/bbl)	$50.22	$56.30	(11%)	$48.83	$56.42	(13%)

NPI natural gas sales ($/mcf)	$2.02	$1.98	2%	$2.22	$2.30	(3%)

NPI oil sales ($/bbl)	$48.44	$57.23	(15%)	$45.10	$56.33	(20%)

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty properties during the second quarter and first six months of 2019 compared to the same periods of 2018 is primarily a result of increased Permian Basin production. The increase in natural gas sales volumes attributable to our Royalty properties during the second quarter and first six months of 2019 compared to the same periods of 2018 is primarily a result of increased production in the Permian Basin partially offset by decreased production in the Barnett Shale.

The increase in oil sales volumes attributable to our NPIs during the second quarter and first six months of 2019 compared to the same periods of 2018 is primarily a result of suspense releases for new wells and increased production in the Bakken. The increase in natural gas volumes attributable to our NPIs during the second quarter and first six months of 2019 compared to the same periods of 2018 is primarily a result of suspense releases for new wells and increased production in the Bakken partially offset by decreased production in the Fayetteville Shale.

Our lease bonus revenue for the second quarter and first six months of 2019 compared to the same periods of 2018 decreased 90% from $4.1 million to $0.4 million and 90% from $4.2 million to $0.4 million, respectively. The decreases in both periods are primarily a result of a transaction in the first quarter of 2018 assigning a non-producing leasehold interest recorded as lease bonus revenue as the Partnership retained an overriding royalty interest.

Our second quarter net operating revenues decreased 2% from $21.1 million during 2018 to $20.6 million during the same period of 2019. This decrease in net operating revenues is primarily due to lower lease bonus, partially offset by higher Royalty and NPI revenues. Our first six months net operating revenues increased 7% from $37.0 million during 2018 to $39.6 million during the same period of 2019. This increase is primarily a result of higher Royalty and NPI revenues, partially offset by lower lease bonus revenues.

Second quarter operating costs, including production taxes, increased 38% from $1.3 million in 2018 to $1.8 million in 2019. Our first six months operating costs increased 31% from $2.6 million during 2018 to $3.4 million during the same period of 2019. The increases in both periods are primarily a result of higher production taxes and marketing costs due to higher oil and natural gas sales volumes, partially offset by lower oil and natural gas prices.

General and administrative expenses remained consistent during the second quarter and first six months of 2019 compared to the same periods of 2018.

Depletion and amortization costs of $2.3 million during the second quarter of 2018 increased 70% to $3.9 million during the same period of 2019. Depletion and amortization costs of $4.5 million during the first six months of 2018 increased 38% compared to $6.2 million during the same period of 2019. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions.

Second quarter net income allocable to common units decreased 17% from $15.8 million during 2018 to $13.1 million during the same period of 2019. This decrease in net income allocable to common units is primary due to lower lease bonus and higher operating costs and expenses, partially offset by higher Royalty and NPI revenue. Net income allocable to common units remained consistent during the first six months of 2019 compared to the same period of 2018.

Net cash provided by operating activities increased 8% from $32.7 million during the first six months of 2018 to $35.3 million during the same period of 2019. The change is mainly driven by higher oil and natural gas sales volumes, partially offset by lower oil and natural gas prices. Net cash provided by investing activities increased $1.8 million mainly due to the cash contributed resulting from the acquisition of properties in the first quarter of 2019.

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

Cash receipts attributable to our Royalty properties during the second quarter of 2019 totaled approximately $15.1 million. These receipts generally reflect oil sales during March 2019 through May 2019 and natural gas sales during February 2019 through April 2019. The weighted average indicated prices for oil and natural gas sales received during the second quarter of 2019 attributable to the Royalty properties were $51.61/bbl and $1.98/mcf, respectively.

Cash receipts attributable to our NPIs during the second quarter of 2019 totaled approximately $4.6 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during February 2019 through April 2019. The weighted average indicated prices for oil and natural gas sales received during the second quarter of 2019 attributable to our NPIs were $45.54/bbl and $2.46/mcf, respectively.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $20.8 million at June 30, 2019 and $18.3 million at December 31, 2018.

Critical Accounting Policies

As of June 30, 2019, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2018 Annual Report on Form 10-K, except for ASU No. 2016-02, Leases (Topic 842), as amended, which the Partnership adopted on January 1, 2019.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

The Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

ITEM 2.          ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 – April 30, 2019	-		N/A	-	107,492	(1)
May 1, 2019 – May 31, 2019	-		N/A	-	107,492	(1)
June 1, 2019 – June 30, 2019	16,167	(2)	$18.49	16,167	91,325	(1)
Total	16,167	(2)	$18.49	16,167	91,325	(1)

(1)

The number of common units that the Operating Partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2019, the maximum number of common units that could be granted under the Equity Incentive Program is 107,492 common units.

(2)

Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on May 14, 2019 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

Item 6.          Exhibits

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.2

Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’ Annual Report on Form 10-K filed for the year ended December 31, 2002)

3.3

Amendment No. 1 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on December 22, 2017)

3.4

Amendment No. 2 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018)

3.5

Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.6

Amended and Restated Limited Partnership Agreement of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 1, 2019		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 1, 2019		Chief Financial Officer