Form 10-Q
period 2019-09-30
DORCHESTER MINERALS, L.P.
filed 2019-10-31
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, 34,679,774 common units representing limited partnership interests were outstanding.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$21,916	$18,285
Trade and other receivables	6,323	6,635
Net profits interests receivable - related party	3,664	5,198
Total current assets	31,903	30,118

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	405,641	363,205
Accumulated full cost depletion	(316,131)	(306,335)
Total	89,510	56,870

Leasehold improvements	989	1,614
Accumulated amortization	(123)	(679)
Total	866	935

Operating lease right-of-use asset	1,695	-

Total assets	$123,974	$87,923

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$3,461	$421
Operating lease liability	309	-
Deferred rent incentive	-	65
Total current liabilities	3,770	486

Operating lease liability	2,261	-
Deferred rent incentive	-	790
Total liabilities	6,031	1,276

Commitments and contingencies (Note 3)

Partnership capital:
General partner	1,482	1,826
Unitholders	116,461	84,821
Total partnership capital	117,943	86,647
Total liabilities and partnership capital	$123,974	$87,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands except Income per Unit)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net operating revenues:
Royalties	$14,075	$12,889	$44,629	$40,076
Net profits interests	2,259	430	10,523	5,989
Lease bonus	3,147	306	3,569	4,469
Other	88	313	479	410

Total net operating revenues	19,569	13,938	59,200	50,944

Costs and expenses:
Operating, including production taxes	1,380	1,396	4,781	3,968
Depreciation, depletion and amortization	3,628	2,396	9,865	6,864
General and administrative expenses	1,694	867	4,112	3,506

Total costs and expenses	6,702	4,659	18,758	14,338

Net income	$12,867	$9,279	$40,442	$36,606

Allocation of net income:
General partner	$463	$361	$1,364	$1,311

Unitholders	$12,404	$8,918	$39,078	$35,295

Net income per common unit (basic and diluted)	$0.35	$0.27	$1.15	$1.09
Weighted average basic and diluted common units outstanding	34,680	32,280	33,960	32,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(Dollars in Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended September 30, 2018
Balance at July 1, 2018	$1,839	$89,344	$91,183	32,279,774
Net income	361	8,918	9,279
Distributions ($0.537264 per Unit)	(510)	(17,343)	(17,853)
Balance at September 30, 2018	$1,690	$80,919	$82,609	32,279,774

Three Months Ended September 30, 2019
Balance at July 1, 2019	$1,611	$121,918	$123,529	34,679,774
Net income	463	12,404	12,867
Distributions ($0.515016 per Unit)	(592)	(17,861)	(18,453)
Balance at September 30, 2019	$1,482	$116,461	$117,943	34,679,774

	General Partner	Unitholders	Total	Unitholder Units
Nine Months Ended September 30, 2018
Balance at January 1, 2018	$1,782	$88,964	$90,746	32,279,774
Net income	1,311	35,295	36,606
Distributions ($1.342628 per Unit)	(1,403)	(43,340)	(44,743)
Balance at September 30, 2018	$1,690	$80,919	$82,609	32,279,774

Nine Months Ended September 30, 2019
Balance at January 1, 2019	$1,826	$84,821	$86,647	32,279,774
Net income	1,364	39,078	40,442
Acquisition of assets for units	-	43,824	43,824	2,400,000
Distributions ($1.513903 per Unit)	(1,708)	(51,262)	(52,970)
Balance at September 30, 2019	$1,482	$116,461	$117,943	34,679,774

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$54,756	$46,685

Cash flows provided by (used in) investing activities:
Cash contributed (used) in acquisitions	1,406	(25)
Capital expenditures	-	(41)
Proceeds from the sale of oil and natural gas properties	439	-
Total cash flows provided by (used in) investing activities	1,845	(66)

Cash flows used in financing activities:
Distributions paid to general partner and unitholders	(52,970)	(44,743)

Increase in cash and cash equivalents	3,631	1,876

Cash and cash equivalents at beginning of period	18,285	13,827

Cash and cash equivalents at end of period	$21,916	$15,703

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions	$43,824	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1      Basis of Presentation: Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that was formed in December 2001, and commenced operations on January 31, 2003. The unaudited condensed consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries Dorchester Minerals Oklahoma LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, Dorchester-Maecenas GP LLC, The Buffalo Co., A Limited Partnership, and DMLPTBC GP LLC.

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

2     Acquisition for Units: On March 29, 2019, pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities, the Partnership acquired (i) a 96.97% net profits interest in certain working interests in various oil and gas properties owned by HHC, (ii) all of the minerals and royalty interests held by HHC, and (iii) all of the minerals and royalty interests held by TBC in exchange for 2,400,000 common units representing limited partnership interests in the Partnership (“Common Units”) valued at $43.8 million and issued pursuant to the Partnership's acquisition shelf registration statements on Form S-4. The Acquired Entities were accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The unaudited condensed consolidated balance sheet as of September 30, 2019 includes $42.9 million in net property additions. Net property additions includes $4.3 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

The Partnership subsequently filed an acquisition shelf registration statement on Form S-4 that became effective June 6, 2019 and a shelf registration statement on Form S-3 that became effective August 21, 2019. 20,000,000 units remain available for issuance under the Partnership's registration statements.

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

4     Distributions to Holders of Common Units: Unitholder cash distributions per common unit are as follows:

	Per Unit Amount
	2019	2018
First quarter	$0.482315	$0.418449
Second quarter	$0.515016	$0.537264
Third quarter	$0.499055	$0.394813
Fourth quarter		$0.516572

Distributions beginning with the first quarter of 2019 were paid on 34,679,774 units and distributions in 2018 were paid on 32,279,774 units. The third quarter 2019 distribution will be paid on November 7, 2019. Fourth quarter distributions shown above are paid in the first calendar quarter of the following year. Our partnership agreement requires the fourth quarter cash distribution to be paid by February 14, 2020.

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019	CONDENSED CONSOLIDATED INCOME STATEMENTS
	(In Thousands)	(In Thousands)
Lease Expense
Operating lease expense	$66	$198	General and administrative expenses

Nine Months Ended
September 30, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$177

As of
September 30, 2019

Weighted-Average Remaining Lease Term (months)
Operating lease	113

Weighted-Average Discount Rate
Operating lease	5%

Maturities of lease liabilities are as follows:

As of
September 30, 2019
(In Thousands)
2019	$77
2020	332
2021	338
2022	344
2023	350
Thereafter	1,903
Total lease payments	3,344
Less amount representing interest	(774)
Total lease obligation	$2,570

item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

From a cash perspective, as of September 30, 2019, the Minerals NPI was in a surplus position and had outstanding capital commitments equaling cash on hand of $6.3 million.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

Results of Operations

Huffman Acquisition

On March 29, 2019, the Partnership acquired (the “Huffman Acquisition”) producing and nonproducing mineral, royalty and net profits interests pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and, together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities (the “Contribution and Exchange Agreement”). The mineral and royalty properties acquired pursuant to the Contribution and Exchange Agreement consisted of varying undivided interests totaling approximately 76,000 net acres located in 169 counties in 14 states, including positions in the Bakken Trend of North Dakota and interests in multiple enhanced oil recovery units in the Permian Basin. In addition to conveying mineral, royalty and net profits interests to the Partnership, the Acquired Entities delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2019 through March 29, 2019 of $1.4 million (including adjustments made post-closing). The contributing entities conveyed their interests to the Partnership and affiliates of its general partner in exchange for 2,400,000 common limited partnership units. The net income from the properties acquired and cash funds delivered in the Huffman Acquisition are included in the results of operations for the three and nine months ended September 30, 2019.

Three and Nine Months Ended September 30, 2019 as compared to Three and Nine Months Ended September 30, 2018

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Accrual basis sales volumes:	2019	2018	% Change	2019	2018	% Change
Royalty properties natural gas sales (mmcf)	913	767	19%	3,059	2,585	18%

Royalty properties oil sales (mbbls)	260	206	26%	796	608	31%

NPI natural gas sales (mmcf)	719	702	2%	2,063	1,963	5%

NPI oil sales (mbbls)	123	148	(17%)	390	339	15%

Accrual basis weighted average sales price:
Royalty properties natural gas sales ($/mcf)	$1.28	$2.26	(43%)	$1.81	$2.41	(25%)

Royalty properties oil sales ($/bbl)	$48.85	$54.23	(10%)	$48.84	$55.68	(12%)

NPI natural gas sales ($/mcf)	$1.21	$2.24	(46%)	$1.87	$2.28	(18%)

NPI oil sales ($/bbl)	$47.87	$56.83	(16%)	$45.97	$56.55	(19%)

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty properties during the third quarter and first nine months of 2019 compared to the same periods of 2018 is primarily a result of increased Permian Basin and Bakken production. The increase in natural gas sales volumes attributable to our Royalty properties during the third quarter and first nine months of 2019 compared to the same periods of 2018 is primarily a result of increased production in the Permian Basin, Bakken, and East Texas, partially offset by decreased production in the Barnett Shale and Mid-Continent.

The decrease in oil sales volumes attributable to our NPIs during the third quarter of 2019 compared to the same period of 2018 is primarily a result of a lower number of new wells in the Bakken and Permian during the third quarter of 2019 versus the third quarter of 2018. The increase in oil sales volumes attributable to our NPIs during the first nine months of 2019 compared to the same period of 2018 is primarily a result of suspense releases for new wells and increased production in the Bakken. The increase in natural gas volumes attributable to our NPIs during the third quarter and first nine months of 2019 compared to the same periods of 2018 is primarily a result of suspense releases for new wells and increased production in the Bakken, partially offset by decreased production in the Fayetteville Shale.

Our third quarter lease bonus revenue increased 933% from $0.3 million during 2018 to $3.1 million during the same period of 2019. The increase is primarily attributable to receipt of lease bonuses from multiple leases consummated in various Texas counties during the third quarter of 2019. Our first nine months lease bonus revenue decreased 20% from $4.5 million during 2018 to $3.6 million during the same period of 2019. The decrease resulted from a transaction in the second quarter of 2018 assigning a non-producing leasehold interest recorded as lease bonus revenue as the Partnership retained an overriding royalty interest, partially offset by lease bonuses consummated during the third quarter of 2019.

Our third quarter net operating revenues increased 41% from $13.9 million during 2018 to $19.6 million during the same period of 2019. The increase is primarily due to higher Royalty, NPI, and lease bonus revenue. Net operating revenue for the first nine months increased 16% from $50.9 million during 2018 to $59.2 million during the same period of 2019. The increase is primarily a result of higher Royalty and NPI revenue, partially offset by lower lease bonus revenue.

Operating costs, including production taxes, remained consistent during the third quarter of 2019 compared to the same period of 2018. Operating costs, including production taxes, for the first nine months increased 20% from $4.0 million during 2018 to $4.8 million during the same period of 2019. The increase is primarily a result of higher production taxes and marketing costs due to higher oil and natural gas sales volumes, partially offset by lower oil and natural gas prices.

General and administrative expenses for the third quarter and first nine months of 2019 compared to the same periods of 2018 increased 89% from $0.9 million to $1.7 million and 17% from $3.5 million to $4.1 million, respectively. The increase is primarily a result of higher information technology project costs and payroll expense versus prior year.

Depreciation, depletion and amortization costs of $2.4 million during the third quarter of 2018 increased 50% to $3.6 million during the same period of 2019. Depreciation, depletion and amortization costs of $6.9 million during the first nine months of 2018 increased 43% compared to $9.9 million during the same period of 2019. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions.

Third quarter net income allocable to common units increased 39% from $8.9 million during 2018 to $12.4 million during the same period of 2019. The increase is primarily due to higher Royalty, NPI, and lease bonus revenue, partially offset by higher general and administrative expenses and depreciation, depletion and amortization costs. Net income allocable to common units increased 11% from $35.3 million during the first nine months of 2018 to $39.1 million during the same period of 2019. The increase is primarily due to higher Royalty and NPI revenue, partially offset by lower lease bonus revenue and higher general and administrative expenses and depreciation, depletion and amortization costs.

Net cash provided by operating activities increased 17% from $46.7 million during the first nine months of 2018 to $54.8 million during the same period of 2019. The change is primarily driven by higher oil and natural gas sales volumes, partially offset by lower oil and natural gas prices. Net cash provided by investing activities increased $1.9 million primarily due to the cash contributed resulting from the acquisition of properties in the first quarter of 2019.

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

Cash receipts attributable to our Royalty properties during the third quarter of 2019 totaled $13.4 million. These receipts generally reflect oil sales during June 2019 through August 2019 and natural gas sales during May 2019 through July 2019. The weighted average indicated prices for oil and natural gas sales received during the third quarter of 2019 attributable to the Royalty properties were $48.73/bbl and $1.61/mcf, respectively.

Cash receipts attributable to our NPIs during the third quarter of 2019 totaled approximately $2.9 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during May 2019 through July 2019. The weighted average indicated prices for oil and natural gas sales received during the third quarter of 2019 attributable to our NPIs were $49.31/bbl and $1.62/mcf, respectively.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $21.9 million at September 30, 2019 and $18.3 million at December 31, 2018.

Critical Accounting Policies

As of September 30, 2019, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2018 Annual Report on Form 10-K, except for ASU No. 2016-02, Leases (Topic 842), as amended, which the Partnership adopted on January 1, 2019.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

The Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

ITEM 2.          ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 – July 31, 2019	-		N/A	-	91,325	(1)
August 1, 2019 – August 31, 2019	16,416	(2)	$18.18	16,416	74,909	(1)
September 1, 2019 – September 30, 2019	-		N/A	-	74,909	(1)
Total	16,416	(2)	$18.18	16,416	74,909	(1)

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: October 31, 2019		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: October 31, 2019		Chief Financial Officer