Form 10-K
period 2019-12-31
DORCHESTER MINERALS, L.P.
filed 2020-02-27
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2019 or
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $578,807,742 as of the last business day of the registrant’s most recently completed second fiscal quarter, based on $18.31 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 27, 2020: 34,679,774

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2020 Annual Meeting of Unitholders to be held on May 13, 2020, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2019.

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

On March 29, 2019, pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities, the Partnership acquired (the “Huffman Acquisition”) (i) a 96.97% net profits interest in certain working interests in various oil and gas properties owned by HHC, (ii) all of the minerals and royalty interests held by HHC, and (iii) all of the minerals and royalty interests held by TBC in exchange for 2,400,000 common units representing limited partnership interests in the Partnership (“Common Units”) valued at $43.8 million and issued pursuant to the Partnership's acquisition shelf registration statements on Form S-4. The mineral and royalty properties acquired consist of varying undivided interests totaling approximately 76,000 net acres located in 169 counties in 14 states.

Our business may be described as the acquisition, ownership and administration of Royalty Properties and NPIs. The NPIs represent net profits overriding royalty interests burdening various properties owned by the Operating Partnership. We receive monthly payments equaling 96.97% of the net profits realized by the Operating Partnership from these properties in the preceding month. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 592 counties and parishes in 27 states (“Royalty Properties”).

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our General Partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 40% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have effective registration statements registering an aggregate of 20,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. During 2019, the Partnership issued 2,400,000 common units in connection with a transaction effectuated by the Contribution and Exchange Agreement dated March 29, 2019. The Partnership filed an acquisition shelf registration statement on Form S-4 that became effective June 6, 2019 and a shelf registration statement on Form S-3 that became effective August 21, 2019. At present, 20,000,000 units remain available under the Partnership’s registration statements.

Regulation

Many aspects of the production, pricing and marketing of oil and natural gas are regulated by federal and state agencies. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, which frequently increases the regulatory burden on affected members of the industry.

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

The Operating Partnership sells its Oklahoma Hugoton field natural gas production to DCP Midstream, LP, a gas processor and purchaser under a processing and purchase agreement. The agreement is automatically renewed annually unless cancelled by either party. We believe that the loss of DCP Midstream, LP would cause a temporary interruption until we contract with alternative purchasers in the area.

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

Employees

As of February 27, 2020, the Operating Partnership had 28 full-time employees in our Dallas, Texas corporate office and 6 full-time employees in field locations.

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

Neither we nor the Operating Partnership are fully insured against certain risks, either because such insurance is not available or because of high premium costs. Operations that affect the properties are subject to all of the risks normally incident to the oil and natural gas business, including blowouts, cratering, explosions, and pollution and other environmental damage, any of which could result in substantial decreases in the cash flow from our royalty interests and other interests due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Any uninsured costs relating to the properties underlying the NPIs will be deducted as a production cost in calculating the net proceeds payable to us.

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

Cyber incidents or attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations, and if we are unable to obtain and maintain adequate protection of our data, our business may be adversely impacted.

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and gas industry depends on digital technologies in exploration, development, production, and processing activities. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Our technologies, systems, networks, and those of the operators of our properties, vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business activities. In addition, certain cyber incidents, such as surveillance, may remain undetected for some period of time. While we utilize various procedures and controls to mitigate exposure to such risk, cyber incidents and attacks are evolving and unpredictable. Our information technology systems and any insurance coverage for protecting against cybersecurity risks may not be sufficient. As cyber security threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. It is possible that our business, finances, systems and assets could be compromised in a cyber attack.

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state statutes impose strict liability, and under certain circumstances, joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The term “hazardous substance” is specifically defined to exclude petroleum, including crude oil and any fraction thereof, natural gas and natural gas liquids. Despite this exclusion, certain materials that are commonly used in connection with oil and gas operations are considered to be hazardous substances under CERCLA. Responsible persons include the current or former owner or operator of the site where the release occurred, and anyone who disposed of or arranged for the disposal of a hazardous substance released at the site, regardless of whether the disposal of hazardous substances was lawful at the time of the disposal. Under CERCLA, such persons may be subject to strict, joint and several liabilities for the costs of investigating releases of hazardous substances, cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The operators of our properties may be responsible under CERCLA for all or part of these costs. Although we are not an operator, our ownership of royalty interests could cause us to be responsible for all or part of such costs to the extent that CERCLA imposes such responsibilities on such parties as “owners.”

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

The Federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements, such as emissions controls. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or use specific equipment or technologies to control emissions. The U.S. Environmental Protection Agency (“EPA”) continues to develop stringent regulations governing emissions of toxic air pollutants from oil and gas facilities. Specifically, on August 16, 2012, the EPA issued final regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for the oil and natural gas source category known as “NSPS Subpart OOOO,” “NESHAP HH,” and “NESHAP HHH.” These regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically fractured wells and other equipment. Under the regulations, since January 1, 2015 owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use reduced emissions (“green”) completion technology to recover natural gas that formerly would have been flared or vented. On May 12, 2016, the EPA issued a suite of new final regulations, known as “NSPS Subpart OOOOa,” designed to limit methane and VOC emissions. Among other things, these new rules apply green completion requirements to newly fractured and refractured oil wells. And rulemaking concerning regulation of emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the requirements under NSPS Subpart OOOOa, including reducing the required frequency of fugitive emissions monitoring at well sites and compressor stations. As recently as August 2019, EPA has proposed modifications to the NSPS Subpart OOOO and OOOOa rules—for example, proposing to remove sources in the transmission and storage segment of the oil and natural gas industry from regulation under NSPS Subparts OOOO and OOOOa and to rescind methane requirements for all production and processing sources in the oil and natural gas industry or, alternatively, rescind all methane requirements under the rules without removing any sources from the oil and natural gas source category. Accordingly, the ultimate scope of these regulations remains uncertain, and obtaining permits and complying with these requirements has the potential to increase costs of production and delay the development of our properties.

In November 2016, the Bureau of Land Management (“BLM”) published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on federal and Indian lands. Some provisions of the venting and flaring rule went into effect on January 17, 2017. The BLM subsequently announced that it was postponing until January 17, 2019, the implementation of other aspects of the venting and flaring rule, which were originally scheduled to come into effect on January 1, 2018. Then, in February 2018, the BLM issued a proposed rule which would rescind, modify, and retain portions of the November 2016 rule. And in September 2018, the BLM announced a final rule that revises the 2016 rule, which was immediately followed by litigation challenging the agency’s actions. In March 2015, the BLM released its new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. The U.S. District Court of Wyoming temporarily stayed implementation of this rule in June 2016, but the U.S. Court of Appeals for the Tenth Circuit later lifted the lower court’s stay on the basis that the BLM had proposed to rescind the rule in June 2017. In December 2017, the BLM repealed the 2015 regulations, and environmental organizations and the State of California sued the BLM and the Secretary of the U.S. Department of the Interior over the repeal. A hearing on cross-motions for summary judgment in the case was held in the District Court for the Northern District of California in January 2020. Each of these regulations, to the extent that they are reinstated or modified, may result in additional levels of regulation or complexity that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers (“USACOE”). In May 2015, EPA and the USACOE jointly announced a final rule defining the “Waters of the United States” (“WOTUS”), that are protected under the Clean Water Act. The rule, which would have made additional waters expressly WOTUS and, therefore, subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation, was stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. On February 1, 2018, EPA officially delayed implementation of the 2015 rule until early 2020, and in July 2018, the EPA proposed repeal of the 2015 WOTUS rule. Later that year, EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin EPA’s February 2018 delay rule. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019, reinstating the pre-2015 standards. Litigation of the repeal quickly ensued. Meanwhile, in December 2018, the EPA and the USACOE issued a proposed rule to revise the definition of “Waters of the United States.” The rule was finalized in January 2020, and will become effective 60 days after publication in the Federal Register. The rule narrows the definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to traditional navigable waters. The rule is expected to be heavily litigated, which could delay its implementation. Regardless, compliance with the Clean Water Act may restrict the location of certain facilities, require the mitigation of impacted wetlands, increase the cost of capital expenditures, and may result in permitting delays.

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

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Clean Water Act if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Oral arguments were presented to the Supreme Court in November 2019, and the Court is expected to rule sometime in 2020. EPA has also brought attention to the reach of the Clean Water Act’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the Clean Water Act permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the Clean Water Act should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. But should the Supreme Court rule that Clean Water Act permitting be required for saltwater injections wells, the costs of permitting and compliance for the Royalty Properties and the working interests and other properties underlying our NPIs could increase.

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

Operations of the Royalty Properties and the working interests and other properties underlying our NPIs may be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes and their implementing regulations. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the CAA and similar state statutes may require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Royalty Properties and the working interests and other properties underlying our NPIs. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of extremely hazardous substances and to minimize the consequences of such releases should they occur.

The potential adoption of federal and state hydraulic fracturing legislation or executive orders could delay or restrict development of our oil and natural gas properties.

The Energy Policy Act of 2005 exempts hydraulic fracturing from federal regulation under the SDWA, provided that diesel fuel is not used in the fracturing process. In each session of Congress since 2009, legislation has been introduced that would have repealed this exemption. If similar legislation were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements. Such federal legislation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing.

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment by contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA required the agency to adopt regulations to restrict GHG emissions under the CAA. In 2010, the EPA issued a final rule “tailoring” its New Source Review permitting and Federal Operating Permit programs to apply to facilities with certain thresholds of GHG emissions. This “Tailoring Rule” was challenged in court, and on June 23, 2014, the United States Supreme Court struck down the Tailoring Rule in Utility Air Regulatory Group v. Environmental Protection Agency. In its decision, the Court held that the EPA may not impose permitting requirements on facilities based solely on their emissions of GHGs. But, the Court also held that the EPA may regulate GHG emissions if a facility is otherwise subject to permitting based on the emissions of conventional, non-GHG pollutants. Thus, any new facilities or major modifications to existing facilities that exceed the federal New Source Review emission thresholds for conventional pollutants may be required to use “best available control technology” and energy efficiency measures to minimize GHG emissions. In December 2010, the EPA enacted final regulations on mandatory reporting of GHGs. Those regulations required owners or operators of facilities that contain petroleum and natural gas systems and emit 25,000 metric tons or more of GHGs per year (expressed as carbon dioxide equivalent or CO2E) to annually report carbon dioxide, methane and nitrous oxide emissions, beginning in September 2012. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. A change in our business or a change in current law (including administrative guidance relating to the recently enacted Tax Cuts and Jobs Act (the "Tax Act")) could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

Additionally, on January 19, 2017, the IRS and the U.S. Department of the Treasury publicly released the text of final regulations (the “Final Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Internal Revenue Code, which provide that income earned from a royalty interest is qualifying income. On January 24, 2017, the Final Regulations were published in the Federal Register. Under current law, we believe that our royalty income is qualifying income for purposes of Section 7704(d)(1)(E) of the Internal Revenue Code. If the Final Regulations remain effective in their current form, we believe we will continue to be able to meet the qualifying income requirement under the new rules. However, there are no assurances that the Final Regulations will not be revised to take a position that is contrary to our interpretation of the current law.

While the Tax Act does not negatively impact the Final Regulations or the qualifying income exception, the Tax Act made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the tax rate on an individual or other non-corporate unitholder’s allocable share of taxable income. The Tax Act is complex, and, while some proposed administrative guidance and finalized administrative guidance has been released, there is still forthcoming administrative guidance. Unitholders should consult their tax advisor regarding the Tax Act and its effect on an investment in our common units.

Any modification to the federal income tax laws and interpretations thereof (including administrative guidance relating to the Tax Act) may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for federal income tax purposes or otherwise adversely affect us. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

Pursuant to the Tax Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from distributions to the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until final regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. The Department of Treasury and the IRS have released proposed regulations that, if issued in final form, would end the suspension on withholding on certain dispositions of interest in publicly traded partnerships by the transferee, and if such disposition was effected through a broker, would require the broker to withhold on such dispositions. Accordingly, while these new withholding requirements do not currently apply to interests in us, such requirements could apply in the future.

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

The amount of taxable income realized by a unitholder will be dependent upon a number of factors including: (i) the amount of taxable income recognized by us; (ii) the amount of any gain recognized by us that is attributable to specific asset sales that may be wholly or partially attributable to Built-in Gain and the resulting allocation of such gain to a unitholder, depending on the asset being sold; (iii) the amount of basis adjustment pursuant to the Internal Revenue Code available to a unitholder based on the purchase price for any common units and the amount by which such price was greater or less than a unitholder’s proportionate share of inside tax basis of our assets attributable to the common units when the common units were purchased; and (iv) the method of depletion available to a unitholder. Therefore, it is not possible for us to predict the ratio of the amount of taxable income that will be allocated to a unitholder to the amount of cash that will be distributed to a unitholder. Unitholders will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on their share of taxable income, whether or not they receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We generally will have the ability to shift any such tax liability (including any applicable penalties and interest) to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the economic burden resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

Disclosure Regarding Forward-Looking Statements

Statements included in this report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue," or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our corporate office in Dallas consists of 11,847 square feet of leased office space. The Operating Partnership owns a field office in Hooker, Oklahoma.

Properties

We own two categories of properties: Royalty Properties and Net Profits Interests (“NPIs”).

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests in properties located in 592 counties and parishes in 27 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third-party subscription services. Consequently, the exact number of wells producing from or drilling on the Royalty Properties at a given point in time is not determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth, as of December 31, 2019, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased.

	Mineral	Royalty	Overriding Royalty	Leasehold
Number of States	27	18	18	8
Number of Counties/Parishes	505	194	142	33
Gross Acres	2,795,000	631,000	210,000	32,000
Net Acres (where applicable)	452,000	-	-	-

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

The following table sets forth, as of December 31, 2019, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	105,000	8,000	Missouri	<500	< 500
Arkansas	49,000	16,000	Montana	366,000	81,000
California	1,000	< 500	Nebraska	3,000	< 500
Colorado	24,000	1,000	New Mexico	47,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	455,000	82,000
Idaho	17,000	2,000	Oklahoma	273,000	19,000
Illinois	5,000	1,000	Oregon	6,000	1,000
Indiana	< 500	< 500	Pennsylvania	10,000	6,000
Kansas	14,000	2,000	South Dakota	55,000	11,000
Kentucky	2,000	1,000	Texas	1,821,000	157,000
Louisiana	133,000	3,000	Utah	6,000	< 500
Michigan	54,000	3,000	Wyoming	23,000	1,000
Mississippi	81,000	9,000

Leasing Activity

We received $3.6 million during 2019 attributable to lease bonus on 27 leases or extension of existing leases and 1 pooling election in lands located in 14 counties in five states. These leases reflected bonus payments ranging up to $25,000/acre and initial royalty terms ranging up to 25%. The following table sets forth a summary of leases and pooling elections consummated during 2018 and 2019.

	2019	2018
Number	28	36
Number of States	5	6
Number of Counties/Parishes	14	21
Average Royalty	24.5%	24.7%
Average Bonus, $/acre(1)	$3,158	$692
Total Lease Bonus(2)	$3.6 million	$1.7 million

(1)	Based on net acreage weighted average.
(2)	Lease Bonus excludes proceeds from assignments of leasehold.

Payments received for gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our accompanying consolidated financial statements in other operating revenues.

Net Profits Interests

We own net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our General Partner. We refer to Dorchester Minerals Operating LP as the “Operating Partnership” or “DMOLP.” We receive monthly payments from each of the six NPIs equaling 96.97% of the total net profits realized by the Operating Partnership from these properties in the preceding month. In the event costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made, and any deficit is accumulated and carried over and reflected in the following month's calculation of net profit. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

As of December 31, 2019, the Minerals NPI, our largest NPI, was in a surplus position and had outstanding capital commitments in the Bakken region equaling cash on hand of $5.1 million.

Acreage Summary

The following tables set forth, as of December 31, 2019, information concerning properties owned by the Operating Partnership and subject to the NPIs. Acreage amounts listed under “Leasehold” reflect gross acres leased by the Operating Partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the Operating Partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The Operating Partnership's interest in these properties may be unleased, leased by others or a combination thereof. In addition to amounts listed below, the Operating Partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold
Number of States	12	6	9
Number of Counties/Parishes	61	23	63
Gross Acres	50,000	-	201,000
Net Acres	6,000	-	83,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	12,000	1,000	158,000	79,000	170,000	80,000
Arkansas	1,000	<500	8,000	1,000	9,000	1,000
North Dakota	4,000	1,000	<500	<500	4,000	1,000
All Others	33,000	3,000	35,000	2,000	68,000	5,000

The leasehold acreage in Arkansas listed above includes all of the acreage in the Fayetteville Shale properties in which the Operating Partnership participates as a working interest owner.

Productive Well Summary

The following table sets forth, as of December 31, 2019, the approximate combined number of producing wells on the properties subject to the NPIs. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by our working interest in those wells.

	Productive Wells/Units(1)
	Gross	Net
Oklahoma	305	128
All others	989	39
Total	1,294	167

(1)	Large, multi-well units which are forecasted in aggregate are included as one gross well.

Drilling Activity

The following table sets forth first payments received for new wells completed on our Royalty Properties and NPI Properties during 2019. The majority of the activity was concentrated in the Permian Basin and Bakken region.  Included in the table below are wells in which we own both a royalty interest and a net profits interest.  Wells with such overlapping interests are counted in both categories.

	Royalty Properties	Net Profits Interests
Number	359	99
Number of States	7	2
Number of Counties/Parishes	37	10

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the Operating Partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The below table reflects the Partnership's proved developed producing reserves at December 31, 2019. The reserves are based on the reports of two independent petroleum engineering consulting firms: Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. Calhoun Blair & Associates is registered with the Engineering Board of the State of Texas and has been engaged in the business of oil and natural gas property evaluation since 1998. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by Calhoun, Blair & Associates and LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

The Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. The Partnership’s Chief Operating Officer (“COO”) gathers production information and provides such information to our two independent petroleum engineering consulting firms who extrapolate from such information estimates of the reserves attributable to the Royalty Properties and NPIs based on their expertise in the oil and natural gas fields where the Royalty Properties and NPIs are situated, as well as publicly available information. Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the COO. Our COO has a bachelor’s degree in Petroleum Engineering from the University of Alberta and has worked in the upstream oil and natural gas business in various capacities since 1996. The COO reports directly to the Chief Executive Officer (“CEO”). Our CEO ensures compliance with SEC guidance. Our CEO received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1984 and has been a Registered Professional Engineer in Texas since 1988.

Summary of Oil and Gas Reserves as of Fiscal Year-End
All Proved Developed Producing and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)
2019	7,799	30,990	1,839	14,870	9,638	45,860
2018	6,981	24,327	2,060	19,903	9,041	44,230
2017	6,688	24,327	1,623	22,594	8,311	46,921

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the Operating Partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Oil reserves include volumes attributable to natural gas liquids.

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

A significant field is defined as more than 15% of total proved developed reserves. The Hugoton Field reflected in the Net Profits Interests above is the only significant field for at least one of the three years listed. Hugoton Field net sales volumes are listed below:

	Net Sales Volumes by Significant Field
	Oil(1) (mbbls)	Gas (mmcf)
2019	43	1,494
2018	57	1,542
2017	47	1,388

(1)	Oil net sales volumes include volumes attributable to natural gas liquids.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the NASDAQ Global Select Market under the ticker symbol “DMLP”.

As of December 31, 2019, there were 12,230 common unitholders.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
(October 1, 2019 – October 31, 2019)	13,400 (2)	17.87	13,400	61,509 (1)
(November 1, 2019 – November 30, 2019)	540 (2)	17.84	540	60,969 (1)
(December 1, 2019 – December 31, 2019)	14,067 (3)	17.33	14,067	60,969 (1)
Total	28,007	17.60	28,007	60,969 (1)
(1)	The number of common units that the Operating Partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2019, the maximum number of common units that could be purchased under the Equity Incentive Program was 107,492 common units.
(2)

Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on May 14, 2019 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

(3)	Common units withheld from grants of common units made pursuant to the Equity Incentive Program to pay withholding taxes payable by the grantee upon such grants.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2019 Overview

Our results during 2019 were mainly affected by industrywide decreases in realized oil and natural gas prices, offset by increases in sales volumes from continued drilling activity in the Permian Basin and Bakken. Significant results include the following:

●	Net income of $52.8 million;

●	Distributions of $68.6 million to our limited partners;

●

Acquisition of mineral and royalty properties consisting of varying undivided interests totaling approximately 76,000 net acres located in 169 counties in 14 states, including positions in the Bakken and interest in multiple enhanced oil recovery units in the Permian Basin, in exchange for 2,400,000 common units representing limited partnership interests in the Partnership (“Common Units”) valued at $43.8 million and issued pursuant to the Partnership's acquisition shelf registration statements on Form S-4;

●

First payments on 359 new wells completed on our Royalty Properties and 99 new wells completed on our NPI Properties. The wells were located in 40 counties and parishes in seven states with the majority of the activity concentrated in the Permian Basin and Bakken. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories;

●	Total lease bonus of $3.8 million includes consummation of 28 leases and pooling elections of our mineral interest in undeveloped properties located in 14 counties in five states.

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

Results of Operations

Normally, our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the NPI calculation. Our portion of oil and natural gas sales volumes and average sales prices are shown in the following table.

	Years Ended December 31,
	2019	2018	Change %
Accrual basis sales volumes:
Royalty Properties natural gas sales (mmcf)	3,944	3,561	11%
Royalty Properties oil sales (mbbls)	1,055	847	25%
NPI natural gas sales (mmcf)	2,832	2,581	10%
NPI oil sales (mbbls)	540	443	22%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$1.78	$2.54	(30)%
Royalty Properties oil sales ($/bbl)	$49.04	$54.15	(9)%
NPI natural gas sales ($/mcf)	$1.84	$2.46	(25)%
NPI oil sales ($/bbl)	$46.85	$54.84	(15)%

Comparison of the years ended December 31, 2019 and 2018

The increase in oil sales volumes attributable to our Royalty Properties during 2019 is primarily a result of increased Permian Basin and Bakken production. The increase in natural gas sales volumes attributable to our Royalty Properties during 2019 is primarily a result of increased production in the Permian Basin, Bakken, and East Texas, partially offset by decreased production in the Fayetteville Shale, Barnett Shale, and Mid-Continent.

The increase in oil sales volumes attributable to our NPI properties during 2019 is primarily a result of higher suspense releases for new wells in the Bakken and increased production in the Bakken, Permian Basin, and Mid-Continent, partially offset by lower suspense releases for new wells in the Permian Basin versus the prior year. The increase in natural gas sales volumes attributable to our NPI properties during 2019 is primarily a result of increased production in the Bakken, Permian Basin, and Mid-Continent, partially offset by decreased production in the Fayetteville Shale and Hugoton Field and lower suspense releases for new wells in the Permian Basin.

Lease bonus revenue decreased 59% from $9.3 million in 2018 to $3.8 million in 2019. The decrease is primarily a result of higher prior year leasing activity in the Permian Basin and assignments of leasehold interest where we retain an interest when compared to 2019 leasing activity.

Other revenue decreased 69% from $1.6 million in 2018 to $0.5 million in 2019. The decrease is primarily a result of higher prior year legal settlements on our Royalty Properties.

Production taxes and operating expenses increased 20% from $5.5 million in 2018 to $6.6 million in 2019. The increase is primarily a result of higher oil and natural gas sales volumes, partially offset by lower oil and natural gas prices.

Depreciation, depletion and amortization increased 49% from $8.9 million in 2018 to $13.3 million in 2019. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions.

General and administrative expenses increased 24% from $4.9 million in 2018 to $6.1 million in 2019. The increase is primarily a result of higher information technology project costs, professional fees, and payroll expense.

Net cash provided by operating activities increased 6% from $62.5 million in 2018 to $66.1 million in 2019. The increase is primarily a result of higher oil and natural gas sales volumes, partially offset by lower oil and natural gas prices, lower lease bonus and other revenue, and higher expenses.

Huffman Acquisition

On March 29, 2019, the Partnership acquired producing and nonproducing mineral, royalty and net profits interests in the Huffman Acquisition. The mineral and royalty properties acquired consisted of varying undivided interests totaling approximately 76,000 net acres located in 169 counties in 14 states, including positions in the Bakken Trend of North Dakota and interests in multiple enhanced oil recovery units in the Permian Basin. In addition to conveying mineral, royalty and net profits interests to the Partnership, the Acquired Entities delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2019 through March 29, 2019 of $1.4 million (including adjustments made post-closing). The contributing entities conveyed their interests to the Partnership and affiliates of its General Partner in exchange for 2,400,000 common limited partnership units. The net income from the properties acquired in the Huffman Acquisition are included in the results of operations for the year ended December 31, 2019.

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

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty Properties. Our only cash requirements are the distributions to our unitholders, the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with our partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because certain expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See below for the dates of cash distributions to unitholders.

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

Pursuant to the terms of our partnership agreement, we cannot incur indebtedness, other than trade payables, (i) in excess of $50,000 in the aggregate at any given time or (ii) which would constitute “acquisition indebtedness” (as defined in Section 514 of the Internal Revenue Code).

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

Liquidity and Working Capital

Cash and cash equivalents were $15.3 million as of December 31, 2019 and $18.3 million as of December 31, 2018.

Distributions

Distributions to limited partners and the General Partner related to cash receipts were as follows:

					In Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2018	4th	January 28, 2019	February 7, 2019	$0.516572	$16,675	$563
2019	1st	April 29, 2019	May 9, 2019	0.482315	16,726	553
2019	2nd	July 29, 2019	August 8, 2019	0.515016	17,861	592
2019	3rd	October 28, 2019	November 7, 2019	0.499055	17,307	623
	Total distributions paid in 2019				$68,569	$2,331
2020	4th	February 3, 2020	February 13, 2020	$0.361242	$12,528	$425

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interests

We receive monthly payments from the Operating Partnership equal to 96.97% of the net proceeds actually realized by the Operating Partnership from the properties underlying the Net Profits Interests (or “NPIs”). The Operating Partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The Operating Partnership made NPI payments to us totaling $16.8 million during October 2018 through September 2019, which payments reflected 96.97% of total net proceeds of $17.3 million realized from September 2018 through August 2019. Net proceeds realized by the Operating Partnership during September through November 2019 were reflected in NPI payments made during October through December 2019. These payments were included in the fourth quarter distribution paid in early 2020 and are excluded from this 2019 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during October 2018 through September 2019 were $54.1 million, of which $51.9 million (96%) was distributed to the limited partners and $2.2 million (4%) was distributed to the General Partner. Proceeds received by us from the Royalty Properties during October through December 2019 became part of the fourth quarter distribution paid in early 2020, which is excluded from this 2019 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2018 through September 2019 demonstrates the method:

	In Thousands
	Limited Partners	General Partner
4% of net cash receipts from Royalty Properties	$-	$2,162
96% of net cash receipts from Royalty Properties	51,894	-
1% of NPI payments to our Partnership	-	169
99% of NPI payments to our Partnership	16,675	-
Total distributions	$68,569	$2,331
Operating Partnership share (3.03% of net proceeds)		526
Total General Partner share		$2,857
% of total	96%	4%

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

During the period October 2018 through September 2019, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Available cash means all cash and cash equivalents on hand at the end of that quarter (other than cash proceeds received by the Partnership from public or private offering of securities of the Partnership), less any amount of cash reserves that our General Partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable laws or agreements or obligations to which we may be subject. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes and professional services). These amounts generally are not held for periods over one year.

Fourth Quarter 2019 Distribution Indicated Price

In an effort to provide information concerning prices of oil and natural gas sales that correspond to our quarterly distributions, management calculates the average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable. This “indicated price” does not necessarily reflect the contractual terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between the Partnership's cash receipts and the timing of the production of oil and natural gas may be described generally, actual cash receipts may be materially impacted by purchasers’ release of suspended funds and by prior period adjustments.

Cash receipts attributable to the Partnership's Royalty Properties during the 2019 fourth quarter totaled $12.3 million. These receipts generally reflect oil sales during September through November 2019 and natural gas sales during August through October 2019. The average indicated prices for oil and natural gas sales during the 2019 fourth quarter attributable to the Royalty Properties were $47.33/bbl and $1.64/mcf, respectively.

Cash receipts attributable to the Partnership's NPIs during the 2019 fourth quarter totaled $3.1 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPIs during August through October 2019. The average indicated prices for oil and natural gas sales during the 2019 fourth quarter attributable to the NPIs were $47.36/bbl and $1.37/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our General Partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2019, the reimbursement amounts actually paid or accrued were less than the limitation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are set forth herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2019. The independent registered public accounting firm of Grant Thornton LLP, as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	See the Index to Consolidated Financial Statements on page F-1.
(2)	No schedules are required.
(3)	The exhibits required by Item 601 of Regulation S-K are as follows:

Number	Description
2.1

Contribution and Exchange Agreement, dated March 29, 2019, by and among Dorchester Minerals, L.P., H. Huffman & Co., A Limited Partnership, The Buffalo Co., A Limited Partnership, Huffman Oil Co., L.L.C., and the Contributors set forth on the signature pages hereto (incorporated by reference to Exhibit 2.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on April 3, 2019)

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

3.16	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
4.1*	Description of the Registrant’s Securities
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

"Lease bonus" means the initial cash payment made to a lessor by a lessee in consideration for the execution and conveyance of the lease and includes proceeds from assignments of leasehold interests where the Partnership retains an interest.

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

“Pooling election” means the statutory combination of interests which affords owners the right to choose between participating in the drilling of a well or accepting royalty payments.

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

“Suspense release” means revenues that have been held by a purchaser or lessee, often attributable to multiple months of production.

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

Date: February 27, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 27, 2020	H.C. Allen, Jr. Manager Date: February 27, 2020

/s/ James E. Raley	/s/ Allen D. Lassiter
James E. Raley Vice Chairman and Manager Date: February 27, 2020	Allen D. Lassiter Manager Date: February 27, 2020

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: February 27, 2020	C. W. Russell Manager Date: February 27, 2020

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 27, 2020	Robert C. Vaughn Manager Date: February 27, 2020

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2019, and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.

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

Dallas, TX

February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in partnership capital, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2020 expressed an unqualified opinion.

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

Dallas, Texas

February 27, 2020

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31,

(In Thousands)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$15,339	$18,285
Trade and other receivables	7,061	6,635
Net profits interests receivable—related party	5,882	5,198
Total current assets	28,282	30,118

Oil and natural gas properties (full cost method)	405,670	363,205
Accumulated full cost depletion	(319,544)	(306,335)
Total	86,126	56,870

Leasehold improvements	989	1,614
Accumulated amortization	(146)	(679)
Total	843	935

Operating lease right-of-use asset	1,632	-
Total assets	$116,883	$87,923

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$2,052	$421
Operating lease liability	310	-
Deferred rent incentive	-	65
Total current liabilities	2,362	486

Operating lease liability	2,185	-
Deferred rent incentive	-	790
Total liabilities	4,547	1,276

Commitments and contingencies (Note 4)
Partnership capital:
General Partner	1,228	1,826
Unitholders	111,108	84,821
Total partnership capital	112,336	86,647

Total liabilities and partnership capital	$116,883	$87,923

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31,
(In Thousands, except per unit amounts)

	2019	2018
Operating revenues:
Royalties	$58,759	$54,898
Net profits interests	15,753	7,447
Lease bonus	3,756	9,298
Other	531	1,635
Total operating revenues	78,799	73,278

Costs and expenses
Production taxes	3,043	2,749
Operating expenses	3,604	2,762
Depreciation, depletion and amortization	13,301	8,947
General and administrative expenses	6,086	4,913
Total costs and expenses	26,034	19,371
Net income	$52,765	$53,907

Allocation of net income:
General Partner	$1,733	$1,966
Unitholders	$51,032	$51,941
Net income per common unit (basic and diluted)	$1.50	$1.61
Weighted average basic and diluted common units outstanding	34,126	32,280

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31,

(In Thousands)

	2019	2018
Cash flows from operating activities:
Net income	$52,765	$53,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,301	8,947
Amortization of operating lease right-of-use asset	256	-
Amortization of deferred rent incentive	-	(38)
Changes in operating assets and liabilities:
Trade and other receivables	395	(437)
Net profits interests receivable—related party	(684)	132
Accounts payable and other current liabilities	324	(178)
Operating lease liability	(248)	-
Deferred rent incentive	-	191
Net cash provided by operating activities	66,109	62,524

Cash flows provided by (used in) investing activities:
Net cash contributed (used) in acquisitions	1,406	(19)
Capital expenditures	-	(41)
Proceeds from the sale of oil and natural gas properties	439	-
Total cash flows provided by (used in) investing activities	1,845	(60)

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(70,900)	(58,006)
(Decrease) increase in cash and cash equivalents	(2,946)	4,458
Cash and cash equivalents at beginning of year	18,285	13,827
Cash and cash equivalents at end of year	$15,339	$18,285

Non-cash investing and financing activities:
Fair value of common units issued for acquisition	$43,824	$-

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31,

(In Thousands)

	General Partner	Unitholders	Total	Unitholder Units
2018
Balance at January 1, 2018	$1,782	$88,964	$90,746	32,279,774
Net income	1,966	51,941	53,907
Distributions ($1.737441 per Unit)	(1,922)	(56,084)	(58,006)
Balance at December 31, 2018	$1,826	$84,821	$86,647	32,279,774
2019
Net income	1,733	51,032	52,765
Acquisition of assets for units	-	43,824	43,824	2,400,000
Distributions ($2.012958 per Unit)	(2,331)	(68,569)	(70,900)
Balance at December 31, 2019	$1,228	$111,108	$112,336	34,679,774

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

1.	General and Summary of Significant Accounting Policies

Nature of Operations — In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and nonproducing natural gas and crude oil royalty, net profits, and leasehold interests in 592 counties and 27 states. We are a publicly traded Delaware limited partnership that was formed in December 2001 and commenced operations on January 31, 2003.

Basis of Presentation — The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Basic and Diluted Earnings Per Unit — Per-unit information is calculated by dividing the net income applicable to holders of our Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, accordingly, basic and dilutive net income per unit do not differ.

Principles of Consolidation — The consolidated financial statements include the accounts of Dorchester Minerals, L.P., Dorchester Minerals Oklahoma, LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, Dorchester-Maecenas GP LLC, The Buffalo Co., A Limited Partnership, and DMLPTBC GP LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our General Partner.” Our General Partner owns all of the partnership interests in Dorchester Minerals Operating LP, the Operating Partnership. See Note 3 —Related Party Transactions. The General Partner is allocated 4% and 1% of our Royalty Properties’ net revenues and Net Profits Interest proceeds received by the Operating Partnership, respectively.

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

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties as of December 31, 2019, including nonproducing royalty, mineral, and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years ended December 31, 2019 and 2018.

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

Leasehold Improvements — Leasehold improvements are amortized over the shorter of their estimated useful lives or the related life of the lease.

Leases — The Partnership determines if an arrangement is a lease at inception. The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The operating lease is included in operating lease right-of-use (“ROU”) asset and operating lease liability in our consolidated balance sheets. Operating lease expense is included in general and administrative expenses in the consolidated income statements.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As the Partnership’s lease does not provide an implicit rate of return and as the Partnership is precluded from incurring any borrowings above a nominal amount under its partnership agreement, the Partnership used a discount rate commensurate with the incremental borrowing rate of a group of peers based on information available at the application date in determining the present value of lease payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Asset Retirement Obligations — Based on the nature of our property ownership, we have no material obligations to record.

Revenue Recognition — The pricing of oil and natural gas sales from the Royalty Properties and NPIs is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties and NPIs.

Revenues from Royalty Properties and NPIs are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices. Identified differences between our accrued revenue estimates and actual revenue received historically have not been significant.

The Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations. The Partnership’s right to revenues from Royalty Properties and NPIs occurs at the time of production, at which point, payment is unconditional, and no remaining performance obligation exists for the Partnership. Accordingly, the Partnership’s revenue contracts for Royalty Properties and NPIs do not generate contract assets or liabilities.

Revenues from lease bonus payments are recorded upon receipt. The lease bonus is separate from the lease itself and is recognized as revenue to the Partnership upon receipt of payment. The Partnership generates lease bonus revenue by leasing its mineral interests to exploration and production companies and includes proceeds from assignments of leasehold interests where the Partnership retains an interest. A lease agreement represents the Partnership’s contract with a lessee and generally transfers the rights to develop oil or natural gas, grants the Partnership a right to a specified royalty interest, and requires that drilling and completion operations commence within a specified time period. Upon signing a lease agreement, no further performance obligation exists for the Partnership, and therefore, no contract assets or contract liabilities are generated.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

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

Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax applies to corporations and limited liability companies, general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, joint ventures, and certain other business entities having limited liability protection.

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

On March 29, 2019, pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities, the Partnership acquired (i) a 96.97% net profits interest in certain working interests in various oil and gas properties owned by HHC, (ii) all of the minerals and royalty interests held by HHC, and (iii) all of the minerals and royalty interests held by TBC in exchange for 2,400,000 common units representing limited partnership interests in the Partnership (“Common Units”) valued at $43.8 million and issued pursuant to the Partnership's acquisition shelf registration statements on Form S-4. The acquisition was complimentary to our business. The Acquired Entities were accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The consolidated balance sheet as of December 31, 2019 includes $42.9 million in net property additions. Net property additions includes $4.3 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

The Partnership subsequently filed an acquisition shelf registration statement on Form S-4 that became effective June 6, 2019 and a shelf registration statement on Form S-3 that became effective August 21, 2019. 20,000,000 units remain available for issuance under the Partnership's registration statements.

3.	Related Party Transactions

Our General Partner owns all of the partnership interests in the Operating Partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPIs, and provides day-to-day operational and administrative services to us and the General Partner. In accordance with our partnership agreement, we reimburse the General Partner for certain allocable general and administrative costs, including rent, salaries, and employee equity and benefit plans that are not direct expenses. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2019 and 2018. Additionally, certain reimbursable direct expenses such as professional and regulatory fees, as well as certain general and administrative costs that are related to regulatory matters, are not limited. Significant activity between the Partnership and the Operating Partnership consists of the following:

	In Thousands
	2019	2018
Net profits interests receivable	$5,882	$5,198
Net profits interests revenue	$15,753	$7,447
General and administrative amounts payable/(receivable)	$894	$(61)
Total general and administrative expenses	$2,188	$1,370

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

4.	Commitments and Contingencies

Our Partnership and the Operating Partnership are involved in other legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

5.	Distribution To Holders Of Common Units

During 2018, distributions were paid on 32,279,774 units. Beginning with the first quarter of 2019, distributions were paid on 34,679,774 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2020.

6.	Leases

In February 2016, the Financial Standards Accounting Board (“FASB”) issued a new standard related to leases, Accounting Standards Codification (“ASC”) 842 – Leases (“ASC 842”) to increase transparency and comparability among organizations by requiring the recognition ROU assets and lease liabilities on the balance sheet, including the recognition of ROU assets and lease liabilities for operating leases. ASC 842 requires certain disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. At lease commencement, the Partnership concluded the Office Lease was an operating lease. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000 and the Partnership received lease incentives of $0.7 million. Prior to the adoption of ASC 842, the Partnership had recognized a deferred rent incentive for the rent escalations, net of the lease incentives, to be recorded as lease expense on a straight-line basis over the lease term.

On January 1, 2019, the application date of ASC 842, the Partnership recognized a ROU asset of $1.9 million, excluding the remaining balance of lease incentives, and a lease liability of $2.7 million related to the Office Lease. The difference between the ROU asset and the operating lease liability was recorded as an adjustment to the deferred rent incentive on the consolidated balance sheet. The adoption of ASC 842 had no impact on Partnership capital, the consolidated statements of income, or the consolidated statement of cash flows. In preparation for the adoption of ASC 842, the Partnership implemented internal controls to identify arrangements that may contain a lease.

Lease expense under ASC 842 for the year ended December 31, 2019 and under the prior accounting guidance for the year ended December 31, 2018 is as follows:

	In Thousands
	2019	2018
Operating lease expense	$262	$345

Supplemental cash flow information related to leases was as follows:

In Thousands
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$254

ROU asset obtained in exchange for operating lease liability	$1,888

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

2019
Weighted-Average Remaining Lease Term (months)
Operating lease	110

Weighted-Average Discount Rate
Operating lease	5%

Maturities of lease liabilities are as follows:

In Thousands
2019
2020	$332
2021	338
2022	344
2023	350
2024	356
Thereafter	1,547
Total lease payments	3,267
Less amount representing interest	(772)
Total lease obligation	$2,495

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Oil and Natural Gas Reserve and Standardized Measure

The NPIs represent net profits overriding royalty interests in various properties owned by the Operating Partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 592 counties and parishes in 27 states. Amounts set forth herein attributable to the NPIs reflect our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2019 that would have a material effect on our estimated proved developed reserves.

In accordance with U.S. GAAP and Securities and Exchange Commission rules and regulations, the following information is presented with regard to the Royalty Properties and NPIs oil and natural gas reserves, all of which are proved, developed, and located in the United States. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves. The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures are petroleum engineers’ reserve studies which contain imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Changes in production costs may result in significant revisions to previous estimates of proved reserves and their future value. Therefore, the standardized measure is not necessarily a best estimate of the fair value of oil and natural gas properties or of future net cash flows.

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves. The Standardized Measure of Discounted Future Net Cash Flows reflects adjustments for such fuel, shrinkage, and pipeline loss.

	Oil (mbbls)			Natural Gas (mmcf)
	2019	2018	2017	2019	2018	2017
Estimated quantity, beginning of year	9,041	8,311	7,092	44,230	46,921	41,154
Revisions in previous estimates (1)	1,394	2,020	2,352	6,466	3,451	12,269
Purchase of minerals in place (2)	788	-	-	1,933	-	-
Production	(1,585)	(1,290)	(1,133)	(6,769)	(6,142)	(6,502)
Estimated quantity, end of year	9,638	9,041	8,311	45,860	44,230	46,921

(1) Changes in oil reserves for the years ended December 31, 2019, 2018 and 2017, include upward revisions of 1,394 mbbls, 2,020 mbbls and 2,352 mbbls, respectively, predominately due to ongoing development on our Permian Basin and Bakken properties and well performance exceeding previous projections in various areas.

Changes in natural gas reserves for the years ended December 31, 2019, 2018 and 2017, include an upward revision of 6,466 mmcf in 2019 as a result of increased Permian Basin and East Texas activity, partially offset by decreased activity in Hugoton Field, an upward revision of 3,451 mmcf in 2018 as a result of increased Permian Basin activity, and an upward revision of 12,269 mmcf in 2017 as a result of increased Permian Basin activity and higher gas prices extending economic limits.

(2) On March 29, 2019, pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities, the Partnership acquired (i) a 96.97% net profits interest in certain working interests in various oil and gas properties owned by HHC, (ii) all of the minerals and royalty interests held by HHC, and (iii) all of the minerals and royalty interests held by TBC.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2019	2018	2017
Future estimated gross revenues	$452,992	$534,758	$405,137
Future estimated production costs	(25,542)	(29,668)	(23,241)
Future estimated net revenues	427,450	505,090	381,896
10% annual discount for estimated timing of cash flows	(218,616)	(256,826)	(199,750)
Standardized measure of discounted future estimated net cash flows	$208,834	$248,264	$182,146
Sales of oil and natural gas produced, net of production costs	$(67,865)	$(56,834)	$(49,504)
Net changes in prices and production costs	(51,526)	49,476	37,552
Net change due to purchase of minerals in place	17,843	-	-
Revisions of previous quantity estimates	49,492	55,647	63,621
Accretion of discount	24,826	18,214	12,152
Change in production rate and other	(12,200)	(385)	(3,200)
Net change in standardized measure of discounted future estimated net cash flows	$(39,430)	$66,118	$60,621
Depletion of oil and natural gas properties (dollars per mcfe)	$0.81	$0.65	$0.70
Property acquisition costs	$42,904	$-	$22,623
Average oil price per barrel (1)(2)	$44.38	$56.38	$43.74
Average natural gas price per mcf (1)	$1.72	$2.44	$2.56
(1)Includes Royalty and NPI prices combined by volumetric proportions. (2)Includes oil and natural gas liquids prices combined by volumetric proportions.