Form 10-Q
period 2020-03-31
DORCHESTER MINERALS, L.P.
filed 2020-05-07
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of common units representing limited partnership interests outstanding as of May 7, 2020: 34,679,774

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under Item 1A.  "Risk Factors" in the Partnership’s annual report on Form 10-K and in this report, in its other filings with the Securities and Exchange Commission and elsewhere in this report.  Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, including the recent significant decline in energy prices, public health crises including the worldwide COVID-19 or coronavirus outbreak beginning in early 2020, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$20,226	$15,339
Trade and other receivables	3,914	7,061
Net profits interests receivable - related party	4,041	5,882
Total current assets	28,181	28,282

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	405,670	405,670
Accumulated full cost depletion	(322,878)	(319,544)
Total	82,792	86,126

Leasehold improvements	989	989
Accumulated amortization	(169)	(146)
Total	820	843

Operating lease right-of-use asset	1,571	1,632

Total assets	$113,364	$116,883

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$2,803	$2,052
Operating lease liability	308	310
Total current liabilities	3,111	2,362

Operating lease liability	2,109	2,185
Total liabilities	5,220	4,547

Commitments and contingencies (Note 3)

Partnership capital:
General Partner	1,041	1,228
Unitholders	107,103	111,108
Total partnership capital	108,144	112,336
Total liabilities and partnership capital	$113,364	$116,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues:
Royalties	$9,950	$14,579
Net profits interests	5,168	4,379
Lease bonus	263	3
Other	95	70

Total operating revenues	15,476	19,031

Costs and expenses:
Operating, including production taxes	1,440	1,612
Depreciation, depletion and amortization	3,357	2,307
General and administrative expenses	1,918	1,133

Total costs and expenses	6,715	5,052

Net income	$8,761	$13,979

Allocation of net income:
General Partner	$238	$446
Unitholders	$8,523	$13,533
Net income per common unit (basic and diluted)	$0.25	$0.42
Weighted average basic and diluted common units outstanding	34,680	32,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended March 31, 2019
Balance at January 1, 2019	$1,826	$84,821	$86,647	32,280
Net income	446	13,533	13,979
Acquisition of assets for units	-	43,824	43,824	2,400
Distributions ($0.516572 per common unit)	(563)	(16,675)	(17,238)
Balance at March 31, 2019	$1,709	$125,503	$127,212	34,680

Three Months Ended March 31, 2020
Balance at January 1, 2020	$1,228	$111,108	$112,336	34,680
Net income	238	8,523	8,761
Distributions ($0.361242 per common unit)	(425)	(12,528)	(12,953)
Balance at March 31, 2020	$1,041	$107,103	$108,144	34,680

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net cash provided by operating activities	$17,840	$17,689

Cash flows provided by investing activities:
Net cash contributed in acquisition	-	1,169

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(12,953)	(17,238)

Increase in cash and cash equivalents	4,887	1,620
Cash and cash equivalents at beginning of period	15,339	18,285

Cash and cash equivalents at end of period	$20,226	$19,905

Non-cash investing and financing activities:
Fair value of common units issued for acquisition	$-	$43,824

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this Quarterly Report on Form 10-Q. Per unit information is calculated by dividing the income or loss applicable to holders of the Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s 2019 Annual Report on Form 10-K.

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

Recent Events – In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified the COVID-19 as a pandemic, based on the rapid increase in exposure globally. In addition, after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. The effects of COVID-19 and concerns regarding its global spread, as well as the recent actions by Russia and Saudi Arabia, could continue to negatively impact the domestic and international supply and demand for oil and natural gas, to sustain price volatility and impact the price paid for oil and natural gas and to materially and adversely affect the demand for and marketability of oil and natural gas production.

We are closely monitoring the current and potential impact of the COVID-19 pandemic and future OPEC actions on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees and producers. The impact of the COVID-19 pandemic and the related economic downturn, the historically low oil and natural gas prices and the ramifications of the oil price war between OPEC and other oil producing countries, is rapidly evolving. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19, the duration of the outbreak, governmental or other actions taken to combat COVID-19 and the effect COVID-19 and the current oil price volatility will have on the demand for oil and natural gas. These situations remain fluid and unpredictable and we are actively managing our response.

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

The Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations. The Partnership’s right to revenues from Royalty Properties and NPIs occurs at the time of production, at which point, payment is unconditional, and no remaining performance obligation exists for the Partnership. Accordingly, the Partnership’s revenue contracts for Royalty Properties and NPIs do not generate contract assets or contract liabilities.

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

On March 29, 2019, pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities, the Partnership acquired (i) a 96.97% net profits interest in certain working interests in various oil and natural gas properties owned by HHC, (ii) all of the minerals and royalty interests held by HHC, and (iii) all of the minerals and royalty interests held by TBC in exchange for 2,400,000 common units representing limited partnership interests in the Partnership (“Common Units”) valued at $43.8 million and issued pursuant to the Partnership's acquisition shelf registration statements on Form S-4. We believe that the acquisition is considered complimentary to our business. The Acquired Entities were accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The consolidated balance sheet as of December 31, 2019 includes $42.9 million in net property additions. Net property additions for the three months ended March 31, 2019 includes $4.3 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

The Partnership subsequently filed an acquisition shelf registration statement on Form S-4 that became effective June 6, 2019 and a shelf registration statement on Form S-3 that became effective August 21, 2019. 20,000,000 units remain available for issuance under the Partnership's registration statements.

3.	Commitments and Contingencies

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

4.	Distributions to Holders of Common Units

Distributions for both the first quarter of 2020 and the first quarter of 2019 were paid on 34,679,774 common units. The first quarter 2020 distribution of $0.477891 per common unit will be paid on May 14, 2020. Our partnership agreement requires the second quarter cash distribution to be paid by August 14, 2020.

item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 592 counties and parishes in 27 states.

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

As of March 31, 2020, the Minerals NPI was in a surplus position and had outstanding capital commitments in the Bakken region equaling cash on hand of $3.2 million.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified the COVID-19 as a pandemic, based on the rapid increase in exposure globally. In addition, after OPEC, and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and nature gas prices.

The COVID-19 pandemic and oil and natural gas market volatility have resulted in a significant decrease in oil prices and significant disruption and uncertainty in the oil and natural gas market. While these events did not materially impact our operating results or financial condition during the first quarter of 2020, and while these market disruptions may be temporary, we cannot reliably estimate the duration of the COVID-19 pandemic or current market conditions, or the ultimate impact these events will have on our future financial position, results of operations, cash flows or liquidity.

Results of Operations

Huffman Acquisition

On March 29, 2019, the Partnership acquired (the “Huffman Acquisition”) producing and nonproducing mineral, royalty and net profits interests pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and, together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities (the “Contribution and Exchange Agreement”). The mineral and royalty properties acquired pursuant to the Contribution and Exchange Agreement consisted of varying undivided interests totaling approximately 76,000 net acres located in 169 counties in 14 states, including positions in the Bakken Trend of North Dakota and interests in multiple enhanced oil recovery units in the Permian Basin. In addition to conveying mineral, royalty and net profits interests to the Partnership, the Acquired Entities delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2019 through March 29, 2019 of $1.2 million. The contributing entities conveyed their interests to the Partnership and affiliates of its General Partner in exchange for 2,400,000 common limited partnership units. The net income from the properties acquired in the Huffman Acquisition are included in the results of operations for the three months ended March 31, 2020.

Three Months Ended March 31, 2020 as compared to Three Months Ended March 31, 2019

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2020	2019	% Change
Royalty Properties natural gas sales (mmcf)	869	931	(7)%
Royalty Properties oil sales (mbbls)	219	262	(16)%
NPI natural gas sales (mmcf)	745	623	20%
NPI oil sales (mbbls)	184	146	26%

Accrual basis weighted average sales price:
Royalty Properties natural gas sales ($/mcf)	$1.62	$2.34	(31)%
Royalty Properties oil sales ($/bbl)	$38.97	$47.38	(18)%
NPI natural gas sales ($/mcf)	$1.15	$2.45	(53)%
NPI oil sales ($/bbl)	$44.50	$42.32	5%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The decrease in oil sales volumes attributable to our Royalty Properties during the first quarter of 2020 compared to the same period of 2019 is primarily a result of decreased Permian Basin production, partially offset by increased production in the Bakken. The decrease in natural gas sales volumes attributable to our Royalty Properties during the first quarter of 2020 compared to the same period of 2019 is primarily a result of decreased production in legacy natural gas assets, partially offset by increased production in the Permian Basin and Bakken.

The increase in oil sales volumes attributable to our NPI properties during the first quarter of 2020 compared to the same period in 2019 is primarily a result of higher suspense releases for new wells in the Bakken and Permian Basin in the first quarter of 2020 versus the first quarter of 2019 and increased production in the Mid-Continent. The increase in natural gas sales volumes attributable to our NPI properties during the first quarter of 2020 compared to the same period in 2019 is primarily a result of higher suspense releases for new wells in the Bakken in the first quarter of 2020 versus the first quarter of 2019 and increased production in the Bakken, Permian Basin, and Mid-Continent, partially offset by decreased production in the Fayetteville Shale and Hugoton Field.

Operating revenues decreased 18% from $19.0 million during the first quarter of 2019 to $15.5 million during the same period of 2020. The decrease is primarily a result of lower realized oil and natural gas sales prices and oil and natural gas sales volumes attributable to our Royalty Properties for the first quarter of 2020 compared to the same period of 2019. The decrease in royalty revenue is partially offset by increased NPI and lease bonus revenues for the first quarter of 2020 compared to the same period of 2019.

Operating costs, including production taxes, decreased 13% from $1.6 million during the first quarter of 2019 to $1.4 million during the same period of 2020. The decrease is primarily a result of lower production taxes due to lower oil and natural gas sales volumes and realized prices for the first quarter of 2020 versus the first quarter of 2019.

Depreciation, depletion and amortization increased 48% from $2.3 million during the first quarter of 2019 to $3.4 million during the same period of 2020. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions.

General and administrative expenses increased 73% from $1.1 million during the first quarter of 2019 to $1.9 million during the same period of 2020. The increase is primarily a result of higher information technology project costs and higher public company compliance costs in the first quarter of 2020 versus the first quarter of 2019.

Net cash provided by operating activities remained consistent during the first quarter of 2020 compared to the same period of 2019.

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

Cash receipts attributable to our Royalty Properties during the first quarter of 2020 totaled $12.1 million. Approximately 87% of these receipts reflect oil sales during December 2019 through February 2020 and gas sales during November 2019 through January 2020, and approximately 13% from prior sales periods. The weighted average indicated prices for oil and natural gas sales received during the first quarter of 2020 attributable to the Royalty Properties were $49.20/bbl and $1.81/mcf, respectively.

Cash receipts attributable to our NPIs during the first quarter of 2020 totaled $7.0 million. Approximately 75% of these receipts reflect oil sales and gas sales during November 2019 through January 2020, and approximately 25% from prior sales periods. The weighted average indicated prices for oil and natural gas sales received during the first quarter of 2020 attributable to our NPIs were $55.52/bbl and $1.59/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty Properties. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from the NPIs and the Royalty Properties (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because most of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 4 to the unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding cash distributions to unitholders.

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

Pursuant to the terms of the partnership agreement, we cannot incur indebtedness, other than trade payables, (i) in excess of $50,000 in the aggregate at any given time or (ii) which would constitute “acquisition indebtedness” (as defined in Section 514 of the Internal Revenue Code of 1986, as amended).

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the COVID-19 pandemic and oil and natural gas market volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the COVID-19 pandemic, which are beyond our control. If market conditions were to change due to further declines in oil prices or uncertainty created by the COVID-19 pandemic, and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. We are currently evaluating potential reductions in all discretionary spending. The current economic environment is rapidly evolving and therefore, we cannot predict the ultimate impact on our liquidity or cash flows.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $20.2 million at March 31, 2020 and $15.3 million at December 31, 2019.

Critical Accounting Policies

As of March 31, 2020, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2019 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

The Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

Item 1a.       rISK fACTORS

This section supplements and updates certain risk factors disclosed in Item 1A of Part I of the Partnership’s annual report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). The following risk factors supersede the corresponding risks described in the Annual Report and should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this report, all of these risk factors should be carefully considered in evaluating us and our common units. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Disclosure Regarding Forward-Looking Statements” on page 1 of this report.

Public health threats could have an adverse effect on our Company, our cash flow and our industry.

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world, could adversely impact our Company, drilling activities on our properties and the global economy.

In particular, the outbreak in 2020 of a novel coronavirus (COVID-19) has resulted in quarantines, restrictions on travel and a decrease in economic activity across the world, which has resulted in a decrease in demand for hydrocarbons. The COVID-19 pandemic may continue to have a material adverse effect on the demand for hydrocarbons and the prices at which they are sold, which may impact our revenues and operating income, our cash distributions and our business generally. It is impossible to predict the effect of the continued spread, or fear of continued spread, of COVID-19 globally. No assurance can be given that public health threats will not have a material adverse effect, and that any further spread of COVID-19 will not have a material adverse effect, on our business, operations and financial results.

The Company may be adversely affected by the recent oversupply of oil and natural gas as a result of the actions of Saudi Arabia and Russia.

Recent actions by Saudi Arabia and Russia have caused a worldwide oversupply in oil and natural gas. After the OPEC and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. The oversupply of oil and natural gas, and the simultaneous decrease in demand as a result of the impact of COVID-19 on the global economy, has resulted and will continue to result in a significant decrease in the prices of hydrocarbons, which may have a material adverse effect on our cash distributions. Oil and natural gas operators on our properties may suspend drilling programs and may lose significant customers as purchasers, which would impact our revenues and operating income. In the event that any wells on our properties are shut-in, restarting wells may require significant costs from our operators, and we cannot guarantee that they would be able to restart at the same level. Moreover, due to the extremely volatile market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks in our industry may be enhanced by such conditions.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020	-		N/A	-	115,484	(1)
February 1, 2020 – February 29, 2020	15,500	(2)	$15.99	15,500	99,984	(1)
March 1, 2020 – March 31, 2020	-		N/A	-	99,984	(1)
Total	15,500	(2)	$15.99	15,500	99,984	(1)

(1)

The number of common units that the Operating Partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2020, the maximum number of common units that could be purchased under the Equity Incentive Program is 115,484 common units.

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

3.16	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 7, 2020		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 7, 2020		Chief Financial Officer