Form 10-Q
period 2020-06-30
DORCHESTER MINERALS, L.P.
filed 2020-08-06
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of common units representing limited partnership interests outstanding as of August 6, 2020: 34,679,774

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$11,753	$15,339
Trade and other receivables	3,141	7,061
Net profits interests receivable - related party	317	5,882
Total current assets	15,211	28,282

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	405,670	405,670
Accumulated full cost depletion	(325,795)	(319,544)
Total	79,875	86,126

Leasehold improvements	989	989
Accumulated amortization	(192)	(146)
Total	797	843

Operating lease right-of-use asset	1,510	1,632

Total assets	$97,393	$116,883

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$2,764	$2,052
Operating lease liability	305	310
Total current liabilities	3,069	2,362

Operating lease liability	2,033	2,185
Total liabilities	5,102	4,547

Commitments and contingencies (Note 3)

Partnership capital:
General Partner	629	1,228
Unitholders	91,662	111,108
Total partnership capital	92,291	112,336
Total liabilities and partnership capital	$97,393	$116,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net operating revenues:
Royalties	$6,505	$15,975	$16,455	$30,554
Net profits interests	278	3,885	5,446	8,264
Lease bonus	6	419	269	422
Other	6	321	101	391

Total net operating revenues	6,795	20,600	22,271	39,631

Costs and expenses:
Operating, including production taxes	1,350	1,789	2,790	3,401
Depreciation, depletion and amortization	2,940	3,930	6,297	6,237
General and administrative expenses	1,313	1,285	3,231	2,418

Total costs and expenses	5,603	7,004	12,318	12,056

Net income	$1,192	$13,596	$9,953	$27,575

Allocation of net income:
General partner	$60	$455	$298	$901
Unitholders	$1,132	$13,141	$9,655	$26,674
Net income per common unit (basic and diluted)	$0.03	$0.38	$0.28	$0.80
Weighted average basic and diluted common units outstanding	34,680	34,680	34,680	33,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended June 30, 2019
Balance at April 1, 2019	$1,709	$125,503	$127,212	34,680
Net income	455	13,141	13,596
Distributions ($0.482315 per Unit)	(553)	(16,726)	(17,279)
Balance at June 30, 2019	$1,611	$121,918	$123,529	34,680

Three Months Ended June 30, 2020
Balance at April 1, 2020	$1,041	$107,103	$108,144	34,680
Net income	60	1,132	1,192
Distributions ($0.477891 per Unit)	(472)	(16,573)	(17,045)
Balance at June 30, 2020	$629	$91,662	$92,291	34,680

	General Partner	Unitholders	Total	Unitholder Units
Six Months Ended June 30, 2019
Balance at January 1, 2019	$1,826	$84,821	$86,647	32,280
Net income	901	26,674	27,575
Acquisition of assets for units	-	43,824	43,824	2,400
Distributions ($0.998887 per Unit)	(1,116)	(33,401)	(34,517)
Balance at June 30, 2019	$1,611	$121,918	$123,529	34,680

Six Months Ended June 30, 2020
Balance at January 1, 2020	$1,228	$111,108	$112,336	34,680
Net income	298	9,655	9,953
Distributions ($0.839133 per Unit)	(897)	(29,101)	(29,998)
Balance at June 30, 2020	$629	$91,662	$92,291	34,680

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

Net cash provided by operating activities	$26,412	$35,300

Cash flows provided by investing activities:
Net cash contributed in acquisition	-	1,406
Proceeds from the sale of oil and natural gas properties	-	350
Total cash flows provided by investing activities	-	1,756

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(29,998)	(34,517)

(Decrease) increase in cash and cash equivalents	(3,586)	2,539
Cash and cash equivalents at beginning of period	15,339	18,285

Cash and cash equivalents at end of period	$11,753	$20,824

Non-cash investing and financing activities:
Fair value of common units issued for acquisition	$-	$43,824

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

Recent Events – In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and throughout the second quarter of 2020 and thereafter, COVID-19 continued to spread throughout the U.S. In addition, after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production has declined, a significant crude oil price recovery is not expected until global supply matches current lower levels of demand caused by a number of factors, including the uncertainty around the extent and timing of an economic recovery due to the COVID-19 pandemic. The effects of COVID-19 and concerns regarding its domestic and global spread, as well as the recent actions by Russia and Saudi Arabia, could continue to negatively impact the domestic and international supply and demand for oil and natural gas, to sustain continued price volatility and impact the price paid for oil and natural gas and to materially and adversely affect the demand for and marketability of oil and natural gas production.

We are closely monitoring the current and potential impact of the COVID-19 pandemic and future OPEC actions on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees and producers. The impact of the COVID-19 pandemic and the related economic downturn and the historically low oil and natural gas prices on the account of the oil price war between OPEC and other oil producing countries is rapidly evolving. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19, the duration of the outbreak domestically and worldwide, additional governmental or other actions taken to combat COVID-19 and the effect COVID-19 and the current depressed oil prices will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

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

On March 29, 2019, pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities, the Partnership acquired (i) a 96.97% net profits interest in certain working interests in various oil and natural gas properties owned by HHC, (ii) all of the minerals and royalty interests held by HHC, and (iii) all of the minerals and royalty interests held by TBC in exchange for 2,400,000 common units representing limited partnership interests in the Partnership (“Common Units”) valued at $43.8 million and issued pursuant to the Partnership's acquisition shelf registration statements on Form S-4. We believe that the acquisition is considered complimentary to our business. The Acquired Entities were accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The consolidated balance sheet as of December 31, 2019 includes $42.9 million in net property additions. Net property additions for the six months ended June 30, 2019 includes $4.3 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

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

Distributions for both the second quarter of 2020 and the second quarter of 2019 were paid on 34,679,774 common units. The second quarter 2020 distribution of $0.226318 per common unit will be paid on August 13, 2020. Our partnership agreement requires the third quarter cash distribution to be paid by November 12, 2020.

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

From a cash perspective, as of June 30, 2020, the Minerals NPI was in a deficit position and had outstanding capital commitments of $2.6 million, exceeding cash on hand of $2.5 million.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified the COVID-19 as a pandemic, based on the rapid increase in exposure globally, and subsequently, throughout the second quarter of 2020 and thereafter, COVID-19 continued to spread throughout the U.S. In addition, after OPEC, and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production has declined, oil prices remain low.

The COVID-19 pandemic and oil and natural gas market volatility have resulted in a significant decrease in oil prices and significant disruption and uncertainty in the oil and natural gas market. These recent events have impacted operators throughout the energy industry, and as described below, our revenues have decreased on account of lower commodity prices and related operator curtailment.  Please see "--- Results of Operations."  While these market disruptions may be temporary, we cannot reliably estimate the duration of the COVID-19 pandemic or current market conditions, or the ultimate impact these events will have on our future financial position, results of operations, cash flows or liquidity.

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

Three and Six Months Ended June 30, 2020 as compared to Three and Six Months Ended June 30, 2019

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Accrual basis sales volumes:	2020	2019	% Change	2020	2019	% Change
Royalty properties natural gas sales (mmcf)	839	1,215	(31%)	1,708	2,146	(20%)
Royalty properties oil sales (mbbls)	227	274	(17%)	446	536	(17%)
NPI natural gas sales (mmcf)	611	721	(15%)	1,356	1,344	1%
NPI oil sales (mbbls)	117	121	(3%)	301	267	13%

Accrual basis weighted average sales price:
Royalty properties natural gas sales ($/mcf)	$1.16	$1.79	(35%)	$1.40	$2.03	(31%)
Royalty properties oil sales ($/bbl)	$24.36	$50.22	(51%)	$31.54	$48.83	(35%)
NPI natural gas sales ($/mcf)	$1.59	$2.02	(21%)	$1.35	$2.22	(39%)
NPI oil sales ($/bbl)	$24.46	$48.44	(50%)	$36.67	$45.10	(19%)

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The decrease in oil sales volumes attributable to our Royalty properties during the second quarter and first six months of 2020 compared to the same periods of 2019 is primarily a result of decreased Permian Basin production due to operator curtailments based on the low commodity price environment and natural declines. The decrease in natural gas sales volumes attributable to our Royalty properties during the second quarter and first six months of 2020 compared to the same periods of 2019 is a result of decreased production across multiple regions due to operator curtailments based on the low commodity price environment and natural declines.

The increase in oil and natural gas sales volumes attributable to our NPI properties during the first six months of 2020 compared to the same period of 2019 is primarily a result of higher suspense releases for new wells in the Bakken and Permian Basin and increased production in the Mid-Continent, primarily during the first quarter of 2020 versus the first quarter of 2019 partially offset by second quarter 2020 Bakken curtailments due to the low commodity price environment. The decrease in oil and natural gas sales volumes attributable to our NPI properties in the second quarter of 2020 compared to the same period of 2019 is due to decreases in production across multiple regions due to operator curtailments based on the low commodity price environment and natural declines.

Operating revenues decreased 67% from $20.6 million during the second quarter of 2019 to $6.8 million during the same period of 2020. Operating revenues also decreased 44% from $39.6 million to $22.3 million during the first six months of 2019 compared to the same period of 2020. The decrease in both periods are primarily a result of lower realized oil and natural gas sales prices and oil and natural gas sales volumes attributable to our Royalty Properties and our NPI properties due to operator curtailments based on the low commodity price environment.

Second quarter operating costs, including production taxes, decreased 22% from $1.8 million in 2019 to $1.4 million in 2020. Operating costs during the first six months of 2020 decreased 18% from $3.4 million during 2019 to $2.8 million during the same period of 2020. The decrease in both periods is primarily a result of lower production taxes and marketing costs due to lower oil and natural gas sales volumes and lower oil and natural gas prices.

Depletion and amortization costs of $3.9 million during the second quarter of 2019 decreased 26% to $2.9 million during the same period of 2020. Depletion and amortization costs of $6.3 million during the first six months of 2020 remained consistent at $6.2 million during the same period of 2019. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions.

General and administrative expenses remained consistent at $1.3 million during the second quarter of 2020 to the same period of 2019. General and administrative expenses increased 33% to $3.2 million in the first six months of 2020 compared to $2.4 million in the same period of 2019. The increase is primarily a result of higher information technology project costs and higher public company compliance costs in the first quarter of 2020 versus the first quarter of 2019.

Net cash provided by operating activities decreased 25% to $26.4 million for the first six months of 2020 compared to $35.3 million in the same period of 2019 primarily as a result of lower net operating revenues driven by lower sales volumes and prices for both oil and natural gas, for the first six months of 2020 compared to the same period of 2019.

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

Cash receipts attributable to our Royalty Properties during the second quarter of 2020 totaled $6.3 million. Approximately 62% of these receipts reflect oil sales during March 2020 through May 2020 and natural gas sales during February 2020 through April 2020, and approximately 38% from prior sales periods. The weighted average indicated prices for oil and natural gas sales received during the second quarter of 2020 attributable to the Royalty Properties were $25.36/bbl and $1.29/mcf, respectively.

Cash receipts attributable to our NPIs during the second quarter of 2020 totaled $4.0 million. Approximately 59% of these receipts reflect oil sales and natural gas sales during February 2020 through April 2020, and approximately 41% from prior sales periods. The weighted average indicated prices for oil and natural gas sales received during the second quarter of 2020 attributable to our NPIs were $37.49/bbl and $1.74/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty Properties. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from the NPIs and the Royalty Properties (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 4 to the unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding cash distributions to unitholders.

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the COVID-19 pandemic and oil and natural gas market volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the ongoing COVID-19 pandemic, which are beyond our control. If market conditions were to change due to further declines in oil prices or uncertainty created by the ongoing COVID-19 pandemic, and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced.  We continue to evaluate potential reductions in all discretionary spending. The current economic environment is rapidly evolving and therefore, we cannot predict the ultimate impact on our liquidity or cash flows.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $11.8 million at June 30, 2020 and $15.3 million at December 31, 2019.

Critical Accounting Policies

As of June 30, 2020, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2019 Annual Report on Form 10-K.

item 3.	quantitative and qualitative disclosures about market risk

Not applicable.

item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This section supplements and updates certain risk factors disclosed in Item 1A of Part I of the Partnership’s annual report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Report” and together with the Annual Report, the “Former Reports”). The following risk factors supersede the corresponding risks described in the Former Reports and should be read together with the other risk factors disclosed in the Former Reports. In addition to the other information in this report, all of these risk factors should be carefully considered in evaluating us and our common units. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Disclosure Regarding Forward-Looking Statements” on page 1 of this report

The Company may be adversely affected by the recent oversupply of oil and natural gas as a result of the actions of Saudi Arabia and Russia.

Recent actions by Saudi Arabia and Russia have caused a worldwide oversupply in oil and natural gas. After OPEC and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production has declined, oil prices remain low on account of an oversupply of oil and natural gas, with a simultaneous decrease in demand as a result of the impact of COVID-19 on the global economy, and such significant decrease in the prices of hydrocarbons may have a material adverse effect on our cash distributions. Oil and natural gas operators on our properties may suspend drilling programs and may lose significant customers as purchasers, which would impact our revenues and operating income. In the event that any wells on our properties are shut-in, restarting wells may require significant costs from our operators, and we cannot guarantee that they would be able to restart at the same level. Moreover, due to the extremely volatile market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks in our industry may be enhanced by such conditions

The outcome of pending litigation related to the Dakota Access Pipeline could have a material adverse effect on our revenue and cash distributions.

In connection with ongoing litigation initiated in February 2017 by the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe contesting the validity of the process used by the United States Army Corps of Engineers (the “Army Corps”) to permit the Dakota Access Pipeline, on July 6, 2020, the United States Court for the District of Columbia (the “Court”) issued an order vacating the Army Corps’ easement for the Dakota Access Pipeline and requiring that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the Army Corps appealed the decision and filed a motion for a stay pending appeal with the United States Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals granted a temporary administrative stay to allow the Court time to consider briefing on whether to continue the stay until the appeal is decided on the merits. While this litigation does not directly impact our operations, we derive a significant amount of revenue from the Royalty Properties and NPIs we hold in the Bakken region, the region for which the Dakota Access Pipeline is intended to be a key pipeline.  The outcome of this litigation may have a material adverse affect on our Royalty and NPI revenues derived from the Bakken region based on the timing of future development of wells on, or production of oil and natural gas from, or the method and cost of transportation related to the production on the properties.  We have no control over the operation of such properties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period			(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2020	–	April 30, 2020	15,000	(2)	$10.22	15,000	84,984	(1)
May 1, 2020	–	May 31, 2020	-		N/A	-	84,984	(1)
June 1, 2020	–	June 30, 2020	-		N/A	-	84,984	(1)
Total			15,000	(2)	$10.22	15,000	84,984	(1)

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

3.16	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 6, 2020		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 6, 2020		Chief Financial Officer