Form 10-Q
period 2020-09-30
DORCHESTER MINERALS, L.P.
filed 2020-11-05
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of common units representing limited partnership interests outstanding as of November 5, 2020: 34,679,774

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$14,854	$15,339
Trade and other receivables	4,496	7,061
Net profits interests receivable - related party	1,998	5,882
Total current assets	21,348	28,282

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	399,989	405,670
Accumulated full cost depletion	(328,933)	(319,544)
Total	71,056	86,126

Leasehold improvements	989	989
Accumulated amortization	(215)	(146)
Total	774	843

Operating lease right-of-use asset	1,451	1,632

Total assets	$94,629	$116,883

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$2,509	$2,052
Operating lease liability	303	310
Total current liabilities	2,812	2,362

Operating lease liability	1,958	2,185
Total liabilities	4,770	4,547

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	619	1,228
Unitholders	89,240	111,108
Total partnership capital	89,859	112,336
Total liabilities and partnership capital	$94,629	$116,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net operating revenues:
Royalties	$10,740	$14,075	$27,195	$44,629
Net profits interests	1,681	2,259	7,127	10,523
Lease bonus	12	3,147	281	3,569
Other	112	88	213	479

Total net operating revenues	12,545	19,569	34,816	59,200

Costs and expenses:
Operating, including production taxes	1,532	1,380	4,322	4,781
Depreciation, depletion and amortization	3,161	3,628	9,458	9,865
General and administrative expenses	2,233	1,694	5,464	4,112

Total costs and expenses	6,926	6,702	19,244	18,758

Net income	$5,619	$12,867	$15,572	$40,442

Allocation of net income:
General partner	$192	$463	$490	$1,364
Unitholders	$5,427	$12,404	$15,082	$39,078
Net income per common unit (basic and diluted)	$0.16	$0.35	$0.43	$1.15
Weighted average basic and diluted common units outstanding	34,680	34,680	34,680	33,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended September 30, 2019
Balance at July 1, 2019	$1,611	$121,918	$123,529	34,680
Net income	463	12,404	12,867
Distributions ($0.515016 per Unit)	(592)	(17,861)	(18,453)
Balance at September 30, 2019	$1,482	$116,461	$117,943	34,680

Three Months Ended September 30, 2020
Balance at July 1, 2020	$629	$91,662	$92,291	34,680
Net income	192	5,427	5,619
Distributions ($0.226318 per Unit)	(202)	(7,849)	(8,051)
Balance at September 30, 2020	$619	$89,240	$89,859	34,680

	General Partner	Unitholders	Total	Unitholder Units
Nine Months Ended September 30, 2019
Balance at January 1, 2019	$1,826	$84,821	$86,647	32,280
Net income	1,364	39,078	40,442
Acquisition of assets for units	-	43,824	43,824	2,400
Distributions ($1.513903 per Unit)	(1,708)	(51,262)	(52,970)
Balance at September 30, 2019	$1,482	$116,461	$117,943	34,680

Nine Months Ended September 30, 2020
Balance at January 1, 2020	$1,228	$111,108	$112,336	34,680
Net income	490	15,082	15,572
Distributions ($1.065451 per Unit)	(1,099)	(36,950)	(38,049)
Balance at September 30, 2020	$619	$89,240	$89,859	34,680

The accompanying notes are an integral part of these condensed consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Net cash provided by operating activities	$32,048	$54,756

Cash flows provided by investing activities:
Net cash contributed in acquisition	-	1,406
Proceeds from the sale of oil and natural gas properties	5,516	439
Total cash flows provided by investing activities	5,516	1,845

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(38,049)	(52,970)

(Decrease) increase in cash and cash equivalents	(485)	3,631
Cash and cash equivalents at beginning of period	15,339	18,285

Cash and cash equivalents at end of period	$14,854	$21,916

Non-cash investing and financing activities:
Fair value of common units issued for acquisition	$-	$43,824

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

Recent Events – In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and throughout the second and third quarters of 2020 and thereafter, COVID-19 continued to spread throughout the U.S. In addition, after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production has declined, a significant crude oil price recovery is not expected until global supply matches current lower levels of demand caused by a number of factors, including the uncertainty around the extent and timing of an economic recovery due to the COVID-19 pandemic. The effects of COVID-19 and concerns regarding its domestic and global spread, as well as the actions by Russia and Saudi Arabia in the first and second quarters of 2020, could continue to negatively impact the domestic and international supply and demand for oil and natural gas, to sustain continued price volatility and impact the price paid for oil and natural gas and to materially and adversely affect the demand for and marketability of oil and natural gas production.

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

On March 29, 2019, pursuant to a Contribution and Exchange Agreement with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities, the Partnership acquired (i) a 96.97% net profits interest in certain working interests in various oil and natural gas properties owned by HHC, (ii) all of the minerals and royalty interests held by HHC, and (iii) all of the minerals and royalty interests held by TBC in exchange for 2,400,000 common units representing limited partnership interests in the Partnership (“Common Units”) valued at $43.8 million and issued pursuant to the Partnership's acquisition shelf registration statements on Form S-4. We believe that the acquisition is considered complimentary to our business. The Acquired Entities were accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The consolidated balance sheet as of December 31, 2019 includes $42.9 million in net property additions. Net property additions for the nine months ended September 30, 2019 includes $4.3 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

The Partnership subsequently filed an acquisition shelf registration statement on Form S-4 that became effective June 6, 2019 and a shelf registration statement on Form S-3 that became effective August 21, 2019. 20,000,000 units remain available for issuance under the Partnership's registration statements.

3.	Net Profits Interests Divestiture

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interests located in Texas County, Oklahoma and Stevens County, Kansas to a third party. In accordance with the full cost method of accounting, as the divestiture did not represent a significant portion of the Partnership’s reserves, gross divestiture proceeds of $5.7 million were credited to the oil and natural gas properties full cost pool as of September 30, 2020. Transaction costs of $0.5 million are included in general and administrative expenses on the condensed consolidated income statements for the three and nine month periods ended September 30, 2020. Holdbacks of $0.2 million are included in trade and other receivables on the condensed consolidated balance sheet as of September 30, 2020. Final net proceeds from the sale are subject to customary adjustments 120 days after the closing date.

4.	Commitments and Contingencies

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

5.	Distributions to Holders of Common Units

Distributions for both the third quarter of 2020 and the third quarter of 2019 were paid on 34,679,774 common units. The third quarter 2020 distribution of $0.325612 per common unit will be paid on November 12, 2020. Our partnership agreement requires the fourth quarter cash distribution to be paid by February 14, 2021.

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

As of September 30, 2020, we own five net profits overriding royalty interests (referred to as the Net Profits Interests, or “NPIs”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive monthly payments equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made and any deficit is accumulated and reflected in the following month's calculation of net profit.

Each of the five NPIs (including the Minerals NPI, which is our largest NPI) have previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of September 30, 2020, the Minerals NPI was in a surplus position and had outstanding capital commitments in the Bakken region equaling cash on hand of $2.5 million.

Commodity Price Risks

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified the COVID-19 as a pandemic, based on the rapid increase in exposure globally, and subsequently, throughout the second and third quarters of 2020 and thereafter, COVID-19 continued to spread throughout the U.S. In addition, after OPEC, and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production has declined, oil prices remain low.

The COVID-19 pandemic and oil and natural gas market volatility have resulted in a significant decrease in oil prices and significant disruption and uncertainty in the oil and natural gas market. These recent events have impacted operators throughout the energy industry, and as described below, our revenues have decreased due to lower commodity prices and related operator curtailment.  Please see "--- Results of Operations."  While these market disruptions may be temporary, we cannot reliably estimate the duration of the COVID-19 pandemic or current market conditions, or the ultimate impact these events will have on our future financial position, results of operations, cash flows or liquidity.

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

Net Profits Interests Divestiture

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interests located in Texas County, Oklahoma and Stevens County, Kansas to a third party. In accordance with the full cost method of accounting, as the divestiture did not represent a significant portion of the Partnership’s reserves, gross divestiture proceeds of $5.7 million were credited to the oil and natural gas properties full cost pool as of September 30, 2020. Transaction costs of $0.5 million are included in general and administrative expenses on the condensed consolidated income statements for the three and nine month periods ended September 30, 2020. Holdbacks of $0.2 million are included in trade and other receivables on the condensed consolidated balance sheet as of September 30, 2020. Final net proceeds from the sale are subject to customary adjustments 120 days after the closing date.

Three and Nine Months Ended September 30, 2020 as compared to Three and Nine Months Ended September 30, 2019

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices. Our portion of oil and natural gas sales and weighted average prices were:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Accrual basis sales volumes:	2020	2019	% Change	2020	2019	% Change
Royalty properties natural gas sales (mmcf)	973	913	7%	2,681	3,059	(12%)
Royalty properties oil sales (mbbls)	260	260	0%	706	796	(11%)
NPI natural gas sales (mmcf)	528	719	(27%)	1,884	2,063	(9%)
NPI oil sales (mbbls)	125	123	2%	426	390	9%

Accrual basis weighted average sales price:
Royalty properties natural gas sales ($/mcf)	$1.33	$1.28	4%	$1.37	$1.81	(24%)
Royalty properties oil sales ($/bbl)	$36.34	$48.85	(26%)	$33.31	$48.84	(32%)
NPI natural gas sales ($/mcf)	$1.37	$1.21	13%	$1.36	$1.87	(27%)
NPI oil sales ($/bbl)	$32.33	$47.87	(32%)	$35.39	$45.97	(23%)

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty properties remained consistent during the third quarter of 2019 and 2020. The decrease in oil sales volumes attributable to our Royalty properties from the first nine months of 2019 to the same period of 2020 is primarily a result of decreased Permian Basin production due to lower suspense releases on new wells, operator curtailments based on the low commodity price environment and natural declines, partially offset by higher suspense releases on new wells in the Bakken and Rockies. The increase in natural gas sales volumes attributable to our Royalty properties from the third quarter of 2019 to the same period of 2020 is primarily a result of production on new wells in the Rockies and Southeast and the return of production curtailed across multiple regions during the second quarter of 2020. The decrease in natural gas sales volumes attributable to our Royalty properties from the first nine months of 2019 to the same period of 2020 is primarily a result of first and second quarter decreases in production across multiple regions due to operator curtailments based on the low commodity price environment and higher natural declines than prior year, partially offset by increased production in the Rockies and higher suspense releases on new wells in the Bakken.

The increase in oil sales volumes attributable to our NPI properties from the third quarter of 2019 to the same period of 2020 is primarily a result of the return of production curtailed across multiple regions during the second quarter of 2020. The increase in oil sales volumes attributable to our NPI properties from the first nine months of 2019 to the same period of 2020 is primarily a result of higher suspense releases for new wells in the Bakken and increased production in the Permian Basin, partially offset by second quarter 2020 Bakken curtailments due to the low commodity price environment. The decrease in natural gas sales volumes attributable to our NPI properties from the third quarter of 2019 to the same period of 2020 is primarily a result of a lower Hugoton Field production contribution due to the September 1, 2020 effective date of the NPI divestiture and lower suspense releases on new wells in the Permian Basin. The decrease in natural gas sales volumes attributable to our NPI properties from the first nine months of 2019 to the same period of 2020 is primarily a result of lower production in the Hugoton Field and Fayetteville Shale, partially offset by increased production in the Permian Basin and Bakken.

Operating revenues decreased 36% from $19.6 million during the third quarter of 2019 to $12.5 million during the same period of 2020. Operating revenues also decreased 41% from $59.2 million during the first nine months of 2019 to $34.8 million during the same period of 2020. The decreases for the three and nine months ended September 30, 2020 versus the prior year are primarily a result of lower realized prices on Royalty properties oil sales, lower NPI revenues, and lower lease bonus revenues.

Operating costs, including production taxes, increased 7% from $1.4 million during the third quarter of 2019 to $1.5 million during the same period of 2020. The increase is primarily a result of higher oil and natural gas marketing costs in the Permian Basin. Operating costs, including production taxes, decreased 10% from $4.8 million during the first nine months of 2019 to $4.3 million during the same period of 2020. The decrease is primarily a result of lower production taxes due to lower oil and natural gas sales volumes and lower oil and natural gas prices, partially offset by higher oil and gas marketing costs in the Permian Basin and Bakken.

Depreciation, depletion and amortization decreased 11% from $3.6 million during the third quarter of 2019 to $3.2 million during the same period of 2020. Depreciation, depletion and amortization decreased 4% from $9.9 million during the first nine months of 2019 to $9.5 million during the same period of 2020. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions.

General and administrative expenses increased 29% from $1.7 million during the third quarter of 2019 to $2.2 million during the same period of 2020. The increase is primarily a result of higher information technology project costs and non-recurring Hugoton NPI divestiture transaction costs. General and administrative expenses increased 34% from $4.1 million during the first nine months of 2019 to $5.5 million during the same period of 2020. The increase is primarily a result of higher information technology project costs, higher public company compliance costs, and non-recurring Hugoton NPI divestiture transaction costs.

Net cash provided by operating activities decreased 42% from $54.8 million during the first nine months of 2019 to $32.0 million during the same period of 2020. The decrease is primarily a result of lower net operating revenues largely driven by lower realized prices for Royalty properties oil sales and higher general and administrative expenses, for the first nine months of 2020 compared to the same period of 2019.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2020 totaled $8.2 million. Approximately 77% of these receipts reflect oil sales during June 2020 through August 2020 and natural gas sales during May 2020 through July 2020, and approximately 23% from prior sales periods. The weighted average indicated prices for oil and natural gas sales received during the third quarter of 2020 attributable to the Royalty Properties were $33.59/bbl and $1.16/mcf, respectively.

There were no cash receipts attributable to our NPIs during the third quarter of 2020 as our NPIs were in deficit for the months of May 2020 through July 2020.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPIs and the Royalty Properties. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from the NPIs and the Royalty Properties (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 5 to the unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding cash distributions to unitholders.

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

Liquidity and Working Capital

Cash and cash equivalents totaled $14.9 million at September 30, 2020 and $15.3 million at December 31, 2019.

Critical Accounting Policies

As of September 30, 2020, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2019 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Partnership's risk factors as disclosed in Item 1A of Part I of the Partnership's annual report on Form 10-K for the year ended December 31, 2019, as supplemented and updated by the Partnership's quarterly reports on Form 10-Q for the quarter ended March 31, 2020 and the quarter ended June 30, 2020.

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

3.16	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 5, 2020		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 5, 2020		Chief Financial Officer