Form 10-K
period 2020-12-31
DORCHESTER MINERALS, L.P.
filed 2021-02-25
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐ No ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $407,429,292 as of the last business day of the registrant’s most recently completed second fiscal quarter, based on $12.78 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 25, 2021: 34,679,774

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2021 Annual Meeting of Unitholders to be held on May 19, 2021, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2020.

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

Our general partner is Dorchester Minerals Management LP, which is managed by its general partner, Dorchester Minerals Management GP LLC. As a result, the Board of Managers of Dorchester Minerals Management GP LLC exercises effective control of the Partnership. In this report, the term "General Partner" is used as an abbreviated reference to Dorchester Minerals Management LP. Our General Partner also controls and owns, directly and indirectly, all of the Partnership interests in Dorchester Minerals Operating LP and its general partner. Dorchester Minerals Operating LP owns working interests and other properties underlying our Net Profits Interest (or “NPI”), provides day-to-day operational and administrative services to us and our General Partner, and is the employer of all the employees who perform such services. In this report, the term "Operating Partnership" is used as an abbreviated reference to Dorchester Minerals Operating LP. Our General Partner and the Operating Partnership are Delaware limited partnerships, and the general partners of their general partners are Delaware limited liability companies.

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

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interest located in Texas County, Oklahoma and Stevens County, Kansas. This divestiture to a third party included operated working interests and related properties, our field office and our gathering system and related assets. The Partnership’s share of proceeds from the transaction was $5.0 million, net of transaction costs and holdbacks.

On October 21, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our immaterial HHC entity, including all associated working interest properties and net profits interest.

Our business may be described as the acquisition, ownership and administration of Royalty Properties and NPI. The NPI represents a net profits overriding royalty interest burdening various properties owned by the Operating Partnership. We receive monthly payments equaling 96.97% of the net profits realized by the Operating Partnership from these properties in the preceding month. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 587 counties and parishes in 27 states (“Royalty Properties”).

Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from the Royalty Properties and the NPI (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves.

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

Significant Customers

If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or the results of operations.

Customer and Commodity Price Risks

The pricing of oil and natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner and non-operator, we have extremely limited access to timely information and involvement and no operational control over the volumes of oil and natural gas produced and sold and the terms and conditions on which such volumes are marketed and sold.

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and subsequently, throughout the second, third, and fourth quarters of 2020 and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, after OPEC, and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp, further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production has declined, oil prices remain low.

The COVID-19 pandemic and oil and natural gas market volatility have resulted in a significant decrease in oil prices and significant disruption and uncertainty in the oil and natural gas market. These recent events have negatively impacted operators throughout the energy industry in 2020. While these market disruptions may be temporary and continue into 2021, we cannot reliably estimate the duration of the COVID-19 pandemic or current market conditions, or the ultimate impact these events will have on our future financial position, results of operations, cash flows or liquidity.

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

Operating Hazards and Uninsured Risks

Our operations do not directly involve the operational risks and uncertainties associated with drilling for, and the production and transportation of, oil and natural gas. However, we may be indirectly affected by the operational risks and uncertainties faced by the operators of our properties, whose operations may be materially curtailed, delayed or canceled as a result of numerous factors, including:

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

Employees

As of February 25, 2021, the Operating Partnership had 24 full-time employees in our Dallas, Texas corporate office. Due to state and locally imposed COVID-19 restrictions on the maximum number of personnel working from the office at any time, we have a rotational work from home program in place. The health and safety of our employees is a high priority. We have added safety measures and protocols in our office to enhance employee and visitor protection against COVID-19.

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

Our unitholders are not able to influence or control the operation or future development of the properties underlying the NPIs. The Operating Partnership is unable to influence significantly the operations or future development of properties that it does not operate. The current operators of the properties underlying the NPIs are under no obligation to continue operating the underlying properties. Our unitholders do not have the right to replace an operator.

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

The timing and size of maintenance, development or exploration projects will depend on the market prices of oil and natural gas and on other factors beyond our control. All of the decisions regarding implementation of such projects, including drilling or exploration on any unleased and undeveloped acreage, will be made by third parties.

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

The Operating Partnership may participate in drilling activities in limited circumstances on the properties underlying the NPIs, and third parties may undertake drilling activities on our properties. Any increases in our reserves will come from such drilling activities or from acquisitions.

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

Our partnership agreement limits our ability to acquire oil and natural gas properties in the future, especially for consideration other than our limited partnership interests or cash proceeds of a securities offering. Because of the limitations on our use of operating cash for acquisitions and on our ability to accumulate operating cash for acquisition purposes, we may be required to attempt to effect acquisitions by first selling our securities to raise cash or by issuing our limited partnership interests. However, we may be unable to sell our securities in sufficient quantities and for sufficient consideration to provide adequate consideration to fund an acquisition, and sellers of properties we would like to acquire may be unwilling to take our limited partnership interests in exchange for properties.

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

A significant portion of the properties subject to the NPIs are properties located in the Bakken region and Permian Basin. Because of this geographic concentration, any regional events, including natural disasters that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact the net proceeds payable under the NPIs more than if the properties were more geographically diversified.

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

Neither we nor the Operating Partnership are fully insured against certain risks, either because such full insurance is not available or because of high premium costs. Operations that affect the properties are subject to all of the risks normally incident to the oil and natural gas business, including blowouts, cratering, explosions, and pollution and other environmental damage, any of which could result in substantial decreases in the cash flow from our royalty interests and other interests due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Any uninsured costs relating to the properties underlying the NPIs will be deducted as a production cost in calculating the net proceeds payable to us.

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

The Partnership may be adversely affected by the recent oversupply of oil and natural gas as a result of the actions of Saudi Arabia and Russia.

Recent actions by Saudi Arabia and Russia have caused a worldwide oversupply in oil and natural gas. After OPEC and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production has declined, oil prices remain lower than in recent years on account of an oversupply of oil and natural gas, with a simultaneous decrease in demand as a result of the impact of COVID-19 on the global economy, and such significant decrease in the prices of hydrocarbons may have a material adverse effect on our cash distributions. Oil and natural gas operators on our properties may suspend drilling programs and may lose significant customers as purchasers, which would impact our revenues and operating income. In the event that any wells on our properties are shut-in, restarting wells may require significant costs from our operators, and we cannot guarantee that they would be able to restart at the same level. Moreover, due to the extremely volatile market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks in our industry may be enhanced by such conditions.

Regulatory and Environmental Risk Factors

Environmental costs and liabilities and changing environmental regulation could affect our cash flow.

As with other companies engaged in the ownership and production of oil and natural gas, we always have possible risk of exposure to environmental costs and liabilities because of the costs associated with environmental compliance or remediation. The properties in which we hold interests are subject to extensive federal, state, tribal and local regulatory requirements relating to environmental affairs, health and safety and waste management. Governmental authorities have the power to enforce compliance with applicable regulations and permits, which could increase production costs on our properties and affect their cash flow. Third parties may also have the right to pursue legal actions to enforce compliance. Because we do not directly operate our properties, our direct liability under environmental laws is limited. It is likely, however, that expenditures in connection with environmental matters, individually or as part of normal capital expenditure programs, will affect the net cash flow from our properties. Future environmental law developments, such as stricter laws, regulations or enforcement policies, could significantly increase the costs of production from our properties and reduce our cash flow.

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

The Federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements, such as emissions controls. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or use specific equipment or technologies to control emissions. The U.S. Environmental Protection Agency (“EPA”) continues to develop stringent regulations governing emissions of toxic air pollutants from oil and gas facilities. Most recently, EPA published two new rules on September 14 and 15, 2020 that remove the transmission and storage sectors of the oil and gas industry from regulation under the New Source Performance Standards (“NSPS”) and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of the 2012 and 2016 standards are uncertain at this time as a result of these challenges and current uncertainty regarding how the standards may be altered under the administration of recently elected U.S. President Biden. Federal changes will affect state air permitting programs in states that administer the federal CAA under a delegation of authority, including states in which we have operations.

In November 2016, the Bureau of Land Management (“BLM”) published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on federal and Indian lands. Some provisions of the venting and flaring rule went into effect on January 17, 2017. The BLM subsequently announced that it was postponing until January 17, 2019, the implementation of other aspects of the venting and flaring rule, which were originally scheduled to come into effect on January 1, 2018. Then, in February 2018, the BLM issued a proposed rule which would rescind, modify, and retain portions of the November 2016 rule. And in September 2018, the BLM announced a final rule that revises the 2016 rule, which was immediately followed by litigation challenging the agency’s actions. Most recently, in October 2020, a ruling by the U.S. District Court for the District of Wyoming resulted in vacatur of the 2016 venting and flaring rule with the exception of certain royalty provisions. In March 2015, the BLM released its new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. The U.S. District Court of Wyoming temporarily stayed implementation of this rule in June 2016, but the U.S. Court of Appeals for the Tenth Circuit later lifted the lower court’s stay on the basis that the BLM had proposed to rescind the rule in June 2017. In December 2017, the BLM published a final rule rescinding the March 2015 rule. BLM’s repeal of the rule was challenged in court, and in April 2020, the Northern District of California issued a ruling in favor of the BLM. Each of these regulations, to the extent that they are reinstated or modified, may result in additional levels of regulation or complexity that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers (“USACOE”). In May 2015, EPA and the USACOE jointly announced a final rule defining the “Waters of the United States” (“WOTUS”), that are protected under the Clean Water Act. However, the rule, which would have made additional waters expressly WOTUS and, therefore, subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation and EPA’s subsequent rulemaking actions to delay implementation and repeal the rule has been heavily litigated since. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019, reinstating the pre 2015 standards. Litigation of the repeal quickly ensued. Meanwhile, in December 2018, the EPA and the Corps issued a proposed rule to revise the definition of “WOTUS.” The rule was finalized in January 2020, and became effective in June 2020. The rule narrows the WOTUS definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to traditional navigable waters. Litigation by parties opposing the rule again quickly followed, including a challenge in the U.S. District Court for the District of Colorado, which resulted in a statewide stay of the rule on June 19, 2020. This ruling is currently being appealed in the Tenth Circuit. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of Royalty Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of those properties.

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

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program require that permits be obtained before drilling salt water disposal wells, and casing integrity monitoring be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to seismic activity, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties and the operators of the working interests and other properties underlying our NPIs to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties and the working interests and other properties underlying our NPIs or delay production schedules. Certain state agencies, including those in Texas and Oklahoma, have implemented regulations authorizing the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. For example, in Oklahoma, the Oklahoma Corporations Commission (“OCC”) has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation. More recently, the OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation and imposed further disposal well volume reductions in the Covington, Crescent, Enid, and Edmond areas. Moreover, vigorous public debate over hydraulic fracturing and shale gas production continues, and has resulted in delays of well permits in some areas.

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Clean Water Act if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. EPA has also brought attention to the reach of the Clean Water Act’s jurisdiction in such instances. EPA issued a request for comment in February 2018 regarding the applicability of the Clean Water Act permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs, but concluded in April 2019 that the Clean Water Act should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On December 10, 2020, EPA issued a draft guidance on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharge based solely on proximity to jurisdictional waters. If in the future CWA permitting is required for any saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs of permitting and compliance for any injection well operations could increase.

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the CWA, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access, development or operations (including prevent oil and gas exploration or production). Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

Oil and Gas operations are be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes and their implementing regulations. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the CAA and similar state statutes may require disclosure of information about hazardous materials used, produced or otherwise managed during operation. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of extremely hazardous substances and to minimize the consequences of such releases should they occur.

The potential adoption of federal and state hydraulic fracturing legislation or executive orders could delay or restrict development of our oil and natural gas properties.

The Energy Policy Act of 2005 exempts hydraulic fracturing from federal regulation under the SDWA, provided that diesel fuel is not used in the fracturing process. In addition, in February 2014, the EPA published final guidance that broadly defined diesel fuel and which requires the issuance of a Class II Underground Injection Control permit for hydraulic fracturing treatments using diesel fuel. These requirements may cause additional costs and delays in the hydraulic fracturing process using diesel fuel. Further, in each session of Congress since 2009, legislation has been introduced that would have repealed the hydraulic fracturing exemption. If similar legislation were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements. Such federal legislation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing.

Additionally, certain states in which our properties are located, including Oklahoma, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, pursuant to legislation adopted by the State of Texas in June 2011, the Railroad Commission of Texas enacted a rule in December 2011, requiring public disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit well drilling in general and/or hydraulic fracturing in particular. In response to a 2014 ballot initiative by the voters of the City of Denton, Texas banning hydraulic fracturing, the Texas legislature enacted a statute preempting local government regulation of oil and gas activities, including hydraulic fracturing. In other states, however, local governments may retain the ability to directly or indirectly regulate hydraulic fracturing. State and local governments may also seek to regulate or recover costs of activities tangentially associated with hydraulic fracturing, such as increased truck traffic. In the event state, local, or municipal legal restrictions are adopted in areas where our properties are located, the cost of the operators of our oil and natural gas properties to comply with such requirements may be significant in nature, which may cause delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even preclude the operators from drilling wells.

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

Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the EPA has begun to adopt regulations to report and reduce emissions of greenhouse gases. Any such regulations may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among approximately 195 nations that signed an international accord in December 2015, the so called Paris Agreement, which became effective in 2016, with the objective of limiting greenhouse gas emissions. Although the U.S. took steps to withdraw from the Paris Agreement during President Trump’s administration, the earliest date of withdrawal under the terms of the agreement was November 4, 2020, one day after the 2020 U.S. Presidential election. President Biden issued an Executive Order on January 20, 2021 committing to rejoin the Paris Agreement. Although the Paris Agreement does not include obligations that are directly binding on companies, additional GHG reduction regulatory requirements may be issued in an effort to help meet the U.S. commitments under the Paris Agreement.

Although it is not possible at this time to predict whether or when Congress may act on climate change legislation, or whether EPA may promulgate additional regulation of GHGs from the oil and gas industry, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require oil and gas operators that develop our properties to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas produced from the Royalty Properties.

Finally, it should be noted that, recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.

The new Biden administration, acting through the executive branch or in coordination with Congress, could enact rules and regulations that reduce our revenues and cash distributions in the future or increase operating costs for the oil and natural gas production from our properties.

During the campaign, President Biden stated that, if elected President, he would issue Executive Orders to permanently protect certain federal lands, establish monuments, restrict new oil and gas permitting on public lands and waters, and modify royalties to account for climate costs. In January 2021, President Biden signed an Executive Order temporarily suspending oil and gas permitting on federal lands and waters for 60 days. In addition, President Biden has indicated that his administration is likely to pursue more stringent methane pollution limits for new and existing oil and gas operations. These efforts, among others, are intended to support Mr. Biden’s stated goal of addressing climate change. Potential actions of a Democratic-controlled Congress include imposing more restrictive laws and regulations pertaining to permitting, limitations on greenhouse gas emissions, increased requirements for financial assurance and bonding for decommissioning liabilities, and carbon taxes. Any of these administrative or Congressional actions could adversely affect our revenues and cash distributions by requiring oil and gas operators that develop our properties to incur increased operating costs and could have an adverse effect on the amount of and demand for the oil and natural gas produced from our properties.

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

The outcome of pending litigation related to the Dakota Access Pipeline and any related executive orders could have a material adverse effect on our revenue and cash distributions.

In connection with ongoing litigation initiated in February 2017 by the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe contesting the validity of the process used by the United States Army Corps of Engineers (the “Army Corps”) to permit the Dakota Access Pipeline, on July 6, 2020, the United States Court for the District of Columbia (the “Court”) issued an order vacating the Army Corps’ easement for the Dakota Access Pipeline and requiring that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the Army Corps appealed the decision and filed a motion for a stay pending appeal with the United States Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals granted a temporary administrative stay to allow the Court time to consider briefing on whether to continue the stay until the appeal is decided on the merits. On January 26, 2021, the Court of Appeals affirmed that part of the lower court decision vacating the Army Corps’ easement while it prepares a new environmental impact statement, but reversed the lower court’s order to shut down the pipeline because the lower court had not properly evaluated such a move under the applicable test under case law. As stated by the Court of Appeals, the Army Corps is within its authority to shut down the pipeline and the Court of Appeals would expect the Army Corps to make that decision “promptly.” On February 9, 2021, the Army Corps, through the Department of Justice, sought a delay of the proceedings to give lawyers time to brief the new presidential administration on the background of the Dakota Access Pipeline matter. Accordingly, the continued operation of Dakota Access Pipeline in the future is uncertain, and an Executive Order by President Biden could significantly impact the Dakota Access Pipeline. While this litigation does not directly impact our operations, we derive a significant amount of revenue from the Royalty Properties and NPIs we hold in the Bakken region, the region for which the Dakota Access Pipeline is intended to be a key pipeline. The outcome of this litigation may have a material adverse affect on our Royalty and NPI revenues derived from the Bakken region based on the timing of future development of wells on, or production of oil and natural gas from, or the method and cost of transportation related to the production on the properties. We have no control over the operation of such properties.

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

Tax Risk Factors

The tax consequences to a unitholder of the ownership and sale of common units will depend in part on the unitholder’s tax circumstances. Each unitholder should consult such unitholder’s own tax advisor about the federal, state and local tax consequences of the ownership of common units.

We generally do not obtain rulings or assurances from the IRS or state or local taxing authorities on matters affecting us.

We generally have not requested, and do not intend to request, rulings from the Internal Revenue Service, or IRS, or state or local taxing authorities with respect to owning and disposing of our common units or other matters affecting us. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of those conclusions or positions taken or expressed by us, and some or all of those conclusions or positions ultimately may not be sustained. Our unitholders and General Partner will bear, directly or indirectly, the costs of any contest with the IRS or other taxing authority. In 2020, we obtained a ruling from the IRS permitting us to aggregate the Minerals NPI, including the previously aggregated Maecenas NPI, Bradley NPI, Republic NPI, and Spinnaker NPI for federal income tax purposes effective January 1, 2020.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states have subjected, or are evaluating ways to subject, partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders. Therefore, treatment of us as a corporation or the assessment of a material amount of entity-level taxation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

Under current law, we believe that our royalty income is qualifying income for purposes of Section 7704(d)(1)(E) of the Internal Revenue Code (the “Code”). If the current law remains effective in its current form, we believe we will continue to be able to meet the qualifying income requirement. However, there can be no assurance that there will not be changes to the federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership for federal income tax purposes in the future.

Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to be treated as a partnership for federal income tax purposes or otherwise adversely affect us. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

The recently enacted 20% deduction for certain pass-through income may not be available for our unitholders’ allocable share of our net income, in which case our unitholders’ tax liability with respect to ownership and disposition of our units may be materially higher than if the deduction is available.

For taxable years beginning after December 31, 2017 and ending on or before December 31, 2025, an individual taxpayer may generally claim a deduction in the amount of 20% of its allocable share of certain publicly traded partnership income, including generally, among other items, the net amount of its items of income, gain, deduction, and loss from a publicly traded partnership’s U.S. trade or business. Because we own only non-operated, passive mineral and royalty interests, most or all of the income that we now generate, or will generate in the future, may not be “qualifying publicly traded partnership income” eligible for the 20% deduction. If the deduction is not available, our unitholders’ tax liability from ownership and disposition of our units may be materially higher than if the deduction is available. We urge our unitholders to consult with their tax advisors regarding the availability of the 20% deduction on any income allocated from us.

The IRS could reallocate items of income, gain, deduction and loss between transferors and transferees of common units if the IRS does not accept our monthly convention for allocating such items.

In general, each of our items of income, gain, loss and deduction will, for federal income tax purposes, be determined annually, and one twelfth of each annual amount will be allocated to those unitholders who hold common units on the last business day of each month in that year. In certain circumstances we may make these allocations in connection with extraordinary or nonrecurring events on a more frequent basis. As a result, transferees of our common units may be allocated items of our income, gain, loss and deduction realized by us prior to the date of their acquisition of our common units. The U.S. Treasury Department has issued final Treasury regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferors and transferee unitholders. Nonetheless, if the IRS challenges our method of allocation, our income, gain, loss and deduction may be reallocated among our unitholders and our General Partner, and our unitholders may have more taxable income or less taxable loss. Our General Partner is authorized to revise our method of allocation between transferors and transferees, as well as among our other unitholders whose common units otherwise vary during a taxable period, to conform to a method permitted or required by the Code and the regulations or rulings promulgated thereunder.

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

We have adopted a reporting convention that will enable our unitholders to track the basis of their individual common units or unit groups and use this basis in calculating their basis adjustments under Section 743 of the Code and gain or loss on the sale of common units. This method does not comply with an IRS ruling that requires a portion of the combined tax basis of all common units to be allocated to each of the common units owned by a unitholder upon a sale or disposition of less than all of the common units and may be challenged by the IRS. If such a challenge is successful, our unitholders may recognize more taxable income or less taxable loss with respect to common units disposed of and common units they continue to hold.

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

If a unitholder sells or otherwise disposes of a common unit, the transferee generally is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from distributions to the transferee amounts that should have been withheld by the transferee but were not withheld. Final regulations issued on October 7, 2020, provide rules for withholding on the transfer of a partnership interest in a publicly traded partnership. However, the Treasury Department and the IRS have suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, that occur before January 1, 2022. For transfers of our common units occurring on or after January 1, 2022, withholding will be required on open market transactions, but in the case of a transfer made through a broker, a partner’s share of liabilities will be excluded from the amount realized. In addition, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld). Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

Our unitholders will be entitled to deductions for the greater of either cost depletion or (if otherwise allowable) percentage depletion with respect to the oil and natural gas interests owned by us. However, percentage depletion is generally available to a unitholder only if the unitholder qualifies under the independent producer exemption contained in the Code. For this purpose, an independent producer is a person not directly or indirectly involved in the retail sale of oil, natural gas, or derivative products or the operation of a major refinery. If a unitholder does not qualify under the independent producer exemption, the unitholder generally will be restricted to deductions based on cost depletion.

Our unitholders may have more taxable income or less taxable loss on an ongoing basis if the IRS does not accept our method of allocating depletion deductions.

The Code requires that income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for a partnership interest be allocated so that the contributing partner is charged with, or benefits from, unrealized gain or unrealized loss, referred to as “Built-in Gain” and “Built-in Loss,” respectively, associated with the property at the time of its contribution to the partnership. Our partnership agreement provides that the adjusted tax basis of the oil and natural gas properties contributed to us is allocated to the contributing partners for the purpose of separately determining depletion deductions. Any gain or loss resulting from the sale of property contributed to us will be allocated to the partners that contributed the property, in proportion to their percentage interest in the contributed property, to take into account any Built-in Gain or Built-in Loss. This method of allocating Built-in Gain and Built-in Loss is not specifically permitted by the applicable Treasury regulations, and the IRS may challenge this method. Such a challenge, if successful, could cause our unitholders to recognize more taxable income or less taxable loss on an ongoing basis in respect of their common units.

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

The amount of taxable income realized by a unitholder will be dependent upon a number of factors, and so we cannot predict the ratio of the amount of taxable income that will be allocated to a unitholder to the amount of cash that will be distributed to a unitholder. Unitholders will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on their share of taxable income, whether or not they receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

A unitholder may lose his status as a partner of our Partnership for federal income tax purposes if the unitholder lends our common units to a short seller to cover a short sale of such common units.

If a unitholder loans his common units to a short seller to cover a short sale of common units, the unitholder may be considered as having disposed of his ownership of those common units for federal income tax purposes. If so, the unitholder would no longer be a partner of our Partnership for tax purposes with respect to those common units during the period of the loan and may recognize gain or loss from the disposition. As a result, during this period, any of our income, gain, loss or deduction with respect to those common units would not be reportable, and any cash distributions received for those common units would be fully taxable and may be treated as ordinary income.

Foreign, state and local taxes could be withheld on amounts otherwise distributable to a unitholder.

A unitholder may be required to file tax returns and be subject to tax liability in the foreign, state or local jurisdictions where the unitholder resides and in each state or local jurisdiction in which we have assets or otherwise do business. We also may be required to withhold state income tax from distributions otherwise payable to a unitholder, and state income tax may be withheld by others on royalty payments to us.

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

General Risk Factors

Public health threats could have an adverse effect on our Partnership, our cash flow and our industry.

Public health threats and other highly communicable diseases, outbreaks of which have been occurring in across the world, including the United States, could adversely impact our Partnership, drilling activities on our properties and the global economy.

In particular, the outbreak starting in 2020 of a novel coronavirus (COVID-19) has resulted in quarantines, restrictions on travel and a decrease in economic activity across the world, which has resulted in a decrease in demand for hydrocarbons. The COVID-19 pandemic may continue to have a material adverse effect on the demand for hydrocarbons and the prices at which they are sold, which may impact our revenues and operating income, our cash distributions and our business generally. It is impossible to predict the effect of the continued spread, or fear of continued spread, of COVID-19 globally. No assurance can be given that public health threats will not have a material adverse effect, and that any further spread of COVID-19 will not have a material adverse effect, on our business, operations and financial results.

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under "Risk Factors" and elsewhere in this report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, including the recent significant decline in energy prices, public health crises including the worldwide coronavirus (COVID-19) outbreak beginning in early 2020, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

You should read these statements carefully because they may discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other forward-looking information. Before you invest, you should be aware that the occurrence of any of the events herein described in "Item 1A – Risk Factors" and elsewhere in this report and in the Partnership’s other filings with the Securities and Exchange Commission could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our corporate office in Dallas consists of 11,847 square feet of leased office space.

Properties

We own two categories of properties: Royalty Properties and Net Profits Interests (“NPI”).

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profit and leasehold interests in properties located in 587 counties and parishes in 27 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third-party subscription services. Consequently, the exact number of wells producing from or drilling on the Royalty Properties at a given point in time is not easily determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth, as of December 31, 2020, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased.

	Mineral	Royalty	Overriding Royalty	Leasehold
Number of States	27	18	18	8
Number of Counties/Parishes	506	194	144	33
Gross Acres	2,794,000	625,000	211,000	32,000
Net Acres (where applicable)	454,000	-	-	-

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

The following table sets forth, as of December 31, 2020, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	105,000	8,000	Missouri	<500	< 500
Arkansas	49,000	16,000	Montana	366,000	81,000
California	1,000	< 500	Nebraska	3,000	< 500
Colorado	24,000	1,000	New Mexico	47,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	455,000	82,000
Idaho	17,000	2,000	Oklahoma	273,000	19,000
Illinois	5,000	1,000	Oregon	6,000	1,000
Indiana	< 500	< 500	Pennsylvania	10,000	6,000
Kansas	14,000	2,000	South Dakota	55,000	11,000
Kentucky	2,000	1,000	Texas	1,808,000	159,000
Louisiana	133,000	3,000	Utah	6,000	< 500
Michigan	54,000	3,000	Wyoming	29,000	1,000
Mississippi	81,000	9,000

Leasing Activity

We received $0.3 million during 2020 attributable to lease bonus on 11 leases or extension of existing leases and 3 pooling election in lands located in 9 counties in two states. These leases reflected bonus payments ranging up to $20,500/acre and initial royalty terms ranging up to 25%. The following table sets forth a summary of leases and pooling elections consummated during 2020 and 2019.

	2020	2019
Number	14	28
Number of States	2	5
Number of Counties/Parishes	9	14
Average Royalty	21.9%	24.5%
Average Bonus, $/acre(1)	$995	$3,158
Total Lease Bonus(2)	$0.3 million	$3.6 million

(1)	Based on net acreage weighted average.
(2)	Lease Bonus excludes proceeds from assignments of leasehold.

Payments received for gas storage, shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our accompanying consolidated financial statements in other operating revenues.

Net Profits Interests

We own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our General Partner. We refer to Dorchester Minerals Operating LP as the “Operating Partnership.” We receive monthly payments from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit. In the event an NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership. In 2020 we obtained a ruling from the IRS permitting the aggregation of the Minerals NPI, Bradley NPI, Republic NPI, and Spinnaker NPI for federal income tax purposes effective January 1, 2020. The Bradley NPI, Republic NPI, and Spinnaker NPI were aggregated into the Minerals NPI on a prospective basis in our financial results effective October 1, 2020.

From a cash perspective, as of December 31, 2020, the Minerals NPI was in a surplus position and had outstanding capital commitments in the Bakken region equaling cash on hand of $1.4 million.

Acreage Summary

The following tables set forth, as of December 31, 2020, information concerning properties owned by the Operating Partnership and subject to the NPI. Acreage amounts listed under “Leasehold” reflect gross acres leased by the Operating Partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the Operating Partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The Operating Partnership's interest in these properties may be unleased, leased by others or a combination thereof. In addition to amounts listed below, the Operating Partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold(1)
Number of States	12	6	5
Number of Counties/Parishes	61	23	13
Gross Acres	50,000	-	14,000
Net Acres	6,000	-	2,000

(1)

During 2020, the Partnership and affiliates of its General Partner closed the divestitures of our Hugoton and HHC net profits interests. As of December 31, 2019, the Hugoton and HHC net profit interests owned leasehold properties in six states and 51 counties that represented 187,000 gross and 81,000 net acres.

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold(1)		Total
	Gross	Net	Gross	Net	Gross	Net
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
North Dakota	4,000	1,000	<500	<500	4,000	1,000
All Others	44,000	4,000	6,000	<500	50,000	4,000

(1)

During 2020, the Partnership and affiliates of its General Partner closed the divestitures of our Hugoton and HHC net profits interests. As of December 31, 2019, the Hugoton and HHC net profits interests owned leasehold properties that represented 187,000 gross and 81,000 net acres, with the majority of the acreage located in Oklahoma.

The leasehold acreage in Arkansas listed above includes all of the acreage in the Fayetteville Shale properties in which the Operating Partnership participates as a working interest owner.

Productive Well Summary

The following table sets forth, as of December 31, 2020, the approximate combined number of producing wells on the properties subject to the NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by our working interest in those wells.

	Productive Wells/Units(1)(2)
	Gross	Net
Texas	355	15
North Dakota	422	8
All others	217	5
Total	994	28

(1)	Defined as all wells/units for which we received production revenue during the calendar year. Large, multi-well units paid on an aggregate basis are included as one gross well.

(2)

During 2020, the Partnership and affiliates of its General Partner closed the divestitures of our Hugoton and HHC net profits interests. As of December 31, 2019, the Hugoton and HHC net profits interests owned properties with 339 gross and 130 net producing wells, with the majority of the producing wells located in Oklahoma.

Drilling Activity

The following table sets forth first payments received for new wells completed on our Royalty Properties and NPI Properties during 2020. The majority of the activity was concentrated in the Permian Basin and Bakken region. Included in the table below are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

	Royalty Properties	Net Profits Interest
Gross Wells	414	90
Net Wells	3	2
Number of States	7	3
Number of Counties/Parishes	58	11

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the Operating Partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The below table reflects the Partnership's proved developed producing reserves at December 31, 2020. The reserves are based on the reports of independent petroleum engineering consulting firm LaRoche Petroleum Consultants, Ltd. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

The Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. The Partnership’s Chief Operating Officer (“COO”) gathers production information and provides such information to our independent petroleum engineering consulting firm who extrapolates from such information estimates of the reserves attributable to the Royalty Properties and NPI based on their expertise in the oil and natural gas fields where the Royalty Properties and NPI are situated, as well as publicly available information. Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the COO. Our COO has a bachelor’s degree in Petroleum Engineering from the University of Alberta and has worked in the upstream oil and natural gas business in various capacities since 1996. The COO reports directly to the Chief Executive Officer (“CEO”). Our CEO ensures compliance with SEC guidance. Our CEO received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1984 and has been a Registered Professional Engineer in Texas since 1988.

Summary of Oil and Gas Reserves as of Fiscal Year-End
All Proved Developed Producing and located in the United States
	Royalty Properties		Net Profits Interests(1)(2)		Total
Year	Oil(3) (mbbls)	Natural Gas (mmcf)	Oil(3) (mbbls)	Natural Gas (mmcf)	Oil(3) (mbbls)	Natural Gas (mmcf)
2020	7,778	29,964	1,566	3,815	9,344	33,779
2019	7,799	30,990	1,839	14,870	9,638	45,860
2018	6,981	24,327	2,060	19,903	9,041	44,230

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the Operating Partnership’s interests in the properties underlying the Net Profits Interests.
(2)

During 2020, the Partnership and affiliates of its General Partner closed the divestitures of our Hugoton and HHC net profits interests. The Hugoton and HHC net profits interests properties represented 408 mbbls and 9,377 mmcf of fiscal year-end 2019 reserves and 436 mbbls and 13,636 mmcf of fiscal year-end 2018 reserves.

(3)	Oil reserves include volumes attributable to natural gas liquids.

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

A significant field is defined as more than 15% of total proved developed reserves. The Hugoton Field reflected in the prior years’ Net Profits Interests above is the only significant field for at least one of the three years listed. Hugoton Field net sales volumes are listed below:

	Net Sales Volumes by Significant Field
	Oil(1) (mbbls)	Gas (mmcf)
2020(2)	25	899
2019	43	1,494
2018	57	1,542

(1)	Oil net sales volumes include volumes attributable to natural gas liquids.
(2)

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interest. The divestiture was effective September 1, 2020. Net sales volumes for 2020 represent partial year receipts.

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

ITEM 3. LEGAL PROCEEDINGS

The Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on our financial position or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the NASDAQ Global Select Market under the ticker symbol “DMLP”.

As of December 31, 2020, there were 12,542 common unitholders.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2020 Overview

Our results during 2020 were affected by industrywide volatility in terms of COVID-19 pandemic driven demand reductions and price challenges resulting in operator curtailments and decreased activity levels. Significant results include the following:

●	Net income of $21.9 million;

●	Distributions of $48.2 million to our limited partners;

●

Divestiture of our Hugoton net profits interest located in Texas County, Oklahoma and Stevens County, Kansas, to a third party for $5.0 million in proceeds, net of transaction costs and customary holdbacks. This included operated working interests and related properties, our field office and our gathering system and related assets;

●

First payments on 414 gross and three net new wells completed on our Royalty Properties and 90 gross and two net new wells completed on our NPI Properties. The wells were located in 60 counties and parishes in seven states with the majority of the activity concentrated in the Permian Basin and Bakken. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories;

●	Total lease bonus of $0.3 million includes consummation of 14 leases and pooling elections of our mineral interest in undeveloped properties located in nine counties in two states.

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

	Years Ended December 31,
Accrual basis sales volumes:	2020	2019	Change %
Royalty Properties natural gas sales (mmcf)	3,484	3,944	(12)%
Royalty Properties oil sales (mbbls)	921	1,055	(13)%
NPI natural gas sales (mmcf)	2,297	2,832	(19)%
NPI oil sales (mbbls)	538	540	-%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$1.58	$1.78	(11)%
Royalty Properties oil sales ($/bbl)	$34.24	$49.04	(30)%
NPI natural gas sales ($/mcf)	$1.33	$1.84	(28)%
NPI oil sales ($/bbl)	$32.27	$46.85	(31)%

Comparison of the years ended December 31, 2020 and 2019

The decrease in oil sales volumes attributable to our Royalty Properties during 2020 is primarily a result of decreased Permian Basin production due to lower suspense releases on new wells, operator curtailments based on the low commodity price environment, and natural declines, partially offset by higher suspense releases on new wells in the Bakken region and Rockies. The decrease in natural gas sales volumes attributable to our Royalty Properties during 2020 is primarily a result of first and second quarter decreases in production across multiple regions due to operator curtailments based on the low commodity price environment and higher natural declines when compared to the prior year, partially offset by higher suspense releases on new wells in the Bakken, Rockies, and Southeast regions.

Oil sales volumes attributable to our NPI properties remained consistent during 2019 and 2020. The lack of change is primarily a result of higher suspense releases on new wells in the Bakken region and increased production in the Permian Basin, offset by second quarter 2020 Bakken region curtailments due to the low commodity price environment. The decrease in natural gas sales volumes attributable to our NPI properties during 2020 is primarily a result of lower Hugoton Field production contribution due to the September 1, 2020 effective date of the NPI divestiture, declining Fayetteville Shale production, and lower suspense releases on new wells in the Permian Basin compared to 2019, partially offset by increased production in the Permian Basin and Bakken region.

Lease bonus revenue decreased 92% from $3.8 million in 2019 to $0.3 million in 2020. The decrease is primarily a result of higher prior year leasing activity in the Permian Basin when compared to 2020 leasing activity.

Other revenue increased 80% from $0.5 million in 2019 to $0.9 million in 2020. The increase is primarily a result of higher current year favorable normal course of business legal settlements on our Royalty Properties.

Production taxes and operating expenses decreased 14% from $6.6 million in 2019 to $5.7 million in 2020. The decrease is primarily a result of lower production taxes due to lower oil and natural gas sales volumes and lower oil and natural gas prices, partially offset by higher oil and natural gas transportation costs in the Permian Basin and Bakken region.

Depreciation, depletion and amortization decreased 11% from $13.3 million in 2019 to $11.9 million in 2020. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions.

General and administrative expenses increased 23% from $6.1 million in 2019 to $7.5 million in 2020. The increase is primarily a result of higher non-recurring land information technology project costs of $0.6 million, higher public company compliance costs, and non-recurring Hugoton and Huffman NPI divestiture transaction and severance costs of $1.0 million, partially offset by lower employee bonus expense.

Net cash provided by operating activities decreased 40% from $66.1 million in 2019 to $39.4 million in 2020. The decrease is primarily a result of lower operating revenues largely driven by lower oil and natural gas sales volumes and realized prices for Royalty properties, lower natural gas sales volumes and oil and natural gas realized prices for NPI properties, and lower lease bonus revenue in 2020 when compared to 2019.

Huffman Acquisition

On March 29, 2019, the Partnership acquired producing and nonproducing mineral, royalty and net profits interests pursuant to a Contribution and Exchange Agreement (the "Contribution and Exchange Agreement") with H. Huffman & Co., A Limited Partnership, an Oklahoma limited partnership (“HHC”), The Buffalo Co., A Limited Partnership, an Oklahoma limited partnership (“TBC” and, together with HHC, the “Acquired Entities”), Huffman Oil Co., L.L.C., an Oklahoma limited liability company, and the equity holders of the Acquired Entities (the “Huffman Acquisition"). The mineral and royalty properties acquired pursuant to the Contribution and Exchange Agreement consisted of varying undivided interests totaling approximately 76,000 net acres located in 169 counties in 14 states, including positions in the Bakken region of North Dakota and interests in multiple enhanced oil recovery units in the Permian Basin. In addition to conveying mineral, royalty and net profits interests to the Partnership, the Acquired Entities delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2019 through March 29, 2019 of $1.4 million (including adjustments made post-closing). The contributing entities conveyed their interests to the Partnership and affiliates of its General Partner in exchange for 2,400,000 common limited partnership units.

On October 21, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our immaterial HHC entity, including all associated working interest properties and net profits interest.

Net Profits Interest Divestiture

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interest located in Texas County, Oklahoma and Stevens County, Kansas to a third party. In accordance with the full cost method of accounting, as the divestiture did not represent a significant portion of the Partnership’s reserves, gross divestiture proceeds of $5.7 million were credited to the oil and natural gas properties full cost pool as of December 31, 2020. Transaction costs of $0.5 million are included in general and administrative expenses on the consolidated income statement for the year ended December 31, 2020. Holdbacks of $0.2 million are included in trade and other receivables on the consolidated balance sheet as of December 31, 2020. Final net proceeds from the sale are subject to customary holdbacks and post-closing adjustments.

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

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPI and the Royalty Properties. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from NPIs and the Royalty Properties (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See below for the dates of cash distributions to unitholders.

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the ongoing COVID-19 pandemic and continued oil and natural gas market volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the ongoing COVID-19 pandemic, which are beyond our control. If market conditions were to change due to further declines in oil prices or uncertainty created by the ongoing COVID-19 pandemic, and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced.  We continue to evaluate potential reductions in all discretionary spending. The current economic environment is volatile, and therefore, we cannot predict the ultimate impact on our liquidity or cash flows.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to unitholders.

Liquidity and Working Capital

Cash and cash equivalents were $11.2 million as of December 31, 2020 and $15.3 million as of December 31, 2019.

Distributions

Distributions to limited partners and the General Partner related to cash receipts were as follows:

					In Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2019	4th	February 3, 2020	February 13, 2020	$0.361242	$12,528	$425
2020	1st	May 4, 2020	May 14, 2020	0.477891	16,573	472
2020	2nd	August 3, 2020	August 13, 2020	0.226318	7,849	202
2020	3rd	November 2, 2020	November 12, 2020	0.325612	11,292	298
	Total distributions paid in 2020				$48,242	$1,397
2020	4th	February 1, 2021	February 11, 2021	$0.242260	$8,402	$279

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interests

We receive monthly payments from the Operating Partnership equal to 96.97% of the net proceeds actually realized by the Operating Partnership from the properties underlying the Net Profits Interest (or “NPI”). The Operating Partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The Operating Partnership made NPI payments to us totaling $19.6 million during October 2019 through September 2020, which payments reflected 96.97% of total net proceeds of $20.2 million realized from September 2019 through August 2020. Net proceeds realized by the Operating Partnership during September through November 2020 were reflected in NPI payments made during October through December 2020. These payments were included in the fourth quarter distribution paid in early 2021 and are excluded from this 2020 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the above described costs including cash reserves, our net cash receipts from the Royalty Properties during October 2019 through September 2020 were $30.0 million, of which $28.8 million (96%) was distributed to the limited partners and $1.2 million (4%) was distributed to the General Partner. Proceeds received by us from the Royalty Properties during October through December 2020 became part of the fourth quarter distribution paid in early 2021, which is excluded from this 2020 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2019 through September 2020 demonstrates the method:

	In Thousands
	Limited Partners	General Partner
4% of net cash receipts from Royalty Properties	$ __	$1,201
96% of net cash receipts from Royalty Properties	28,816	__
1% of NPI payments to our Partnership	__	196
99% of NPI payments to our Partnership	19,426	__
Total distributions	$48,242	$1,397
Operating Partnership share (3.03% of net proceeds)		613
Total General Partner share		$2,010
% of total	96%	4%

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

During the period October 2019 through September 2020, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Available cash is defined as all cash and cash equivalents on hand at the end of that quarter (other than cash proceeds received by the Partnership from public or private offering of securities of the Partnership), less any amount of cash reserves that our General Partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable laws or agreements or obligations to which we may be subject. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes and professional services). These amounts generally are not held for periods over one year.

Fourth Quarter 2020 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2020 fourth quarter totaled $8.2 million. These receipts generally reflect oil sales during September through November 2020 and natural gas sales during August through October 2020. The average indicated prices for oil and natural gas sales during the 2020 fourth quarter attributable to the Royalty Properties were $35.08/bbl and $1.60/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the 2020 fourth quarter totaled $1.7 million. These receipts generally reflect oil and natural gas sales from the properties underlying the NPI during August through October 2020. The average indicated prices for oil and natural gas sales during the 2020 fourth quarter attributable to the NPI were $28.52/bbl and $1.39/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our General Partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2020, the reimbursement amounts actually paid or accrued were less than the limitation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2020.

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

3.16	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2019)
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

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

Number	Description
10.6	Dorchester Minerals Operating LP Equity Incentive Program (incorporated by reference to Annex A to Dorchester Minerals’ Proxy Statement on Schedule 14A filed with the SEC on March 16, 2015)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1*	Report of LaRoche Petroleum Consultants, Ltd.
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

*	Filed herewith
**	Furnished herewith

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

Date: February 25, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 25, 2021	H.C. Allen, Jr. Manager Date: February 25, 2021

/s/ James E. Raley	/s/ Allen D. Lassiter
James E. Raley Vice Chairman and Manager Date: February 25, 2021	Allen D. Lassiter Manager Date: February 25, 2021

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: February 25, 2021	C. W. Russell Manager Date: February 25, 2021

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 25, 2021	Robert C. Vaughn Manager Date: February 25, 2021

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in partnership capital, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 1998.

Dallas, Texas

February 25, 2021

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31,

(In Thousands)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$11,232	$15,339
Trade and other receivables	5,075	7,061
Net profits interests receivable—related party	1,914	5,882
Total current assets	18,221	28,282

Oil and natural gas properties (full cost method)	399,324	405,670
Accumulated full cost depletion	(331,361)	(319,544)
Total	67,963	86,126

Leasehold improvements	989	989
Accumulated amortization	(238)	(146)
Total	751	843

Operating lease right-of-use asset	1,392	1,632
Total assets	$88,327	$116,883

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$1,578	$2,052
Operating lease liability	300	310
Total current liabilities	1,878	2,362

Operating lease liability	1,885	2,185
Total liabilities	3,763	4,547

Commitments and contingencies (Note 5)
Partnership capital:
General Partner	536	1,228
Unitholders	84,028	111,108
Total partnership capital	84,564	112,336

Total liabilities and partnership capital	$88,327	$116,883

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31,
(In Thousands, except per unit amounts)

	2020	2019
Operating revenues:
Royalties	$37,043	$58,759
Net profits interests	8,714	15,753
Lease bonus	291	3,756
Other	880	531
Total operating revenues	46,928	78,799

Costs and expenses
Production taxes	1,813	3,043
Operating expenses	3,880	3,604
Depreciation, depletion and amortization	11,909	13,301
General and administrative expenses	7,459	6,086
Total costs and expenses	25,061	26,034
Net income	$21,867	$52,765

Allocation of net income:
General Partner	$705	$1,733
Unitholders	$21,162	$51,032
Net income per common unit (basic and diluted)	$0.61	$1.50
Weighted average basic and diluted common units outstanding	34,680	34,126

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31,

(In Thousands)

		General Partner	Unitholders	Total	Unitholder Units
2019
	Balance at January 1, 2019	$1,826	$84,821	$86,647	32,280
	Net income	1,733	51,032	52,765	-
	Acquisition of assets for units	-	43,824	43,824	2,400
	Distributions ($2.012958 per Unit)	(2,331)	(68,569)	(70,900)	-
	Balance at December 31, 2019	$1,228	$111,108	$112,336	34,680
2020
	Net income	705	21,162	21,867	-
	Distributions ($1.391063 per Unit)	(1,397)	(48,242)	(49,639)	-
	Balance at December 31, 2020	$536	$84,028	$84,564	34,680

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31,

(In Thousands)

	2020	2019
Cash flows from operating activities:
Net income	$21,867	$52,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,909	13,301
Amortization of operating lease right-of-use asset	240	256
Changes in operating assets and liabilities:
Trade and other receivables	2,206	395
Net profits interests receivable—related party	3,968	(684)
Accounts payable and other current liabilities	(474)	324
Operating lease liability	(310)	(248)
Net cash provided by operating activities	39,406	66,109

Cash flows provided by investing activities:
Net cash contributed in acquisitions	-	1,406
Proceeds from the sale of oil and natural gas properties	6,126	439
Total cash flows provided by investing activities	6,126	1,845

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(49,639)	(70,900)
Decrease in cash and cash equivalents	(4,107)	(2,946)
Cash and cash equivalents at beginning of year	15,339	18,285
Cash and cash equivalents at end of year	$11,232	$15,339

Non-cash investing and financing activities:
Fair value of common units issued for acquisition	$-	$43,824

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

1.	General and Summary of Significant Accounting Policies

Nature of Operations — In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and nonproducing natural gas and crude oil royalty, net profits, and leasehold interests in 587 counties and 27 states. We are a publicly traded Delaware limited partnership that was formed in December 2001 and commenced operations on January 31, 2003.

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

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from Royalty Properties (which are interests in oil and natural gas leases that give the Partnership the right to receive a portion of the production from the leased acreage, without bearing the costs of such production) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”) operated by non-affiliated entities are particularly subjective due to our inability to gain accurate and timely information. Therefore, actual results could differ from those estimates.

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

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our General Partner.” Our General Partner owns all of the partnership interests in Dorchester Minerals Operating LP, the Operating Partnership. See Note 4 —Related Party Transactions. The General Partner is allocated 4% and 1% of our Royalty Properties’ net revenues and Net Profits Interest proceeds received by the Operating Partnership, respectively.

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

Concentration of Credit Risks and Significant Customers—Our Partnership, as a royalty and NPI owner, has extremely limited involvement and no control over the volumes or method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI. If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or the results of operations.

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

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. Our Partnership did not assign any value to unproved properties as of December 31, 2020, including nonproducing royalty, mineral, and leasehold interests. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years ended December 31, 2020 and 2019.

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

Revenue Recognition — The pricing of oil and natural gas sales from the Royalty Properties and NPI is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and no operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI.

Revenues from Royalty Properties and NPI are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices. Identified differences between our accrued revenue estimates and actual revenue received historically have not been significant.

The Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations. The Partnership’s right to revenues from Royalty Properties and NPI occurs at the time of production, at which point, payment is unconditional, and no remaining performance obligation exists for the Partnership. Accordingly, the Partnership’s revenue contracts for Royalty Properties and NPI do not generate contract assets or liabilities.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

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

Recent Events – In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and throughout the second, third, and fourth quarters of 2020 and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production has declined, a significant crude oil price recovery is not expected until global supply matches current lower levels of demand caused by a number of factors, including the uncertainty around the extent and timing of an economic recovery due to the continued COVID-19 pandemic. The effects of COVID-19 and concerns regarding its domestic and global spread, as well as the actions by Russia and Saudi Arabia in the first and second quarters of 2020, could continue to negatively impact the domestic and international supply and demand for oil and natural gas, to sustain continued price volatility and impact the price paid for oil and natural gas and to materially and adversely affect the demand for and marketability of oil and natural gas production.

We are closely monitoring the current and potential impact of the COVID-19 pandemic and future OPEC actions on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees and operators. The impact of the COVID-19 pandemic and the related economic downturn and the historically low oil and natural gas prices on the account of the oil price war between OPEC and other oil producing countries is rapidly evolving. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19, the duration of the outbreak domestically and worldwide, additional governmental or other actions taken to combat COVID-19 and the effect COVID-19 and the current depressed oil prices will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

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

The Partnership subsequently filed an acquisition shelf registration statement on Form S-4 that became effective June 6, 2019 and a shelf registration statement on Form S-3 that became effective August 21, 2019. At present, 20,000,000 units remain available for issuance under the Partnership's registration statements.

On October 21, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our immaterial HHC entity, including all associated working interest properties and net profits interest.

3.	Net Profits Interest Divestiture

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interest located in Texas County, Oklahoma and Stevens County, Kansas to a third party. In accordance with the full cost method of accounting, as the divestiture did not represent a significant portion of the Partnership’s reserves, gross divestiture proceeds of $5.7 million were credited to the oil and natural gas properties full cost pool as of December 31, 2020. Transaction costs of $0.5 million are included in general and administrative expenses on the consolidated income statement for the year ended December 31, 2020. Holdbacks of $0.2 million are included in trade and other receivables on the consolidated balance sheet as of December 21, 2020. Final net proceeds from the sale are subject to customary holdbacks and post-closing adjustments.

4.	Related Party Transactions

Our General Partner owns all of the partnership interests in the Operating Partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPI, and provides day-to-day operational and administrative services to us and the General Partner. In accordance with our partnership agreement, we reimburse the General Partner for certain allocable general and administrative costs, including rent, salaries, and employee equity and benefit plans that are not direct expenses. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2020 and 2019. Additionally, certain reimbursable direct expenses such as professional and regulatory fees, as well as certain general and administrative costs that are related to regulatory matters, are not limited. Significant activity between the Partnership and the Operating Partnership consists of the following:

	In Thousands
	2020	2019
Net profits interests receivable	$1,914	$5,882
Net profits interests revenue	$8,714	$15,753
General and administrative amounts payable	$486	$894
Total general and administrative expenses	$2,905	$2,188

5.	Commitments and Contingencies

Our Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

6.	Distribution To Holders Of Common Units

During 2020 and 2019, distributions were paid on 34,679,774 units. Fourth quarter distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2021.

7.	Leases

The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. At lease commencement, the Partnership concluded the Office Lease was an operating lease. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000 and the Partnership received lease incentives of $0.7 million.

Lease expense for the years ended December 31, 2020 and 2019 was as follows:

	In Thousands
	2020	2019
Operating lease expense	$262	$262

Supplemental cash flow information related to leases was as follows:

	In Thousands
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$332	$254

ROU asset obtained in exchange for operating lease liability	$-	$1,888

Supplemental balance sheet information related to leases was as follows:

	2020	2019
Weighted-Average Remaining Lease Term (months)
Operating lease	98	110

Weighted-Average Discount Rate
Operating lease	5%	5%

Maturities of lease liabilities are as follows:

In Thousands
2020
2021	$338
2022	344
2023	350
2024	356
2025	362
Thereafter	1,185
Total lease payments	2,935
Less amount representing interest	(750)
Total lease obligation	$2,185

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Oil and Natural Gas Reserve and Standardized Measure

The NPI represents a net profit overriding royalty interest in various properties owned by the Operating Partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 587 counties and parishes in 27 states. Amounts set forth herein attributable to the NPI reflects our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2020 that would have a material effect on our estimated proved developed reserves.

In accordance with U.S. GAAP and Securities and Exchange Commission rules and regulations, the following information is presented with regard to the Royalty Properties and NPI oil and natural gas reserves, all of which are proved, developed, and located in the United States. These rules require inclusion as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves. The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures are petroleum engineers’ reserve studies which contain estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Changes in production costs may result in significant revisions to previous estimates of proved reserves and their future value. Therefore, the standardized measure is not necessarily a best estimate of the fair value of oil and natural gas properties or of future net cash flows.

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves. The Standardized Measure of Discounted Future Net Cash Flows reflects adjustments for fuel, shrinkage, and pipeline loss.

	Oil (mbbls)			Natural Gas (mmcf)
	2020	2019	2018	2020	2019	2018
Estimated quantity, beginning of year	9,638	9,041	8,311	45,860	44,230	46,921
Revisions in previous estimates (1)	1,368	1,394	2,020	(1,853)	6,466	3,451
Purchase of minerals in place (2)	-	788	-	-	1,933	-
Sales of minerals in place (3)	(203)	-	-	(4,447)	-	-
Production	(1,459)	(1,585)	(1,290)	(5,781)	(6,769)	(6,142)
Estimated quantity, end of year	9,344	9,638	9,041	33,779	45,860	44,230

(1) Changes in oil reserves for the years ended December 31, 2020, 2019, and 2018, include upward revisions of 1,368 mbbls, 1,394, mbbls and 2,020 mbbls, respectively, predominately due to ongoing development on our Permian Basin and Bakken properties and well performance exceeding previous projections in various areas and partially offset by reductions in the estimated economic lives and future reserves of various properties in the Bakken due to declines in oil prices.

Changes in natural gas reserves for the years ended December 31, 2020, 2019, and 2018 include a downward revision of 1,853 mmcf in 2020 primarily as a result of reductions in the estimated economic lives and future reserves of various properties in the Bakken, Barnett Shale and Fayetteville Shale due to declines in natural gas prices, partially offset by ongoing development on our Permian Basin and Bakken properties and well performance exceeding previous projections in various areas, an upward revision of 6,466 mmcf in 2019 primarily as a result of increased Permian Basin and East Texas activity, partially offset by decreased activity in the Hugoton Field, and an upward revision of 3,451 mmcf in 2018 primarily as a result of increased Permian Basin activity.

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

(3) During 2020, the Partnership and affiliates of its General Partner closed the divestitures of our Hugoton and HHC net profits interests. The Hugoton and HHC net profits interests properties represented 408 mbbls and 9,377 mmcf of 2019 end of year reserves and 436 mbbls and 13,636 mmcf of 2018 end of year reserves.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2020	2019	2018
Future estimated gross revenues	$316,871	$452,992	$534,758
Future estimated production costs	(17,373)	(25,542)	(29,668)
Future estimated net revenues	299,498	427,450	505,090
10% annual discount for estimated timing of cash flows	(162,666)	(218,616)	(256,826)
Standardized measure of discounted future estimated net cash flows	$136,832	$208,834	$248,264
Sales of oil and natural gas produced, net of production costs	$(40,064)	$(67,865)	$(56,834)
Net changes in prices and production costs	(48,962)	(51,526)	49,476
Net change due to purchase of minerals in place	-	17,843	-
Net change due to sales of minerals in place	(10,260)	-	-
Revisions of previous quantity estimates	11,519	49,492	55,647
Accretion of discount	20,883	24,826	18,214
Change in production rate and other	(5,118)	(12,200)	(385)
Net change in standardized measure of discounted future estimated net cash flows	$(72,002)	$(39,430)	$66,118
Depletion of oil and natural gas properties (dollars per mcfe)	$0.81	$0.81	$0.65
Property acquisition costs	$-	$42,904	$-
Average oil price per barrel (1)(2)	$32.43	$44.38	$56.38
Average natural gas price per mcf (1)	$1.04	$1.72	$2.44

(1)	Includes Royalty and NPI prices combined by volumetric proportions.
(2)	Includes oil and natural gas liquids prices combined by volumetric proportions.