Form 10-Q
period 2021-03-31
DORCHESTER MINERALS, L.P.
filed 2021-05-06
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of common units representing limited partnership interests outstanding as of May 6, 2021: 34,679,774

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors" in the Partnership’s annual report on Form 10-K and in this report, in its other filings with the Securities and Exchange Commission and elsewhere in this report.  Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, including the recent significant decline in energy prices, public health crises including the worldwide coronavirus (COVID-19) outbreak beginning in early 2020, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other forward-looking information. Before you invest, you should be aware that the occurrence of any of the events herein described in “Item 1A – Risk Factors" in the Partnership’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

See attached financial statements on the following pages.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$13,322	$11,232
Trade and other receivables	7,183	5,075
Net profits interest receivable - related party	3,065	1,914
Total current assets	23,570	18,221

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	399,282	399,324
Accumulated full cost depletion	(333,636)	(331,361)
Total	65,646	67,963

Leasehold improvements	989	989
Accumulated amortization	(261)	(238)
Total	728	751

Operating lease right-of-use asset	1,334	1,392

Total assets	$91,278	$88,327

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,485	$1,578
Operating lease liability	298	300
Total current liabilities	1,783	1,878

Operating lease liability	1,811	1,885
Total liabilities	3,594	3,763

Commitments and contingencies (Note 3)

Partnership capital:
General Partner	654	536
Unitholders	87,030	84,028
Total partnership capital	87,684	84,564
Total liabilities and partnership capital	$91,278	$88,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating revenues:
Royalties	$14,371	$9,950
Net profits interest	2,975	5,168
Lease bonus and other	443	358

Total operating revenues	17,789	15,476

Costs and expenses:
Operating, including production taxes	1,521	1,440
Depreciation, depletion and amortization	2,298	3,357
General and administrative expenses	2,169	1,918

Total costs and expenses	5,988	6,715

Net income	$11,801	$8,761

Allocation of net income:
General Partner	$397	$238
Unitholders	$11,404	$8,523
Net income per common unit (basic and diluted)	$0.33	$0.25
Weighted average basic and diluted common units outstanding	34,680	34,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended March 31, 2020
Balance at January 1, 2020	$1,228	$111,108	$112,336	34,680
Net income	238	8,523	8,761
Distributions ($0.361242 per Unit)	(425)	(12,528)	(12,953)
Balance at March 31, 2020	$1,041	$107,103	$108,144	34,680

Three Months Ended March 31, 2021
Balance at January 1, 2021	$536	$84,028	$84,564	34,680
Net income	397	11,404	11,801
Distributions ($0.242260 per Unit)	(279)	(8,402)	(8,681)
Balance at March 31, 2021	$654	$87,030	$87,684	34,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net cash provided by operating activities	$10,509	$17,840

Cash flows provided by investing activities:
Proceeds from the sale of oil and natural gas properties	262	-

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(8,681)	(12,953)

Increase in cash and cash equivalents	2,090	4,887
Cash and cash equivalents at beginning of period	11,232	15,339

Cash and cash equivalents at end of period	$13,322	$20,226

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

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this Quarterly Report on Form 10-Q. Per unit information is calculated by dividing the income or loss applicable to holders of the Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s 2020 Annual Report on Form 10-K.

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

Recent Events – In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production continues to decline into 2021, a significant recovery is not expected until global supply matches current lower levels of demand caused by a number of factors, including the uncertainty around the extent and timing of an economic recovery due to the continued COVID-19 pandemic. The effects of COVID-19 and concerns regarding its domestic and global spread could continue to negatively impact the domestic and international supply and demand for oil and natural gas and sustain continued price volatility.

We are closely monitoring the current and potential impact of the COVID-19 pandemic and future OPEC actions on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees and operators. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19, the duration of the outbreak domestically and worldwide, additional governmental or other actions taken to combat COVID-19 and the effect COVID-19 will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

Revenue Recognition – Revenues from Royalty Properties and the NPI are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices. Identified differences between our accrued revenue estimates and actual revenue received historically have not been significant.

The Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations. The Partnership’s right to revenues from Royalty Properties and the NPI occurs at the time of production, at which point, payment is unconditional, and no remaining performance obligation exists for the Partnership. Accordingly, the Partnership’s revenue contracts for Royalty Properties and NPI do not generate contract assets or contract liabilities.

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

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interest located in Texas County, Oklahoma and Stevens County, Kansas to a third party. In accordance with the full cost method of accounting, as the divestiture did not represent a significant portion of the Partnership’s reserves, gross divestiture proceeds of $5.7 million were credited to the oil and natural gas properties full cost pool as of December 31, 2020. Final net proceeds from the sale were subject to customary holdbacks and post-closing adjustments. Customary holdbacks of $0.2 million were paid to the Partnership during the first quarter of 2021 and are included in proceeds from the sale of oil and natural gas properties on the condensed consolidated statement of cash flows for the three months ended March 31, 2021.

3.	Commitments and Contingencies

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

Distributions for the first quarter of 2021 and 2020 were paid on 34,679,774 common units. The first quarter 2021 distribution of $0.303441 per common unit will be paid on May 13, 2021. Our partnership agreement requires the second quarter cash distribution to be paid by August 14, 2021.

5.	Subsequent Acquisition of Royalty Properties

On April 30, 2021, the Partnership entered into a contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company ("JSFM"), to acquire overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership. The acquisition is expected to close on June 30, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 581 counties and parishes in 26 states.

As of March 31, 2021, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive monthly payments from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to a Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

The NPI has previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of March 31, 2021, the NPI was in a surplus position and had outstanding capital commitments in the Bakken region equaling cash on hand of $1.4 million.

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

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production continues to decline into 2021, a significant recovery is not expected until global supply matches current lower levels of demand caused by a number of factors, including the uncertainty around the extent and timing of an economic recovery due to the continued COVID-19 pandemic. The effects of COVID-19 and concerns regarding its domestic and global spread could continue to negatively impact the domestic and international supply and demand for oil and natural gas and sustain continued price volatility.

The COVID-19 pandemic and oil and natural gas market volatility have resulted in significant volatility in oil prices over the past year and significant disruption and uncertainty in the oil and natural gas market.

Results of Operations

Net Profits Interest Divestiture

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interest located in Texas County, Oklahoma and Stevens County, Kansas to a third party. In accordance with the full cost method of accounting, as the divestiture did not represent a significant portion of the Partnership’s reserves, gross divestiture proceeds of $5.7 million were credited to the oil and natural gas properties full cost pool as of December 31, 2020. Final net proceeds from the sale were subject to customary holdbacks and post-closing adjustments. Customary holdbacks of $0.2 million were paid to the Partnership and are included in proceeds from the sale of oil and natural gas properties on the condensed consolidated statement of cash flows for the three months ended March 31, 2021.

Three Months Ended March 31, 2021 as compared to Three Months Ended March 31, 2020

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the NPI calculation. Our portion of oil and natural gas sales volumes and average sales prices are shown in the following table.

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2021	2020	% Change
Royalty Properties natural gas sales (mmcf)	740	869	(15%)
Royalty Properties oil sales (mbbls)	246	219	12%
NPI natural gas sales (mmcf)	278	745	(63%)
NPI oil sales (mbbls)	90	184	(51%)

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$2.28	$1.62	41%
Royalty Properties oil sales ($/bbl)	$51.47	$38.97	32%
NPI natural gas sales ($/mcf)	$2.92	$1.15	154%
NPI oil sales ($/bbl)	$49.50	$44.50	11%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the first three months of 2020 to the same period of 2021 is primarily a result of increased Permian Basin production due to higher suspense releases on new wells and prior period adjustments, partially offset by lower suspense releases on new wells in the Bakken region and natural declines in the Permian Basin and Mid-Continent. The decrease in natural gas sales volumes attributable to our Royalty Properties from the first three months of 2020 to the same period of 2021 is primarily a result of decreased Mid-Continent and South Texas production, partially offset by increased production in the Bakken region and Barnett Shale and higher prior period adjustments in the Permian Basin in the first quarter of 2021.

The decrease in oil sales volumes attributable to our NPI properties from the first three months of 2020 to the same period of 2021 is primarily a result of lower suspense releases for new wells in the Bakken region and Permian Basin and decreased production across all regions after 2020 curtailments were restored. The decrease in natural gas sales volumes attributable to our NPI properties from the first three months of 2020 to the same period of 2021 is primarily the result of the absence of production from the Hugoton Field in the first quarter of 2021 due to the Hugoton NPI divestiture in the third quarter of 2020, lower suspense releases on new wells in the Bakken region and Permian Basin, and decreased production in the Mid-Continent.

Operating revenues increased 15% from $15.5 million during the first three months of 2020 to $17.8 million during the same period of 2021. The increase is primarily a result of higher realized prices on Royalty Properties oil and natural gas sales and higher Royalty Properties oil sales volumes, partially offset by lower NPI revenues and lower Royalty Properties natural gas sales volumes.

Operating costs, including production taxes, increased 7% from $1.4 million during the first three months of 2020 to $1.5 million during the same period of 2021. The increase is primarily a result of higher production taxes due to higher oil sales volumes and higher oil and natural gas sales prices, partially offset by lower natural gas sales volumes.

Depreciation, depletion and amortization decreased 32% from $3.4 million during the first three months of 2020 to $2.3 million during the same period of 2021. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions and divestitures.

General and administrative expenses increased 16% from $1.9 million during the first three months of 2020 to $2.2 million during the same period of 2021. The increase is primarily a result of higher compensation expenses, partially offset by lower information technology and consulting project costs.

Net cash provided by operating activities decreased 41% from $17.8 million during the first three months of 2020 to $10.5 million during the same period of 2021. The decrease is primarily a result of lower NPI payment receipts for the first three months of 2021 compared to the same period of 2020.

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

Cash receipts attributable to our Royalty Properties during the first three months of 2021 totaled $10.8 million. Approximately 81% of these receipts reflect oil sales during December 2020 through February 2021 and natural gas sales during November 2020 through January 2021, and approximately 19% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the first quarter of 2021 were $43.62/bbl and $2.34/mcf, respectively.

Cash receipts attributable to our Net Profits Interests during the first three months of 2021 totaled $1.8 million. Approximately 72% of these receipts reflect oil sales and gas sales during November 2020 through January 2021, and approximately 28% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the first quarter of 2021 were $38.94/bbl and $2.17/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital are our cash flows from the NPI and the Royalty Properties. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from NPIs and the Royalty Properties (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 4 to the unaudited Condensed Consolidated Financial Statements included in “Item 1 – Financial Statements” of this Quarterly Report on Form 10-Q for additional information regarding cash distributions to unitholders.

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the COVID-19 pandemic and continued oil and natural gas market volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the ongoing COVID-19 pandemic, which are beyond our control. If market conditions were to change due to further declines in oil prices or uncertainty created by the ongoing COVID-19 pandemic, and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. The current economic environment is volatile, and therefore, we cannot predict the ultimate impact on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents totaled $13.3 million at March 31, 2021 and $11.2 million at December 31, 2020.

Critical Accounting Policies

As of March 31, 2021, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2020 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Partnership's risk factors as disclosed in “Item 1A – Risk Factors” of Part I of the Partnership's annual report on Form 10-K for the year ended December 31, 2020.

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

DORCHESTER MINERALS, L.P.

	By:	Dorchester Minerals Management LP
its General Partner

	By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 6, 2021		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 6, 2021		Chief Financial Officer