Form 10-Q
period 2021-09-30
DORCHESTER MINERALS, L.P.
filed 2021-11-04
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of common units representing limited partnership interests outstanding as of November 4, 2021: 35,404,774

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors" in the Partnership’s annual report on Form 10-K and in this report, in its other filings with the Securities and Exchange Commission and elsewhere in this report.  Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, including significant price fluctuations in energy prices, public health crises including the worldwide coronavirus (COVID-19) outbreak beginning in early 2020, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$22,325	$11,232
Trade and other receivables	10,145	5,075
Net profits interest receivable - related party	4,081	1,914
Total current assets	36,551	18,221

Property and leasehold improvements - at cost:
Oil and natural gas properties (full cost method)	410,827	399,324
Accumulated full cost depletion	(338,976)	(331,361)
Total	71,851	67,963

Leasehold improvements	989	989
Accumulated amortization	(307)	(238)
Total	682	751

Operating lease right-of-use asset	1,222	1,392

Total assets	$110,306	$88,327

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$2,419	$1,578
Operating lease liability	293	300
Total current liabilities	2,712	1,878

Operating lease liability	1,666	1,885
Total liabilities	4,378	3,763

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	860	536
Unitholders	105,068	84,028
Total partnership capital	105,928	84,564
Total liabilities and partnership capital	$110,306	$88,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net operating revenues:
Royalties	$20,031	$10,740	$51,172	$27,195
Net profits interests	3,493	1,681	10,692	7,127
Lease bonus	12	12	456	281
Other	433	112	799	213

Total net operating revenues	23,969	12,545	63,119	34,816

Costs and expenses:
Operating, including production taxes	2,126	1,532	5,291	4,322
Depreciation, depletion and amortization	2,902	3,161	7,684	9,458
General and administrative expenses	910	2,233	3,803	5,464

Total costs and expenses	5,938	6,926	16,778	19,244

Net income	$18,031	$5,619	$46,341	$15,572

Allocation of net income:
General partner	$631	$192	$1,579	$490
Unitholders	$17,400	$5,427	$44,762	$15,082
Net income per common unit (basic and diluted)	$0.49	$0.16	$1.28	$0.43
Weighted average basic and diluted common units outstanding	35,405	34,680	34,927	34,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended September 30, 2020
Balance at July 1, 2020	$629	$91,662	$92,291	34,680
Net income	192	5,427	5,619
Distributions ($0.226318 per Unit)	(202)	(7,849)	(8,051)
Balance at September 30, 2020	$619	$89,240	$89,859	34,680

Three Months Ended September 30, 2021
Balance at July 1, 2021	$831	$104,681	$105,512	35,405
Net income	631	17,400	18,031
Distributions ($0.480528 per Unit)	(602)	(17,013)	(17,615)
Balance at September 30, 2021	$860	$105,068	$105,928	35,405

	General Partner	Unitholders	Total	Unitholder Units
Nine Months Ended September 30, 2020
Balance at January 1, 2020	$1,228	$111,108	$112,336	34,680
Net income	490	15,082	15,572
Distributions ($1.065451 per Unit)	(1,099)	(36,950)	(38,049)
Balance at September 30, 2020	$619	$89,240	$89,859	34,680

Nine Months Ended September 30, 2021
Balance at January 1, 2021	$536	$84,028	$84,564	34,680
Net income	1,579	44,762	46,341
Acquisition of assets for units	-	12,216	12,216	725
Distributions ($1.026229 per Unit)	(1,255)	(35,938)	(37,193)
Balance at September 30, 2021	$860	$105,068	$105,928	35,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Net cash provided by operating activities	$47,461	$32,048

Cash flows provided by investing activities:
Net cash contributed in acquisition of royalty properties	563	-
Proceeds from the sale of oil and natural gas properties	262	5,516
Total cash flows provided by investing activities	825	5,516

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(37,193)	(38,049)

Increase (decrease) in cash and cash equivalents	11,093	(485)
Cash and cash equivalents at beginning of period	11,232	15,339

Cash and cash equivalents at end of period	$22,325	$14,854

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of royalty properties	$12,216	$-

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

Recent Events – In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, actions taken by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing and an increase in demand in the second half of 2020 and into 2021. However, the COVID-19 Delta variant emerged in March 2021 and became highly transmissible in July 2021, which contributed to additional pricing volatility during 2021 to date. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates. Although demand and market prices for oil and natural gas have recently increased, due to the rising energy use and the improvement in U.S. economic activity, we cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. Additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions, particularly if the mid-2021 resurgence and spread of the COVID-19 pandemic continues. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the effect the virus will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

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

On June 30, 2021, pursuant to a contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying overriding royalty interests to the Partnership, JSFM delivered funds to the Partnership in an amount equal to their cash receipts during the period from April 1, 2021 through June 30, 2021 of $0.4 million. During the three months ended September 30, 2021, the Partnership had final settlement net cash receipts from the transaction of $0.3 million. The contributed cash and final settlement net cash receipts, net of capitalized transaction costs of $0.1 million, are included in the net cash contributed in acquisition on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021. The condensed consolidated balance sheet as of September 30, 2021 includes $11.5 million of net oil and natural gas properties acquired in the transaction.

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

The distribution for the third quarter of 2021 will be paid on 35,404,774 common units. The distribution for the third quarter of 2020 was paid on 34,679,774 common units. The third quarter 2021 distribution of $0.507608 per common unit will be paid on November 10, 2021. Our partnership agreement requires the fourth quarter cash distribution to be paid by February 14, 2022.

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

As of September 30, 2021, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive monthly payments from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

The NPI has previously had cumulative revenue that exceeded cumulative costs, such excess constituting net proceeds on which NPI payments were determined. In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of September 30, 2021, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $1.7 million.

Commodity Price Risks

The pricing of oil and natural gas sales is primarily determined by supply and demand in the global marketplace and can fluctuate considerably. As a royalty owner and non-operator, we have extremely limited access to timely information and involvement and no operational control over the volumes of oil and natural gas produced and sold and the terms and conditions on which such volumes are marketed and sold.

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, in early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. Additionally, the Delta variant emerged in March 2021 and became highly transmissible in July 2021, which contributed to additional pricing and demand volatility during 2021 to date. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations became available for COVID-19 since late 2020. As a result, oil and natural gas market prices have improved in response to the increase in demand. Commodity prices have historically been volatile and we cannot predict events which may lead to future fluctuations in these prices. However, additional actions may be required in response to the COVID-19 pandemic on a national, state and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions (including further closures of businesses), particularly if the mid-2021 resurgence and spread of the COVID-19 pandemic continues. The COVID-19 pandemic continues to be dynamic and evolving, and its ultimate duration and effects remain uncertain.

Results of Operations

Acquisition of Royalty Properties

On June 30, 2021, pursuant to a contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership's registration statement on Form S-4. After the issuance, 29,275,000 units remain available for issuance under the Partnership's available registration statements. At closing, in addition to conveying overriding royalty interests to the Partnership, JSFM delivered funds to the Partnership in an amount equal to their cash receipts during the period from April 1, 2021 through June 30, 2021 of $0.4 million. During the three months ended September 30, 2021, the Partnership had final settlement net cash receipts from the transaction of $0.3 million. The contributed cash and final settlement net cash receipts, net of capitalized transaction costs of $0.1 million, are included in the net cash contributed in acquisition on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021.

Net Profits Interest Divestiture

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interest located in Texas County, Oklahoma and Stevens County, Kansas to a third party. In accordance with the full cost method of accounting, as the divestiture did not represent a significant portion of the Partnership’s reserves, gross divestiture proceeds of $5.7 million were credited to the oil and natural gas properties full cost pool as of December 31, 2020. Transaction costs of $0.5 million are included in general and administrative expenses on the condensed consolidated income statements for the three and nine month periods ended September 30, 2020. Final net proceeds from the sale were subject to customary holdbacks and post-closing adjustments. Customary holdbacks of $0.2 million were paid to the Partnership and are included in proceeds from the sale of oil and natural gas properties on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021.

Three and Nine Months Ended September 30, 2021 as compared to Three and Nine Months Ended September 30, 2020

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the NPI calculation. Our portion of oil and natural gas sales volumes and average sales prices are shown in the following table.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Accrual basis sales volumes:	2021	2020	% Change	2021	2020	% Change
Royalty properties natural gas sales (mmcf)	971	973	-%	2,725	2,681	2%
Royalty properties oil sales (mbbls)	271	260	4%	742	706	5%
NPI natural gas sales (mmcf)	304	528	(42%)	997	1,884	(47%)
NPI oil sales (mbbls)	80	125	(36%)	267	426	(37%)

Accrual basis average sales price:
Royalty properties natural gas sales ($/mcf)	$3.74	$1.33	181%	$3.24	$1.37	136%
Royalty properties oil sales ($/bbl)	$60.65	$36.34	67%	$57.06	$33.31	71%
NPI natural gas sales ($/mcf)	$4.88	$1.37	256%	$3.71	$1.36	173%
NPI oil sales ($/bbl)	$62.75	$32.33	94%	$56.58	$35.39	60%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

Oil sales volumes attributable to our Royalty Properties remained consistent from the third quarter of 2020 versus the same period of 2021. This is primarily a result of increased Permian Basin production due to higher suspense releases on new wells in the second quarter of 2021 compared to the same period of 2020, offset by lower suspense releases on new wells in the Rockies in the third quarter of 2021 compared to the same period of 2020 and natural production declines in the Bakken region, Rockies, and Mid-Continent. Oil sales volumes attributable to our Royalty Properties remained consistent from the first nine months of 2020 to the same period of 2021. This is primarily a result of increased Permian Basin production due to higher suspense releases on new wells and prior period adjustments, partially offset by lower suspense releases on new wells in the Bakken region and Rockies and natural production declines in the Bakken region and Mid-Continent. Natural gas sales volumes attributable to our Royalty Properties remained consistent from the third quarter of 2020 versus the same period of 2021. This is primarily a result of increased Permian Basin and Bakken region production and higher suspense releases on new wells in the Permian Basin and Mid-Continent in the second quarter of 2021 compared to the same period of 2020, offset by lower suspense releases on new wells in the Southeast in the second quarter of 2021 compared to the same period of 2020 and natural production declines in the Rockies and South Texas. Natural gas sales volumes attributable to our Royalty Properties remained consistent from the first nine months of 2020 to the same period of 2021. This is primarily a result of higher suspense releases on new wells in the Permian Basin and increased production in the Permian Basin and Barnett Shale being largely offset by lower suspense releases on new wells in the Rockies and decreased production in other areas of Texas.

The decrease in oil sales attributable to our NPI properties from the third quarter of 2020 to the same period of 2021 is primarily a result of decreased production in the Permian Basin and natural production declines in the Bakken region and Mid-Continent. The decrease in oil sales volumes attributable to our NPI properties from the first nine months of 2020 to the same period of 2021 is primarily a result of lower suspense releases for new wells in the Bakken region and Permian Basin and decreased production across all regions after the 2020 curtailments were restored. The decrease in natural gas sales volumes attributable to our NPI properties from the third quarter and first nine months of 2020 to the same periods of 2021 is primarily the result of the absence of production from the Hugoton Field in the third quarter and first nine months of 2021 due to the Hugoton NPI divestiture in the third quarter of 2020 and decreased production in Mid-Continent, partially offset by increased production in the Bakken region and increased Fayetteville Shale production due to higher prior period adjustments in the second quarter of 2021.

Operating revenues increased 92% from $12.5 million during the third quarter of 2020 to $24.0 million during the same period of 2021. The increase is primarily a result of higher Royalty Properties oil sales volumes, higher Royalty Properties oil and natural gas sales prices, and higher NPI revenues. Operating revenues also increased 81% from $34.8 million during the first nine months of 2020 to $63.1 million during the same period of 2021. The increase is primarily a result of higher Royalty Properties oil and natural gas sales volumes and sales prices and higher NPI revenues.

Operating costs, including production taxes, increased 40% from $1.5 million during the third quarter of 2020 to $2.1 million during the same period of 2021. The increase is primarily a result of higher production taxes due to higher oil sales volumes and higher oil and natural gas sales prices. Operating costs, including production taxes, increased 23% from $4.3 million during the first nine months of 2020 to $5.3 million during the same period of 2021. The increase is primarily a result of higher production taxes due to higher natural gas and oil sales volumes and higher oil and natural gas sales prices, partially offset by lower ad valorem taxes.

Depreciation, depletion and amortization decreased 9% from $3.2 million during the third quarter of 2020 to $2.9 million during the same period of 2021. Depreciation, depletion and amortization also decreased 19% from $9.5 million during the first nine months of 2020 to $7.7 million during the same period of 2021. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions and divestitures.

General and administrative expenses decreased 59% from $2.2 million during the third quarter of 2020 to $0.9 million during the same period of 2021. The decrease is primarily a result of non-recurring Hugoton NPI divestiture transaction costs in the third quarter of 2020 and lower compensation expenses due to the forgiveness of the Operating Partnership’s $0.8 million Paycheck Protection Program loan in the third quarter of 2021, which was applied as a non-recurring credit of compensation costs previously reimbursed between the Partnership and the Operating Partnership, partially offset by higher information technology software costs for the third quarter of 2021 compared to the same period of 2020. General and administrative expenses decreased 31% from $5.5 million during the first nine months of 2020 to $3.8 million during the same period of 2021. The decrease is primarily a result of lower compensation expenses due to the forgiveness of the Operating Partnership’s $0.9 million and $0.8 million Paycheck Protection Program loans in the second and third quarter of 2021, respectively, which were applied as non-recurring credits of compensation costs previously reimbursed between the Partnership and the Operating Partnership, and non-recurring Hugoton NPI divestiture transaction costs in the third quarter of 2020, partially offset by higher information technology software and public company compliance and insurance costs for the first nine months of 2021 compared to the same period of 2020.

Net cash provided by operating activities increased 48% from $32.0 million during the first nine months of 2020 to $47.5 million during the same period of 2021. The increase is primarily a result of higher Royalties revenue receipts, net of operating costs, including production taxes, for the first nine months of 2021 compared to the same period of 2020, partially offset by lower NPI payment receipts for the first nine months of 2021 compared to the same period of 2020.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2021 totaled $17.3 million. Approximately 77% of these receipts reflect oil sales during June 2021 through August 2021 and natural gas sales during May 2021 through July 2021, and approximately 23% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the third quarter of 2021 were $59.96/bbl and $3.03/mcf, respectively.

Cash receipts attributable to our Net Profits Interests during the third quarter of 2021 totaled $3.3 million. Approximately 77% of these receipts reflect oil and natural gas sales during May 2021 through July 2021, and approximately 23% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the third quarter of 2021 were $59.42/bbl and $3.26/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital, on both a short-term and long-term basis, are our cash flows from the NPI and the Royalty Properties. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from NPIs and the Royalty Properties (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 5 to the unaudited Condensed Consolidated Financial Statements included in “Item 1 – Financial Statements” of this Quarterly Report on Form 10-Q for additional information regarding cash distributions to unitholders.

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the spread of COVID-19 and any ongoing variants and continued oil and natural gas market volatility. Although demand and market prices for oil and natural gas have recently increased due to the rising energy use and the improvements in the U.S. economic activity, we cannot predict events that may lead to future price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the evolution of COVID-19 and any ongoing variants, which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Despite recent improvements, the current economic environment is volatile, and therefore, we cannot predict the ultimate impact on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents totaled $22.3 million at September 30, 2021 and $11.2 million at December 31, 2020.

Critical Accounting Policies

As of September 30, 2021, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2020 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period			(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2021	–	July 31, 2021	9,000	(2)	$15.88	9,000	92,709	(1)
August 1, 2021	–	August 31, 2021	3,450	(2)	16.30	3,450	89,259	(1)
September 1, 2021	–	September 30, 2021	-		N/A	-	89,259	(1)
Total			12,450	(2)	$16.00	12,450	89,259	(1)

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: November 4, 2021		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 4, 2021		Chief Financial Officer