Form 10-K
period 2021-12-31
DORCHESTER MINERALS, L.P.
filed 2022-02-24
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2021

or

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

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $549,852,929 as of the last business day of the registrant’s most recently completed second fiscal quarter, based on $16.85 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 24, 2022: 36,984,774

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2022 Annual Meeting of Unitholders to be held on May 18, 2022, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2021.

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

On September 30, 2020, the Partnership and affiliates of its General Partner closed the divestiture of our Hugoton net profits interest located in Texas County, Oklahoma and Stevens County, Kansas. This divestiture to a third party included operated working interests and related properties, our field office and our gathering system and related assets. The Partnership’s share of proceeds from the transaction was $5.2 million, net of transaction costs.

On June 30, 2021, pursuant to a non-taxable contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership's registration statement on Form S-4.

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini 5 Thirty, LP, a Texas limited partnership (“Gemini”), the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership's registration statement on Form S-4.

Our business may be described as the acquisition, ownership and administration of Royalty Properties and NPI. The NPI represents a net profits overriding royalty interest burdening various properties owned by the Operating Partnership. We receive monthly payments equaling 96.97% of the net profits realized by the Operating Partnership from these properties in the preceding month. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 582 counties and parishes in 26 states (“Royalty Properties”).

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our General Partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 40% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have effective registration statements registering an aggregate of 30,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, 27,695,000 units remain available under the Partnership’s registration statements.

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

Significant Customers

If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base and individually insignificant properties, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or the results of operations. Royalty revenues from properties operated by Pioneer Natural Resources Company represented approximately 13% of total operating revenues for the year ended December 31, 2021.

Customer and Commodity Price Risks

The pricing of oil and natural gas sales is primarily determined by supply and demand in the global marketplace and can fluctuate considerably. As a royalty owner and non-operator, we have extremely limited access to timely information and involvement and no operational control over the volumes of oil and natural gas produced and sold or the terms and conditions on which such volumes are marketed and sold.

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to changes in the supply and demand for oil and natural gas in the market, along with domestic and international political and economic conditions.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, in early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. Additionally, multiple variants emerged in 2021 and became highly transmissible, which contributed to additional pricing and demand volatility during 2021 to date. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations became available for COVID-19 since late 2020. As a result, in addition to other changing market conditions, oil and natural gas market prices have improved in response to the increase in demand. Commodity prices have historically been volatile and we cannot predict events which may lead to future fluctuations in these prices. However, additional actions may be required in response to the COVID-19 pandemic on a national, state and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions (including further closures of businesses), particularly if the 2021 resurgence and spread of the COVID-19 pandemic continues. The COVID-19 pandemic continues to be dynamic and evolving, and its ultimate duration and effects remain uncertain.

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

Employees

As of February 24, 2022, the Operating Partnership had 24 full-time employees in our Dallas, Texas corporate office. Due to the ongoing COVID-19 pandemic, we have a rotational work from home program in place. The health and safety of our employees is a high priority. We have added safety measures and protocols in our office to enhance employee and visitor protection against COVID-19.

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

Our unitholders are not able to influence or control the operation or future development of the properties underlying the NPIs. The Operating Partnership is unable to influence the operations or future development of properties that it does not operate. The current operators of the properties underlying the NPIs are under no obligation to continue operating the underlying properties. Our unitholders do not have the right to replace an operator.

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

Cash distributions are affected by production and other costs, most of which are outside of our control.

The cash available for distribution that comes from our royalty and mineral interests, including the NPIs, is directly affected by increases in production costs and other costs. Most of these costs are outside of our control, including costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as drilling additional wells in response to the drilling activity of others.

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

Acreage must be drilled before lease expiration, generally within three years, in order to hold the acreage by production. Our operators’ failure to drill sufficient wells to hold acreage may result in the deferral of prospective drilling opportunities. In addition, our ORRIs may terminate if the underlying acreage is not drilled before the expiration of the applicable lease or if the lease otherwise terminates.

Leases on oil and natural gas properties typically have a term of three years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. In addition, even if production or drilling is established during such primary term, if production or drilling ceases on the leased property, the lease typically terminates, subject to certain exceptions.

Any reduction in our operators’ drilling programs, either through a reduction in capital expenditures or the unavailability of equipment, services, or supplies, could result in the expiration of existing leases. If the lease governing any of our mineral interests expires or terminates, all development rights typically revert back to us, and we may seek new lessees to explore and develop such mineral interests or in some states remain unleased. If the lease underlying any of our ORRIs expires or terminates, our ORRIs that are derived from such lease will also terminate. Any such expirations or terminations of our leases or our ORRIs could materially and adversely affect our financial condition, results of operations and cash flow.

If our operators suspend our right to receive royalty payments due to title or other issues, our business, financial condition, results of operations and cash flows may be adversely affected.

Our business depends, in part, on acquisitions which contribute to the growth of our reserves, production and cash generated from operations. In connection with these acquisitions, we are conveyed record title to mineral and royalty interests. Due to such changes in ownership of mineral interests, the operator of the underlying property has the right, at such operator’s discretion, to investigate and verify the title and ownership of mineral and royalty interests with respect to the properties it operates. If any title or ownership issues are not resolved to its reasonable satisfaction in accordance with customary industry standards, the operator has the right to suspend payment of the related royalty. If an operator of our properties is not satisfied with the documentation we provide to validate our ownership, such operator may suspend our royalty payment until such issues are resolved, at which time we would receive the full royalty payment which we would have otherwise received if not for the payment being suspended, without interest. Certain of our operators impose burdensome documentation requirements for title transfer and may keep royalty payments in suspense for significant periods of time. During the time that an operator puts our assets in pay suspense, we would not receive the applicable mineral or royalty payment owed to us from sales of the underlying oil or natural gas related to such mineral or royalty interest. If a significant amount of our royalty interests are placed in suspense, our results of operations and cash flow may be materially affected.

Title to the properties in which we have an interest may be impaired by title defects.

In our discretion, we may elect not to incur the expense of retaining lawyers to examine the title to our royalty and mineral interests. In such cases, we would rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before acquiring a specific royalty or mineral interest. The existence of a material title deficiency can have a significant adverse effect on the value of an interest and can further materially adversely affect our results of operations, financial condition and cash flows.

We may experience delays in received royalty payments and be unable to replace operators that do not make required royalty payments, and we may not be able to terminate our leases with defaulting lessees if any of the operators on those leases declare bankruptcy.

We may experience delays in receiving royalty payments from our operators, including as a result of delayed division orders received by our operators. Typically, the failure of an operator to make royalty payments to which we are entitled, gives us the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If we repossessed any of our properties, we would seek a replacement operator. However, we cannot guarantee finding a suitable replacement operator in such a circumstance and if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing operator could be subject to a bankruptcy proceeding under Title 11 of the United States Code (the “Bankruptcy Code”), in which case our right to enforce or terminate the lease for any defaults, including non-payment, may be substantially delayed or otherwise at risk. In general, in a proceeding under the Bankruptcy Code, the bankrupt operator would have an extended period of time to decide whether to ultimately reject or assume the lease, which could significantly delay or prevent the execution of a new lease or the assignment of the existing lease to a replacement operator. In the event that an operator rejects the lease, our ability to collect amounts owed to us would be substantially delayed, and our ultimate recovery may be only a fraction of the amount owed or nothing. In addition, if we are able to enter into a new lease with a new operator, there is no guarantee that such replacement operator will achieve the same levels of production or sell oil or natural gas at the same price as the operator it replaced.

We do not currently plan to enter into hedging arrangements with respect to the oil and natural gas production from our properties, and we will be exposed to the impact of decreases in the price of oil and natural gas.

We do not currently plan to enter into hedging arrangements to establish, in advance, a price for the sale of the oil and natural gas produced from our properties. As a result, although we may realize the benefit of any short-term increase in the price of oil and natural gas, we will not be protected against decreases in the price of oil and natural gas or prolonged periods of low commodity prices, which could materially adversely affect our business, results of operation and cash available for distribution. If we enter into hedging arrangements in the future, it may limit our ability to realize the benefit of rising prices and may result in hedging losses.

Competition in the oil and natural gas industry is intense, which may adversely affect our and our operators’ ability to succeed.

The oil and natural gas industry is intensely competitive, and the operators of our properties compete with other companies that may have greater resources or greater access to capital. Many of these companies explore for and produce oil and natural gas, carry on midstream and refining operations, and market petroleum and other products on a regional, national or worldwide basis. In addition, these companies may have a greater ability to continue exploration activities during periods when market prices of oil and natural gas are low. Our operators’ larger competitors may be able to better address the burden of present and future federal, state, local and other laws and regulations more easily than our operators can, which could adversely affect our operators’ competitive position. Our operators may have access to fewer financial and human resources than many companies in our operators’ industry and may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties. Furthermore, the oil and natural gas industry has experienced recent consolidation amongst some operators, which has resulted in certain instances of combined companies with larger resources. Such combined companies may compete against our operators or, in the case of consolidation amongst our operators, may choose to focus their operations on areas outside of our properties. In addition, we cannot guarantee our ability to acquire additional properties and to discover reserves in the future as this will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

A significant portion of the properties subject to the NPIs are properties located in the Bakken region and Permian Basin. Because of this geographic concentration, any regional events, including natural disasters that increase costs, reduce availability of equipment, services, or supplies, reduce demand or limit production may impact the net proceeds payable under the NPIs more than if the properties were more geographically diversified.

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

Cyber incidents or attacks targeting systems and infrastructure used by the oil and natural gas industry may adversely impact our operations, and if we are unable to obtain and maintain adequate protection of our data, our business may be adversely impacted.

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and natural gas industry depends on digital technologies in exploration, development, production, and processing activities. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Our technologies, systems, networks, and those of the operators of our properties, vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business activities. In addition, certain cyber incidents, such as surveillance, may remain undetected for some period of time. While we utilize various procedures and controls to mitigate exposure to such risk, cyber incidents and attacks are evolving and unpredictable. Our information technology systems and any insurance coverage for protecting against cybersecurity risks may not be sufficient. As cyber security threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. It is possible that our business, finances, systems and assets could be compromised in a cyber attack.

The Partnership may be adversely affected by price volatility in the oil and natural gas markets.

Historically, there has been price volatility in the oil and natural gas markets, which have been impacted by a number of factors, including actions by oil producing nations. For example, after OPEC and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production declined, oil prices remained lower than in previous years on account of an oversupply of oil and natural gas, with a simultaneous decrease in demand as a result of the impact of COVID-19 on the global economy. Thereafter, in 2021, oil and natural gas prices significantly rebounded. Although we continue to see sustained improvements in pricing, on account of a number of factors, including unusually high pricing due to extreme winter weather in early 2021, the oil and natural gas markets remain subject to price volatility, which may have a material adverse effect on our cash distributions in periods of lower prices. During periods of substantial declines in prices, such as in 2020, oil and natural gas operators on our properties may suspend drilling programs, which would impact our revenues and operating income. In the event that any wells on our properties are shut-in, restarting wells may require significant costs from our operators, and we cannot guarantee that they would be able to restart at the same level. Moreover, due to the extremely volatile market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks in our industry may be enhanced by such conditions.

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

The following is a summary of some of the existing environmental laws, rules and regulations that apply to oil and natural gas operations, and that may indirectly affect our cash flow.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state statutes impose strict liability (i.e., no showing of “fault” is required), and under certain circumstances, joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The term “hazardous substance” is specifically defined to exclude petroleum, including crude oil and any fraction thereof, natural gas and natural gas liquids. Despite this exclusion, certain materials that are commonly used in connection with oil and natural gas operations are considered to be hazardous substances under CERCLA. Responsible persons include the current or former owner or operator of the site where the release occurred, and anyone who disposed of or arranged for the disposal of a hazardous substance released at the site, regardless of whether the disposal of hazardous substances was lawful at the time of the disposal. Under CERCLA, such persons may be subject to strict, joint and several liabilities for the costs of investigating releases of hazardous substances, cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The operators of our properties may be responsible under CERCLA for all or part of these costs. Although we are not an operator, our ownership of royalty interests could cause us to be responsible for all or part of such costs to the extent that CERCLA imposes such responsibilities on such parties as “owners.”

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Drilling fluids, produced water and many other wastes associated with the exploration, development and production of oil or natural gas are currently excluded from regulation under RCRA’s hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes could be classified as hazardous wastes in the future. In addition, exploration and production wastes are regulated under state laws analogous to RCRA. Many of our properties have produced oil and/or natural gas for many years. We have no knowledge of current and prior operators’ procedures with respect to the disposal of oil and natural gas wastes. Hydrocarbons or other solid or hazardous wastes may have been released on or under our properties by the operators or prior operators. Our properties and the materials disposed or released on, at, under or from them may be subject to CERCLA, RCRA and analogous state laws, and removal or remediation of such materials could be required by a governmental authority.

The Federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements, such as emissions controls. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or mandate the use of specific equipment or technologies to control emissions. The U.S. Environmental Protection Agency (“EPA”) continues to develop New Source Performance standards for oil and natural gas facilities. Most recently, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump, the EPA amended the New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments, with the exception of some technical changes, thereby reinstating the prior standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on November 15, 2021, the EPA published a proposed rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. Federal changes will affect state air permitting programs in states that administer the federal CAA under a delegation of authority, including states in which we have operations.

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers (“USACOE”). On June 29, 2015, EPA and the USACOE jointly promulgated a final rule redefining the scope of “Waters of the United States” (“WOTUS”), which would have made additional waters subject to the jurisdiction of the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 WOTUS rule, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on December 7, 2021, the EPA and the Corps published a proposed rule that would put back into place the pre-2015 definition of “waters of the United States,” updated to reflect Supreme Court decisions, while the agencies continue to consult with stakeholders on future regulatory actions. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the CWA. To the extent the rules expand the range of properties subject to the CWA’s jurisdiction, our operators could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which could cause delays in development and/or increase the cost of development and operation of those properties.

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

The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

Various federal laws, including the Endangered Species Act and the Migratory Bird Treaty Act, and analogous state laws, restrict activities that may adversely affect listed endangered or threatened species or their habitat. If endangered or threatened species are located on our properties, operations on those properties could be prohibited or delayed or expensive mitigation may be required. Also, the United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access, development or operations (including prevent oil and natural gas exploration or production). Additionally, the designation of previously unprotected species in areas where we operate as endangered or threatened could result in the imposition of restrictions on our operators and consequently have a material adverse effect on our business.

Oil and natural gas operations are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes and their implementing regulations. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the CAA and similar state statutes may require disclosure of information about hazardous materials used, produced or otherwise managed during operation. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of extremely hazardous substances and to minimize the consequences of such releases should they occur.

The potential adoption of federal and state hydraulic fracturing legislation or executive orders could delay or restrict development of our oil and natural gas properties.

Hydraulic fracturing is an important, common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act (“SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the SDWA. Future federal laws or regulations could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements. Such federal legislation or regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing.

In addition, on March 26, 2015, the Bureau of Land Management (“BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. Also, on November 18, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and natural gas operations on federal and Indian lands. On March 28, 2017, former President Trump signed an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. State and environmental groups have challenged this rollback. Also, on September 28, 2018, the BLM published a final rule to revise the 2016 methane rule; however, a federal court struck down the scaled-back rule on July 15, 2020, and shortly thereafter, on October 8, 2020, another federal court struck down the 2016 methane rule. At this time, it is uncertain when, or if, the above rules will be implemented or if new requirements will be adopted. Each of these regulations, to the extent that they are reinstated or modified, may result in additional levels of regulation or complexity that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

Additionally, certain states in which our properties are located, including Oklahoma, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, pursuant to legislation adopted by the State of Texas in June 2011, the Railroad Commission of Texas enacted a rule in December 2011, requiring public disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit well drilling in general and/or hydraulic fracturing in particular. In response to a 2014 ballot initiative by the voters of the City of Denton, Texas banning hydraulic fracturing, the Texas legislature enacted a statute preempting local government regulation of oil and natural gas activities, including hydraulic fracturing. In other states, however, local governments may retain the ability to directly or indirectly regulate hydraulic fracturing. State and local governments may also seek to regulate or recover costs of activities tangentially associated with hydraulic fracturing, such as increased truck traffic. In the event state, local, or municipal legal restrictions are adopted in areas where our properties are located, the cost of the operators of our oil and natural gas properties to comply with such requirements may be significant in nature, which may cause delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even preclude the operators from drilling wells.

Some states have become concerned about the connection between hydraulic fracturing-related activities, particularly the injection or disposal of produced water, and the increased occurrence of seismic activity, and they have adopted or are considering additional regulations regarding such activities. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties and the operators of the working interests and other properties underlying our NPIs to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties and the working interests and other properties underlying our NPIs or delay production schedules. Certain state agencies, including those in Texas and Oklahoma, have implemented regulations authorizing the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. For example, in Oklahoma, the Oklahoma Corporations Commission (“OCC”) has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation. More recently, the OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation and imposed further disposal well volume reductions in the Covington, Crescent, Enid, and Edmond areas. The Texas Railroad Commission has also implemented measures to assess the potential for seismic activity in the vicinity of disposal wells, and it has restricted and indefinitely suspended disposal well activities in some cases. Moreover, vigorous public debate over hydraulic fracturing and shale gas production continues and has resulted in delays of well permits in some areas.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies have also evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for our operators to perform fracturing and increase their costs of compliance and doing business.

The adoption of climate change legislation or regulations could result in increased operating costs and reduced demand for the oil and natural gas production from our properties.

Congress has, from time to time, considered legislation to reduce greenhouse gas (“GHG”) emissions, such as the Build Back Better Act approved by the U.S. House of Representatives in November 2021. To date, Congress has not passed a bill specifically addressing GHG regulation. Almost half of the states, however, have taken measures to reduce GHG emissions primarily though the development of GHG emission inventories and/or regional GHG cap and trade programs. The cap and trade programs require major sources of emissions or major fuel producers to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Many states also have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of natural gas during oil and natural gas operations.

Responding to scientific studies that have suggested that emissions of GHGs, including gases associated with the oil and natural gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the EPA has begun to adopt regulations to report and reduce emissions of greenhouse gases. Any such regulations may have the potential to affect our business, customers or the energy sector generally.

In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among approximately 195 nations that signed an international accord in December 2015, the so called Paris Agreement, which became effective on November 4, 2016, with the objective of limiting greenhouse gas emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with Glasgow Climate Pact, the United States and other world leaders made further commitments to reduce greenhouse gas emissions, including reducing global methane emissions by at least 30% by 2030. Although these international commitments are not directly binding on companies, additional GHG reduction regulatory requirements may be issued in an effort to help meet the U.S. commitments under the Paris Agreement.

Although it is not possible at this time to predict whether or when Congress may act on climate change legislation, or whether EPA may promulgate additional regulation of GHGs from the oil and natural gas industry, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require oil and natural gas operators that develop our properties to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas produced from our properties.

It should also be noted that, recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could make it more difficult to secure funding for exploration and production activities.

Finally, climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our operators’ activities and increase their costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

The new Biden administration, acting through the executive branch or in coordination with Congress, could enact rules and regulations that reduce our revenues and cash distributions in the future or increase operating costs for the oil and natural gas production from our properties.

President Biden has indicated that he is supportive of various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and natural gas operations, and decarbonize electric generation and the transportation sector. During his first month in office, in January 2021, President Biden signed an Executive Order temporarily suspending oil and natural gas permitting on federal lands and offshore waters. While the moratorium was lifted in June 2021, President Biden has indicated that his administration is likely to pursue additional measures to limit GHG emissions from oil and natural gas operations. It remains unclear, however, what specific actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our business or operations. However, any of these actions could adversely affect our revenues and cash distributions by requiring oil and natural gas operators that develop our properties to incur increased operating costs and could have an adverse effect on the amount of and demand for the oil and natural gas produced from our properties.

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

In connection with ongoing litigation initiated in February 2017 by the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe contesting the validity of the process used by the USACOE to permit the Dakota Access Pipeline, on July 6, 2020, the United States District Court for the District of Columbia (the “Court”) issued an order vacating the USACOE’s easement for the Dakota Access Pipeline and requiring that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the USACOE appealed the decision. On July 14, 2020, the Court of Appeals granted a temporary administrative stay, and on January 26, 2021, the Court of Appeals affirmed that part of the lower court decision vacating the USACOE’s easement while it prepares a new environmental impact statement, but reversed the lower court’s order to shut down the pipeline. Since then, both the Biden Administration and the Court have declined to shut down the pipeline, and on June 22, 2021, the Court dismissed the subject lawsuit. The Court noted, however, that future challenges were possible depending on the outcome of the ongoing environmental study, which is expected to be completed in late 2022. Accordingly, the continued operation of Dakota Access Pipeline in the future is uncertain. While this litigation does not directly impact our operations, we derive a significant amount of revenue from the Royalty Properties and NPIs we hold in the Bakken region, the region for which the Dakota Access Pipeline is intended to be a key pipeline. The outcome of this litigation may have a material adverse affect on our Royalty and NPI revenues derived from the Bakken region based on the timing of future development of wells on, or production of oil and natural gas from, or the method and cost of transportation related to the production on the properties. We have no control over the operation of such properties.

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

If a unitholder sells or otherwise disposes of a common unit, the transferee generally is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from distributions to the transferee amounts that should have been withheld by the transferee but were not withheld. Final regulations issued on October 7, 2020, provide rules for withholding on the transfer of a partnership interest in a publicly traded partnership. However, the Treasury Department and the IRS have suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, that occur before January 1, 2023. For transfers of our common units occurring on or after January 1, 2023, withholding will be required on open market transactions, but in the case of a transfer made through a broker, a partner’s share of liabilities will be excluded from the amount realized. In addition, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld). Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

In particular, the outbreak starting in 2020 of a coronavirus (COVID-19) has resulted in quarantines, restrictions on travel and a decrease in economic activity across the world, which has resulted in a decrease in demand for hydrocarbons. The COVID-19 pandemic and its ongoing variants may continue to have a material adverse effect on the demand for hydrocarbons and the prices at which they are sold, which may impact our revenues and operating income, our cash distributions and our business generally. It is impossible to predict the effect of the continued spread, or fear of continued spread, of COVID-19 and its ongoing variants globally. No assurance can be given that public health threats will not have a material adverse effect, and that any further spread of COVID-19 and its ongoing variants will not have a material adverse effect, on our business, operations and financial results.

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under "Risk Factors" and elsewhere in this report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises including the worldwide coronavirus (COVID-19) outbreak beginning in early 2020 and its ongoing variants, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our corporate office is located in Dallas, Texas and consists of 11,847 square feet of leased office space.

Properties

We own two categories of properties: Royalty Properties and Net Profits Interests (“NPI”).

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profit and leasehold interests in properties located in 582 counties and parishes in 26 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third-party subscription services. Consequently, the exact number of wells producing from or drilling on the Royalty Properties at a given point in time is not easily determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth, as of December 31, 2021, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased.

	Mineral	Royalty	Overriding Royalty	Leasehold
Number of States	26	17	17	8
Number of Counties/Parishes	504	192	147	32
Gross Acres	2,793,000	633,000	279,000	23,000
Net Acres (where applicable)	454,000	-	-	-

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

The following table sets forth, as of December 31, 2021, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	105,000	8,000	Missouri	< 500	< 500
Arkansas	49,000	16,000	Montana	366,000	81,000
Colorado	24,000	1,000	Nebraska	3,000	< 500
Florida	89,000	25,000	New Mexico	47,000	3,000
Georgia	4,000	1,000	New York	23,000	19,000
Idaho	17,000	2,000	North Dakota	523,000	82,000
Illinois	5,000	1,000	Oklahoma	273,000	19,000
Indiana	< 500	< 500	Oregon	6,000	1,000
Kansas	14,000	2,000	Pennsylvania	10,000	6,000
Kentucky	2,000	1,000	South Dakota	55,000	11,000
Louisiana	133,000	3,000	Texas	1,808,000	159,000
Michigan	54,000	3,000	Utah	6,000	< 500
Mississippi	81,000	9,000	Wyoming	29,000	1,000

Leasing Activity

We received $0.8 million during 2021 attributable to lease bonus on 15 leases or extension of existing leases and one pooling election in lands located in eight counties in four states. These leases reflected bonus payments ranging up to $2,500/acre and initial royalty terms ranging up to 25%. The following table sets forth a summary of leases and pooling elections consummated during 2021 and 2020.

	2021	2020
Number	16	14
Number of States	4	2
Number of Counties/Parishes	8	9
Average Royalty(1)	19.9%	21.9%
Average Bonus, $/acre(1)	$787	$995
Total Lease Bonus	$0.8 million	$0.3 million

(1)	Based on net acreage weighted average.

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

From a cash perspective, as of December 31, 2021, the Minerals NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $2.0 million.

Acreage Summary

The following tables set forth, as of December 31, 2021, information concerning properties owned by the Operating Partnership and subject to the NPI. Acreage amounts listed under “Leasehold” reflect gross acres leased by the Operating Partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the Operating Partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The Operating Partnership's interest in these properties may be unleased, leased by others or a combination thereof. In addition to amounts listed below, the Operating Partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

	Mineral	Royalty	Leasehold
Number of States	12	5	5
Number of Counties/Parishes	61	22	13
Gross Acres	50,000	-	14,000
Net Acres	6,000	-	2,000

The following table reflects the states in which the acreage amounts listed above are located.

	Mineral/Royalty		Leasehold		Total
	Gross	Net	Gross	Net	Gross	Net
Arkansas	1,000	< 500	8,000	1,000	9,000	1,000
North Dakota	4,000	1,000	< 500	< 500	4,000	1,000
All Others	44,000	4,000	6,000	< 500	50,000	4,000

The leasehold acreage in Arkansas listed above includes all of the acreage in the Fayetteville Shale properties in which the Operating Partnership participates as a working interest owner.

Productive Well Summary

The following table sets forth, as of December 31, 2021, the approximate combined number of producing wells on the properties subject to the NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by our working interest in those wells.

	Productive Wells/Units(1)
	Gross	Net
Texas	360	13
North Dakota	444	8
All others	274	9
Total	1,078	30

(1)	Defined as all wells/units for which we received production revenue during the calendar year. Large, multi-well units paid on an aggregate basis are included as one gross well.

Drilling Activity

The following table sets forth first payments received for new wells completed on our Royalty Properties and NPI Properties during 2021. The majority of the activity was concentrated in the Permian Basin and Bakken region. Included in the table below are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

	Royalty Properties(1)	Net Profits Interest
Gross Wells	725	45
Net Wells	4	< 1
Number of States	8	2
Number of Counties/Parishes	51	6

(1)	333 gross and 2 net royalty well additions in four counties in North Dakota are attributable to the JSFM acquisition that closed on June 30, 2021.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the Operating Partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The below table reflects the Partnership's proved developed producing reserves at December 31, 2021. The reserves are based on the reports of independent petroleum engineering consulting firm LaRoche Petroleum Consultants, Ltd. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

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

	Summary of Oil and Gas Reserves as of Fiscal Year-End
	All Proved Developed Producing and located in the United States
	Royalty Properties		Net Profits Interests(1)(2)		Total
Year	Oil(3) (mbbls)	Natural Gas (mmcf)	Oil(3) (mbbls)	Natural Gas (mmcf)	Oil(3) (mbbls)	Natural Gas (mmcf)
2021	7,684	31,364	1,491	6,535	9,175	37,899
2020	7,778	29,964	1,566	3,815	9,344	33,779
2019	7,799	30,990	1,839	14,870	9,638	45,860

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the Operating Partnership’s interests in the properties underlying the Net Profits Interests.
(2)

During 2020, the Partnership and affiliates of its General Partner closed the divestitures of our Hugoton and HHC net profits interests. The Hugoton and HHC net profits interests properties represented 408 mbbls and 9,377 mmcf of fiscal year-end 2019 reserves.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the NASDAQ Global Select Market under the ticker symbol “DMLP”.

As of December 31, 2021, there were 13,840 common unitholders.

Issuer Purchases of Equity Securities

Period			(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2021	–	October 31, 2021	-		N/A	-	89,259	(1)
November 1, 2021	–	November 30, 2021	10,375	(2)	$19.21	10,375	78,884	(1)
December 1, 2021	–	December 31, 2021	-		N/A	-	78,884	(1)
Total			10,375		$19.21	10,375	78,884	(1)

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Objective

This discussion, which presents our results of operations for the fiscal years ended December 31, 2021, and December 31, 2020, should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

2021 Overview

Our results during 2021 to a large extent benefitted from industrywide increases in realized oil and natural gas sales prices and increases in Royalty Properties sales volumes from continued drilling activity in the Permian Basin, offset partially by decreases in drilling activity and NPI oil sales volumes in the Bakken and a decrease in NPI natural gas sales due to the divestiture of the Hugoton NPI in 2020. Significant results include the following:

●	Net income of $70.2 million;

●	Distributions of $53.9 million to our limited partners;

●

Acquisition of mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4;

●

Acquisition of overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership's registration statement on Form S-4;

●

First payments on 725 gross and four net new wells completed on our Royalty Properties and 45 gross and less than one net new well completed on our NPI Properties. The wells were located in 51 counties and parishes in eight states with the majority of the activity concentrated in the Permian Basin and Bakken. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories;

●	Total lease bonus of $0.8 million includes consummation of 16 leases and pooling elections of our mineral interest in undeveloped properties located in eight counties in four states.

Critical Accounting Estimates

The Partnership’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United State (“U.S. GAAP”), which requires us to make certain estimates and apply judgments that affect our financial position and results of operations as reflected in our financial statements. Actual results may differ from those estimates. The Partnership’s accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

Management continually reviews our accounting policies, how they are applied, and how they are reported and disclosed in our financial statements. The following items require significant estimation or judgment:

Oil and Natural Gas Properties

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

Revenue Recognition

The pricing of oil and natural gas sales from the Royalty Properties and NPI is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and no operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI.

Revenues from Royalty Properties and NPI are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices. Estimates of uncollected revenues and unpaid expenses from Royalty Properties (which are interests in oil and natural gas leases that give the Partnership the right to receive a portion of the production from the leased acreage, without bearing the costs of such production) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”) operated by nonaffiliated entities are particularly subjective due to our inability to gain accurate and timely information. Identified differences between our accrued revenue estimates and actual revenue received historically have not been significant.

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

	Years Ended December 31,
Accrual basis sales volumes:	2021	2020	Change %
Royalty Properties natural gas sales (mmcf)	3,665	3,484	5%
Royalty Properties oil sales (mbbls)	1,007	921	9%
NPI natural gas sales (mmcf)	1,344	2,297	(41)%
NPI oil sales (mbbls)	380	538	(29)%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$3.63	$1.58	130%
Royalty Properties oil sales ($/bbl)	$60.26	$34.24	76%
NPI natural gas sales ($/mcf)	$4.14	$1.33	211%
NPI oil sales ($/bbl)	$60.68	$32.27	88%

Comparison of the years ended December 31, 2021 and 2020

The increase in oil sales volumes attributable to our Royalty Properties during 2021 is primarily a result of higher suspense releases on new wells in the Permian Basin and Bakken region, partially offset by lower suspense releases on new wells in the Rockies and natural production declines in the Permian Basin, Bakken region, and Mid-Continent. The increase in natural gas sales volumes attributable to our Royalty Properties during 2021 is primarily a result of higher suspense releases on new wells in the Permian Basin and Mid-Continent and increased production in the Bakken region and Barnett Shale, partially largely offset by lower suspense releases on new wells in the Rockies, natural production declines in the Mid-Continent, and decreased production in other areas of Texas and the Southeast region.

The decrease in oil sales volumes attributable to our NPI properties during 2021 is primarily a result of lower suspense releases for new wells in the Bakken region and Permian Basin and natural production declines across all regions. The decrease in natural gas sales volumes attributable to our NPI properties during 2021 is primarily the result of the absence of 2021 production from the Hugoton Field due to the Hugoton NPI divestiture in the third quarter of 2020 and decreased production in Mid-Continent, partially offset by increased production in the Bakken region and increased Fayetteville Shale production due to higher prior period adjustments in the second quarter of 2021.

Production taxes and operating expenses increased 33% from 2020 to 2021. The increase is primarily a result of higher production taxes attributable to higher oil and natural gas sales prices, partially offset by lower ad valorem taxes.

Depreciation, depletion and amortization decreased 12% from 2020 to 2021. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions and divestitures.

General and administrative expenses decreased 31% from 2020 to 2021. The decrease is primarily a result of lower compensation expenses due to the forgiveness of the Operating Partnership’s $0.9 million and $0.8 million Paycheck Protection Program loans in the second and third quarter of 2021, respectively, which were applied as non-recurring credits of compensation costs previously reimbursed between the Partnership and the Operating Partnership. The remainder of the decrease is attributable to non-recurring Hugoton and Huffman NPI divestiture transaction and severance costs of $1.0 million in 2020 and lower information technology project costs. These decreases were partially offset by higher compensation expenses due to the reduction of overhead billed to two NPIs which were divested in 2020.

Net cash provided by operating activities increased 78% from 2020 to 2021. The increase is primarily a result of higher Royalties revenue receipts, net of production taxes and operating expenses paid and lower compensation expenses paid due to the forgiveness of the Operating Partnership’s $0.9 million and $0.8 million Paycheck Protection Program loans in the second and third quarter of 2021, respectively, which were applied as non-recurring credits of compensation costs previously reimbursed between the Partnership and the Operating Partnership.

Acquisition for Units

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini 5 Thirty, LP, a Texas limited partnership (“Gemini”), the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, Gemini delivered funds to the Partnership in an amount equal to their cash receipts during the period from October 1, 2021 through December 31, 2021 of $1.9 million. The contributed cash, net of capitalized transaction costs paid, of $1.6 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2021.

On June 30, 2021, pursuant to a contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying overriding royalty interests to the Partnership, JSFM delivered funds to the Partnership in an amount equal to their cash receipts during the period from April 1, 2021 through June 30, 2021 of $0.4 million. The contributed cash and final settlement net cash receipts, net of capitalized transaction costs paid, of $0.7 million are included in the net cash contributed in acquisition on the consolidated statement of cash flows for the year ended December 31, 2021.

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

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital, on both a short-term and long-term basis, are our cash flows from the Royalty Properties and the NPI. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from the Royalty Properties and NPIs (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See below for the dates of cash distributions to unitholders.

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations are summarized in Note 7 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the spread of COVID-19 and any ongoing variants and continued oil and natural gas market volatility. Although demand and market prices for oil and natural gas have recently increased due to the rising energy demand, we cannot predict events that may lead to future price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the evolution of COVID-19 and any ongoing variants, which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Despite recent improvements, the current economic environment is volatile, and therefore, we cannot predict the ultimate impact on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents were $28.3 million as of December 31, 2021 and $11.2 million as of December 31, 2020.

Distributions

Distributions to limited partners and the General Partner related to cash receipts were as follows:

					In Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2020	4th	February 1, 2021	February 11, 2021	$0.242260	$8,402	$279
2021	1st	May 3, 2021	May 13, 2021	0.303441	10,523	374
2021	2nd	August 2, 2021	August 12, 2021	0.480528	17,013	602
2021	3rd	November 1, 2021	November 10, 2021	0.507608	17,972	647
	Total distributions paid in 2021				$53,910	$1,902
2022	4th	January 31, 2022	February 10, 2022	$0.639287	$23,644	$855

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interests

We receive monthly payments from the Operating Partnership equal to 96.97% of the net proceeds actually realized by the Operating Partnership from the properties underlying the Net Profits Interest (or “NPI”). The Operating Partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The Operating Partnership made NPI payments to us totaling $11.0 million during October 2020 through September 2021, which payments reflected 96.97% of total net proceeds of $11.4 million realized from September 2020 through August 2021. Net proceeds realized by the Operating Partnership during September through November 2021 were reflected in NPI payments made during October through December 2021. These payments were included in the fourth quarter distribution paid February 10, 2022 and are excluded from this 2021 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the costs described above, including cash reserves, our net cash receipts from the Royalty Properties during October 2020 through September 2021 were $44.8 million, of which $43.0 million (96%) was distributed to the limited partners and $1.8 million (4%) was distributed to the General Partner. Proceeds received by us from the Royalty Properties during October through December 2021 became part of the fourth quarter distribution paid in early 2022, which is excluded from this 2021 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2020 through September 2021 demonstrates the method:

	In Thousands
	Limited Partners	General Partner
4% of net cash receipts from Royalty Properties	$-	$1,792
96% of net cash receipts from Royalty Properties	42,994	-
1% of NPI payments to our Partnership	-	110
99% of NPI payments to our Partnership	10,916	-
Total distributions	$53,910	$1,902
Operating Partnership share (3.03% of net proceeds)		344
Total General Partner share		$2,246
% of total	96%	4%

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

During the period October 2020 through September 2021, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Available cash is defined as all cash and cash equivalents on hand at the end of that quarter (other than cash proceeds received by the Partnership from public or private offering of securities of the Partnership), less any amount of cash reserves that our General Partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable laws or agreements or obligations to which we may be subject. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes and professional services). These amounts generally are not held for periods over one year.

Fourth Quarter 2021 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2021 fourth quarter totaled $21.2 million. Approximately 82% of these receipts reflect oil sales during September 2021 through November 2021 and natural gas sales during August 2021 through October 2021, and approximately 18% from prior sales periods. The average indicated prices for oil and natural gas sales during the 2021 fourth quarter attributable to the Royalty Properties were $68.46/bbl and $4.15/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the 2021 fourth quarter totaled $4.2 million. Approximately 77% of these receipts reflect oil sales and natural gas sales during August 2021 through October 2021, and approximately 23% from prior sales periods. The average indicated prices for oil and natural gas sales during the 2021 fourth quarter attributable to the NPI were $68.11/bbl and $4.20/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our General Partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2021, the reimbursement amounts actually paid or accrued were less than the limitation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2021.

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

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

Number	Description
10.6	Dorchester Minerals Operating LP Equity Incentive Program (incorporated by reference to Annex A to Dorchester Minerals’ Proxy Statement on Schedule 14A filed with the SEC on March 16, 2015)
10.7	Contribution and Exchange Agreement dated November 22, 2021, by and between Dorchester Minerals, L.P. and Gemini 5 Thirty, LP (incorporated by reference to Exhibit 2.1 to Dorchester Minerals' Current Report on Form 8-K filed with the SEC on November 23, 2021)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1*	Report of LaRoche Petroleum Consultants, Ltd.
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

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

Date: February 24, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chief Executive Officer and Manager (Principal Executive Officer) Date: February 24, 2022	H.C. Allen, Jr. Manager Date: February 24, 2022

/s/ James E. Raley	/s/ Allen D. Lassiter
James E. Raley Vice Chairman and Manager Date: February 24, 2022	Allen D. Lassiter Manager Date: February 24, 2022

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: February 24, 2022	C. W. Russell Manager Date: February 24, 2022

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 24, 2022	Robert C. Vaughn Manager Date: February 24, 2022

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in partnership capital, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that; (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 1998.

Dallas, Texas

February 24, 2022

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31,

(In Thousands)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$28,306	$11,232
Trade and other receivables	11,533	5,075
Net profits interest receivable—related party	6,822	1,914
Total current assets	46,661	18,221

Oil and natural gas properties (full cost method)	440,052	399,324
Accumulated full cost depletion	(341,733)	(331,361)
Total	98,319	67,963

Leasehold improvements	989	989
Accumulated amortization	(330)	(238)
Total	659	751

Operating lease right-of-use asset	1,168	1,392
Total assets	$146,807	$88,327

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$2,512	$1,578
Operating lease liability	291	300
Total current liabilities	2,803	1,878

Operating lease liability	1,594	1,885
Total liabilities	4,397	3,763

Commitments and contingencies (Note 5)
Partnership capital:
General Partner	982	536
Unitholders	141,428	84,028
Total partnership capital	142,410	84,564
Total liabilities and partnership capital	$146,807	$88,327

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31,
(In Thousands, except per unit amounts)

	2021	2020
Operating revenues:
Royalties	$73,985	$37,043
Net profits interests	17,596	8,714
Lease bonus	829	291
Other	1,013	880
Total operating revenues	93,423	46,928

Costs and expenses
Production taxes	3,667	1,813
Operating expenses	3,929	3,880
Depreciation, depletion and amortization	10,464	11,909
General and administrative expenses	5,189	7,459
Total costs and expenses	23,249	25,061
Net income	$70,174	$21,867

Allocation of net income:
General Partner	$2,348	$705
Unitholders	$67,826	$21,162
Net income per common unit (basic and diluted)	$1.94	$0.61
Weighted average basic and diluted common units outstanding	35,052	34,680

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31,

(In Thousands)

	General Partner	Unitholders	Total	Unitholder Units
2020
Balance at January 1, 2020	$1,228	$111,108	$112,336	34,680
Net income	705	21,162	21,867	-
Distributions ($1.391063 per Unit)	(1,397)	(48,242)	(49,639)	-
Balance at December 31, 2020	$536	$84,028	$84,564	34,680
2021
Net income	2,348	67,826	70,174	-
Acquisition of assets for units	-	43,484	43,484	2,305
Distributions ($1.533837 per Unit)	(1,902)	(53,910)	(55,812)	-
Balance at December 31, 2021	$982	$141,428	$142,410	36,985

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31,

(In Thousands)

	2021	2020
Cash flows from operating activities:
Net income	$70,174	$21,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,464	11,909
Amortization of operating lease right-of-use asset	224	240
Changes in operating assets and liabilities:
Trade and other receivables	(5,972)	2,206
Net profits interests receivable—related party	(4,908)	3,968
Accounts payable and other current liabilities	623	(474)
Operating lease liability	(300)	(310)
Net cash provided by operating activities	70,305	39,406

Cash flows provided by investing activities:
Net cash contributed in acquisitions	2,319	-
Proceeds from the sale of oil and natural gas properties	262	6,126
Total cash flows provided by investing activities	2,581	6,126

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(55,812)	(49,639)
Increase (decrease) in cash and cash equivalents	17,074	(4,107)
Cash and cash equivalents at beginning of year	11,232	15,339
Cash and cash equivalents at end of year	$28,306	$11,232

Non-cash investing activities:
Fair value of common units issued for acquisitions	$43,484	$-

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

1.	General and Summary of Significant Accounting Policies

Nature of Operations — In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and nonproducing natural gas and crude oil royalty, net profits, and leasehold interests in 582 counties and 26 states. We are a publicly traded Delaware limited partnership that was formed in December 2001 and commenced operations on January 31, 2003.

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

Use of Estimates —The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

General Partner—Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our General Partner.” Our General Partner owns all of the partnership interests in Dorchester Minerals Operating LP, the Operating Partnership. See Note 4 —Related Party Transactions. The General Partner is allocated 4% and 1% of our Royalty Properties’ net revenues and Net Profits Interest ("NPI") proceeds received by the Operating Partnership, respectively. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 582 counties and parishes in 26 states (“Royalty Properties”).

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

Concentration of Credit Risks and Significant Customers—Our Partnership, as a royalty and NPI owner, has extremely limited involvement and no control over the volumes or method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI. Royalty revenues from properties operated by Pioneer Natural Resources represented approximately 13% of total operating revenues for the year ended December 31, 2021. There were no concentrations of revenue with a single customer for the year ended December 31, 2020. If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or the results of operations.

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

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. For the purposes of determining the capitalized costs ceiling, our Partnership only assigned value to proved developed producing oil and natural gas reserves as of December 31, 2021. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years ended December 31, 2021 and 2020.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling test calculation requires use of the unweighted arithmetic average of the first day of the month price during the 12-month period ending on the balance sheet date and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the oil and natural gas properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Oil and natural gas prices have historically been volatile, and the prevailing prices at any given time may not reflect our Partnership’s or the industry’s forecast of future prices.

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

Recent Events – In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, actions taken by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing and an increase in demand in the second half of 2020 and into 2021. However, multiple variants emerged in 2021 and became highly transmissible, which contributed to additional pricing volatility during 2021 to date. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates. Although demand and market prices for oil and natural gas have recently increased, due to the rising energy use and the improvement in U.S. economic activity, we cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. Additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions, particularly if the 2021 resurgence and spread of the COVID-19 pandemic continues. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the effect the virus will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

2.	Acquisitions for Units

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini 5 Thirty, LP, a Texas limited partnership (“Gemini”), the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, Gemini delivered funds to the Partnership in an amount equal to their cash receipts during the period from October 1, 2021 through December 31, 2021 of $1.9 million. The contributed cash, net of capitalized transaction costs paid, of $1.6 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2021. The consolidated balance sheet as of December 31, 2021 includes $29.3 million of net proved oil and natural gas properties acquired in the transaction.

On June 30, 2021, pursuant to a non-taxable contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying overriding royalty interests to the Partnership, JSFM delivered funds to the Partnership in an amount equal to their cash receipts during the period from April 1, 2021 through June 30, 2021 of $0.4 million. The contributed cash and final settlement net cash receipts, net of capitalized transaction costs paid, of $0.7 million are included in the net cash contributed in acquisition on the consolidated statement of cash flows for the year ended December 31, 2021. The consolidated balance sheet as of December 31, 2021 includes $11.5 million of net proved oil and natural gas properties acquired in the transaction.

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

Our General Partner owns all of the partnership interests in the Operating Partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPI, and provides day-to-day operational and administrative services to us and the General Partner. In accordance with our partnership agreement, we reimburse the General Partner for certain allocable general and administrative costs, including rent, salaries, and employee equity and benefit plans that are not direct expenses. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2021 and 2020. Additionally, certain reimbursable direct expenses such as professional and regulatory fees, as well as certain general and administrative costs that are related to regulatory matters, are not limited. Significant activity between the Partnership and the Operating Partnership consists of the following:

	In Thousands
	2021	2020
Net profits interest receivable	$6,822	$1,914
Net profits interests revenue	$17,596	$8,714
General and administrative amounts payable	$85	$486
Total general and administrative expenses	$571	$2,905

5.	Commitments and Contingencies

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

During 2020 and during the first and second quarter of 2021, cash distributions were paid on 34,679,774 units. During the third and fourth quarter of 2021, cash distributions were paid on 35,404,774 units. Fourth quarter cash distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2022.

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

Lease expense for the years ended December 31, 2021 and 2020 was as follows:

	In Thousands
	2021	2020
Operating lease expense	$262	$262

Supplemental cash flow information related to leases was as follows:

	In Thousands
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$338	$332

Supplemental balance sheet information related to leases was as follows:

	2021	2020
Weighted-Average Remaining Lease Term (months)
Operating lease	86	98
Weighted-Average Discount Rate
Operating lease	5%	5%

Maturities of lease liabilities are as follows:

In Thousands
2021
2022	$344
2023	350
2024	356
2025	362
2026	368
Thereafter	817
Total lease payments	2,597
Less amount representing interest	(712)
Total lease obligation	$1,885

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Oil and Natural Gas Reserve and Standardized Measure

The NPI represents a net profit overriding royalty interest in various properties owned by the Operating Partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 582 counties and parishes in 26 states. Amounts set forth herein attributable to the NPI reflects our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2021 that would have a material effect on our estimated proved developed reserves.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2021	2020	2019	2021	2020	2019
Estimated quantity, beginning of year	9,344	9,638	9,041	33,779	45,860	44,230
Revisions in previous estimates (1)	547	1,368	1,394	7,991	(1,853)	6,466
Purchase of minerals in place (2)	630	-	788	1,093	-	1,933
Sales of minerals in place (3)	-	(203)	-	-	(4,447)	-
Production	(1,346)	(1,459)	(1,585)	(4,964)	(5,781)	(6,769)
Estimated quantity, end of year	9,175	9,344	9,638	37,899	33,779	45,860

(1) Changes in oil reserves for the years ended December 31, 2021, 2020, and 2019 include upward revisions of 547 mbbls, 1,368, mbbls and 1,394 mbbls, respectively, predominately due to ongoing development on our Permian Basin and Bakken properties and well performance exceeding previous projections in various areas with 2020 and 2019 upward revisions partially offset by reductions in the estimated economic lives and future reserves of various properties in the Bakken due to declines in oil prices.

Changes in natural gas reserves for the years ended December 31, 2021, 2020, and 2019 include an upward revision of 7,991 mmcf in 2021 predominately due to ongoing development on our Permian Basin and Bakken properties and increases in the estimated economic lives and future reserves of properties in various areas due to increase in natural gas prices, a downward revision of 1,853 mmcf in 2020 primarily as a result of reductions in the estimated economic lives and future reserves of various properties in the Bakken, Barnett Shale and Fayetteville Shale due to declines in natural gas prices, partially offset by ongoing development on our Permian Basin and Bakken properties and well performance exceeding previous projections in various areas, and an upward revision of 6,466 mmcf in 2019 primarily as a result of increased Permian Basin and East Texas activity, partially offset by decreased activity in the Hugoton Field.

(2) On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini 5 Thirty, LP, a Texas limited partnership (“Gemini”), the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming. The acquisition represented 465 mbbls and 996 mmcf of 2021 purchases of minerals in place.

On June 30, 2021, pursuant to a contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota. The acquisition represented 165 mbbls and 97 mmcf of 2021 purchases of minerals in place.

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

(3) During 2020, the Partnership and affiliates of its General Partner closed the divestitures of our Hugoton and HHC net profits interests. The Hugoton and HHC net profits interests properties represented 408 mbbls and 9,377 mmcf of 2019 end of year reserves.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2021	2020	2019
Future estimated gross revenues	$602,130	$316,871	$452,992
Future estimated production costs	(34,002)	(17,373)	(25,542)
Future estimated net revenues	568,128	299,498	427,450
10% annual discount for estimated timing of cash flows	(298,661)	(162,666)	(218,616)
Standardized measure of discounted future estimated net cash flows	$269,467	$136,832	$208,834
Sales of oil and natural gas produced, net of production costs	$(81,367)	$(40,064)	$(67,865)
Net changes in prices and production costs	139,009	(48,962)	(51,526)
Net change due to purchase of minerals in place	17,023	-	17,843
Net change due to sales of minerals in place	-	(10,260)	-
Revisions of previous quantity estimates	36,253	11,519	49,492
Accretion of discount	13,683	20,883	24,826
Change in production rate and other	8,034	(5,118)	(12,200)
Net change in standardized measure of discounted future estimated net cash flows	$132,635	$(72,002)	$(39,430)
Depletion of oil and natural gas properties (dollars per mcfe)	$0.80	$0.81	$0.81
Property acquisition costs	$40,770	$-	$42,904
Average oil price per barrel (1)(2)	$59.23	$32.43	$44.38
Average natural gas price per mcf (1)	$2.83	$1.04	$1.72

(1)	Includes Royalty and NPI prices combined by volumetric proportions.
(2)	Includes oil and natural gas liquids prices combined by volumetric proportions.