Form 10-Q
period 2022-03-31
DORCHESTER MINERALS, L.P.
filed 2022-05-05
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of common units representing limited partnership interests outstanding as of May 5, 2022: 37,554,774

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. In this report, the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to the Partnership.

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors” in the Partnership’s annual report on Form 10-K and in this report, in the Partnership’s other filings with the Securities and Exchange Commission and elsewhere in this report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises including the worldwide coronavirus (COVID-19) outbreak beginning in early 2020 and its ongoing variants, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

You should read these statements carefully because they may discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other forward-looking information. Before you invest, you should be aware that the occurrence of any of the events herein described in “Item 1A – Risk Factors” in the Partnership’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See attached financial statements on the following pages.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$32,969	$28,306
Trade and other receivables	20,226	11,533
Net profits interest receivable - related party	5,406	6,822
Total current assets	58,601	46,661

Oil and natural gas properties (full cost method)	453,830	440,052
Accumulated full cost depletion	(346,176)	(341,733)
Total	107,654	98,319

Leasehold improvements	989	989
Accumulated amortization	(353)	(330)
Total	636	659

Operating lease right-of-use asset	1,114	1,168
Total assets	$168,005	$146,807

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$2,867	$2,512
Operating lease liability	288	291
Total current liabilities	3,155	2,803

Operating lease liability	1,523	1,594
Total liabilities	4,678	4,397

Commitments and contingencies (Note 3)

Partnership capital:
General Partner	1,209	982
Unitholders	162,118	141,428
Total partnership capital	163,327	142,410
Total liabilities and partnership capital	$168,005	$146,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating revenues:
Royalties	$34,879	$14,371
Net profits interest	5,470	2,975
Lease bonus and other	52	443

Total operating revenues	40,401	17,789

Costs and expenses:
Operating, including production taxes	3,268	1,521
Depreciation, depletion and amortization	4,466	2,298
General and administrative	2,043	2,169

Total costs and expenses	9,777	5,988

Net income	$30,624	$11,801

Allocation of net income:
General partner	$1,082	$397
Unitholders	$29,542	$11,404
Net income per common unit (basic and diluted)	$0.80	$0.33
Weighted average basic and diluted common units outstanding	36,991	34,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended March 31, 2021
Balance at January 1, 2021	$536	$84,028	$84,564	34,680
Net income	397	11,404	11,801
Distributions ($0.242260 per Unit)	(279)	(8,402)	(8,681)
Balance at March 31, 2021	$654	$87,030	$87,684	34,680

Three Months Ended March 31, 2022
Balance at January 1, 2022	$982	$141,428	$142,410	36,985
Net income	1,082	29,542	30,624
Acquisition of assets for units	-	14,792	14,792	570
Distributions ($0.639287 per Unit)	(855)	(23,644)	(24,499)
Balance at March 31, 2022	$1,209	$162,118	$163,327	37,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$28,415	$10,509

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	747	-
Proceeds from the sale of oil and natural gas properties	-	262
Total cash flows provided by investing activities	747	262

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(24,499)	(8,681)

Increase in cash and cash equivalents	4,663	2,090
Cash and cash equivalents at beginning of period	28,306	11,232

Cash and cash equivalents at end of period	$32,969	$13,322

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of oil and natural gas properties	$14,792	$-

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

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this Quarterly Report on Form 10-Q. Per unit information is calculated by dividing the income or loss applicable to holders of the Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s 2021 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the consolidated results of the Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, estimates of uncollected revenues and unpaid expenses from Royalty Properties (which consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 590 counties and parishes in 28 states (“Royalty Properties”)) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”) operated by non-affiliated entities are particularly subjective due to our inability to gain accurate and timely information. Actual results could differ from those estimates.

Recent Events – In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spread globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. Multiple variants emerged in 2021 and became highly transmissible, which contributed to pricing volatility during 2021 to date. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates.

In February 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources along with instability in financial markets. As a result of the invasion, various economic and trade sanctions have been implemented by countries and private market participants on Russia which have resulted in a lower worldwide supply of oil and natural gas, contributing to a sharp increase in market prices for these commodities. Despite this increase in market prices for oil and natural gas, such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations. Although demand and market prices for oil and natural gas have recently increased, due in part to the ongoing Russian invasion of Ukraine along with rising energy use, we cannot predict events that may lead to future price volatility and the near-term energy outlook remains subject to heightened levels of uncertainty.

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions and the Russian invasion of Ukraine on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. Additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions, particularly if the 2021 resurgence and spread of the COVID-19 pandemic continues. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the effect the virus will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

Revenue Recognition – The pricing of oil and natural gas sales from the Royalty Properties and NPI is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have extremely limited involvement and no operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI.

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

2.	Acquisitions for Units

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2022 through March 31, 2022 of $0.7 million. The contributed cash, net of capitalized transaction costs paid, of $0.7 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2022. The condensed consolidated balance sheet as of March 31, 2022 includes $13.8 million of net proved oil and natural gas properties acquired in the transaction.

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini 5 Thirty, LP, a Texas limited partnership (“Gemini”), the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, Gemini delivered funds to the Partnership in an amount equal to their cash receipts during the period from October 1, 2021 through December 31, 2021 of $1.9 million. The condensed consolidated balance sheet as of December 31, 2021 includes $29.3 million of net proved oil and natural gas properties acquired in the transaction. During the three months ended March 31, 2022, the Partnership received final settlement net cash receipts from the transaction of $0.4 million. The final settlement net cash receipts, net of capitalized transaction costs of $0.3 million, are included in the net cash contributed in acquisition on the condensed consolidated statement of cash flows for the three months ended March 31, 2022.

On June 30, 2021, pursuant to a non-taxable contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying overriding royalty interests to the Partnership, JSFM delivered funds to the Partnership in an amount equal to their cash receipts during the period from April 1, 2021 through June 30, 2021 of $0.4 million. The condensed consolidated balance sheet as of December 31, 2021 includes $11.5 million of net oil and natural gas properties acquired in the transaction.

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

The distribution for the first quarter of 2022 will be paid on 37,554,774 common units. The distribution for the first quarter of 2021 was paid on 34,679,774 common units. The first quarter 2022 distribution of $0.753926 per common unit will be paid on May 12, 2022. Our partnership agreement requires the second quarter cash distribution to be paid by August 14, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three months ended March 31, 2022 and March 31, 2021, should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 590 counties and parishes in 28 states.

As of March 31, 2022, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive monthly payments from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of March 31, 2022, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $2.0 million.

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

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spread globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, in early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. Additionally, multiple variants emerged in 2021 and became highly transmissible, which contributed to additional pricing and demand volatility during 2021 to date. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations became available for COVID-19 since late 2020.

Furthermore, in February 2022, Russian military forces invaded Ukraine leading to various trade and economic sanctions being implemented by countries and private market participants on Russia which have resulted in a global supply shortage of oil and natural gas.

As a result of the lifting of certain restrictions put in place in response to COVID-19 and the global supply shortage of oil and natural gas caused by the Russian invasion of Ukraine, in addition to other changing market conditions, oil and natural gas market prices have sharply increased. However, commodity prices have historically been volatile, and we cannot predict events which may lead to future fluctuations in these prices. Additional actions may be required in response to the COVID-19 pandemic on a national, state and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions (including further closures of businesses), particularly if the 2021 resurgence and spread of the COVID-19 pandemic continues. The COVID-19 pandemic continues to be dynamic and evolving, and its ultimate duration and effects remain uncertain. Similarly, the length, impact and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable and could lead to significant market disruptions and increased volatility in oil and natural gas prices and supply of energy resources along with instability in the global commodity and financial markets.

Results of Operations

Acquisition for Units

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2022 through March 31, 2022 of $0.7 million. The contributed cash, net of capitalized transaction costs paid, of $0.7 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2022.

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini 5 Thirty, LP, a Texas limited partnership (“Gemini”), the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, Gemini delivered funds to the Partnership in an amount equal to their cash receipts during the period from October 1, 2021 through December 31, 2021 of $1.9 million. During the three months ended March 31, 2022, the Partnership received final settlement net cash receipts from the transaction of $0.4 million. The final settlement net cash receipts, net of capitalized transaction costs of $0.3 million, are included in the net cash contributed in acquisition on the condensed consolidated statement of cash flows for the three months ended March 31, 2022.

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

Three Months Ended March 31, 2022 as compared to Three Months Ended March 31, 2021

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the NPI calculation. Our portion of oil and natural gas sales volumes and average sales prices are shown in the following table. Oil sales volumes include volumes attributable to natural gas liquids and oil sales prices include natural gas liquids prices combined by volumetric proportions.

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2022	2021	% Change
Royalty Properties natural gas sales (mmcf)	1,147	740	55%
Royalty Properties oil sales (mbbls)	369	246	50%
NPI natural gas sales (mmcf)	320	278	15%
NPI oil sales (mbbls)	94	90	4%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$4.49	$2.28	97%
Royalty Properties oil sales ($/bbl)	$80.47	$51.47	56%
NPI natural gas sales ($/mcf)	$5.24	$2.92	79%
NPI oil sales ($/bbl)	$79.88	$49.50	61%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the first three months of 2021 to the same period of 2022 is primarily a result of higher suspense releases on new wells in the Permian Basin, South Texas, and Rockies, increased production in the Permian Basin and Bakken region, and increased production in the Rockies due to higher prior period adjustments in the first quarter of 2022. The increase in natural gas sales volumes attributable to our Royalty Properties from the first quarter of 2021 to the same period of 2022 is primarily a result of higher suspense releases on new wells in the Permian Basin, Southeast, Rockies, and South Texas, increased production in the Permian Basin and Mid-Continent, and increased production in the Rockies due to higher prior period adjustments in the first quarter of 2022.

Oil sales attributable to our NPI properties remained consistent from the first quarter of 2021 to the same period of 2022. This is primarily a result of higher suspense releases on new wells in the Permian Basin and Bakken region and increased production in the Permian Basin, offset by natural production declines in the Bakken region and Mid-Continent. The increase in natural gas sales volumes attributable to our NPI properties from the first quarter of 2021 to the same period of 2022 is primarily the result of higher suspense releases on new wells and increased production in the Permian Basin, partially offset by natural production declines in the Bakken region.

Operating costs, including production taxes, increased 120% from the first quarter of 2021 to the same period of 2022. The increase is primarily a result of higher proportionate production taxes due to higher oil and natural gas sales volumes prices and higher ad valorem taxes.

Depreciation, depletion and amortization increased 96% from the first three months of 2021 to the same period of 2022.We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions.

General and administrative expenses decreased 9% from the first three months of 2021 to the same period of 2022. The decrease is primarily a result of lower compensation expenses.

Net cash provided by operating activities increased 170% from the first three months of 2021 to the same period of 2022. The increase is primarily a result of higher Royalties revenue receipts, net of operating costs, including production taxes, and higher NPI payment receipts for the first three months of 2022 compared to the same period of 2021.

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

Cash receipts attributable to our Royalty Properties during the first quarter of 2022 totaled $24.7 million. Approximately 75% of these receipts reflect oil sales during December 2021 through February 2022 and natural gas sales during November 2021 through January 2022, and approximately 25% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the first quarter of 2022 were $70.51/bbl and $4.59/mcf, respectively.

Cash receipts attributable to our Net Profits Interest during the first quarter of 2022 totaled $6.9 million. Approximately 65% of these receipts reflect oil and natural gas sales during November 2021 through January 2022, and approximately 35% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the first quarter of 2022 were $66.92/bbl and $5.36/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital, on both a short-term and long-term basis, are our cash flows from the Royalty Properties and the NPI. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from Royalty Properties and NPIs (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 4 to the unaudited Condensed Consolidated Financial Statements included in “Item 1 – Financial Statements” of this Quarterly Report on Form 10-Q for additional information regarding cash distributions to unitholders.

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of March 31, 2022 are summarized as follows:

In Thousands
2022	$259
2023	350
2024	356
2025	362
2026	368
Thereafter	817
Total lease payments	2,512
Less amount representing interest	(701)
Total lease obligation	$1,811

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the spread of COVID-19 and any ongoing variants and increased oil and natural gas market volatility caused by the Russian invasion of Ukraine. Although demand and market prices for oil and natural gas have recently increased due to the rising energy use and worldwide shortage of oil due to sanctions implemented on Russia, we cannot predict events that may lead to future price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the evolution of COVID-19 and any ongoing variants, along with the military conflict between Russia and Ukraine which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Despite recent improvements, the current economic environment is volatile, and therefore, we cannot predict the ultimate impact that COVID-19 or the ongoing military conflict between Russia and Ukraine will have on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents totaled $33.0 million at March 31, 2022 and $28.3 million at December 31, 2021.

Critical Accounting Policies and Estimates

As of March 31, 2022, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This section supplements and updates certain risk factors disclosed in “Item 1A – Risk Factors” of Part I of the Partnership’s annual report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). The following risk factor should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this report, all of these risk factors should be carefully considered in evaluating us and our common units. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Disclosure Regarding Forward-Looking Statements” on page 1 of this report.

The Partnership may be adversely affected by the global economic instability caused by the military conflict between Russia and Ukraine.

In February 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources along with instability in financial markets. As a result of the invasion, various economic and trade sanctions have been implemented by countries and private market participants on Russia which have resulted in a lower worldwide supply of oil and natural gas, contributing to a sharp increase in market prices for these commodities. Despite this increase in market prices for oil and natural gas, such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: May 5, 2022		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 5, 2022		Chief Financial Officer