Form 10-Q
period 2022-06-30
DORCHESTER MINERALS, L.P.
filed 2022-08-04
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of common units representing limited partnership interests outstanding as of August 4, 2022: 37,554,774

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$42,976	$28,306
Trade and other receivables	20,341	11,533
Net profits interest receivable - related party	9,331	6,822
Total current assets	72,648	46,661

Oil and natural gas properties (full cost method)	453,799	440,052
Accumulated full cost depletion	(350,926)	(341,733)
Total	102,873	98,319

Leasehold improvements	989	989
Accumulated amortization	(376)	(330)
Total	613	659

Operating lease right-of-use asset	1,061	1,168
Total assets	$177,195	$146,807

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$4,084	$2,512
Operating lease liability	286	291
Total current liabilities	4,370	2,803

Operating lease liability	1,452	1,594
Total liabilities	5,822	4,397

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	1,497	982
Unitholders	169,876	141,428
Total partnership capital	171,373	142,410
Total liabilities and partnership capital	$177,195	$146,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net operating revenues:
Royalties	$37,140	$16,770	$72,019	$31,141
Net profits interests	9,013	4,224	14,483	7,199
Lease bonus	1,253	7	1,253	444
Other	53	360	105	366

Total net operating revenues	47,459	21,361	87,860	39,150

Costs and expenses:
Operating, including production taxes	3,807	1,644	7,075	3,165
Depreciation, depletion and amortization	4,773	2,484	9,239	4,782
General and administrative expenses	1,555	724	3,598	2,893

Total costs and expenses	10,135	4,852	19,912	10,840

Net income	$37,324	$16,509	$67,948	$28,310

Allocation of net income:
General partner	$1,253	$551	$2,335	$948
Unitholders	$36,071	$15,958	$65,613	$27,362
Net income per common unit (basic and diluted)	$0.96	$0.46	$1.76	$0.79
Weighted average basic and diluted common units outstanding	37,555	34,688	37,275	34,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended June 30, 2021
Balance at April 1, 2021	$654	$87,030	$87,684	34,680
Net income	551	15,958	16,509
Acquisition of assets for units	-	12,216	12,216	725
Distributions ($0.303441 per Unit)	(374)	(10,523)	(10,897)
Balance at June 30, 2021	$831	$104,681	$105,512	35,405
Three Months Ended June 30, 2022
Balance at April 1, 2022	$1,209	$162,118	$163,327	37,555
Net income	1,253	36,071	37,324
Distributions ($0.753926 per Unit)	(965)	(28,313)	(29,278)
Balance at June 30, 2022	$1,497	$169,876	$171,373	37,555

	General Partner	Unitholders	Total	Unitholder Units
Six Months Ended June 30, 2021
Balance at January 1, 2021	$536	$84,028	$84,564	34,680
Net income	948	27,362	28,310
Acquisition of assets for units	-	12,216	12,216	725
Distributions ($0.545701 per Unit)	(653)	(18,925)	(19,578)
Balance at June 30, 2021	$831	$104,681	$105,512	35,405
Six Months Ended June 30, 2022
Balance at January 1, 2022	$982	$141,428	$142,410	36,985
Net income	2,335	65,613	67,948
Acquisition of assets for units	-	14,792	14,792	570
Distributions ($1.393213 per Unit)	(1,820)	(51,957)	(53,777)
Balance at June 30, 2022	$1,497	$169,876	$171,373	37,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$67,444	$28,211

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	1,003	352
Proceeds from the sale of oil and natural gas properties	-	262
Total cash flows provided by investing activities	1,003	614

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(53,777)	(19,578)

Increase in cash and cash equivalents	14,670	9,247
Cash and cash equivalents at beginning of period	28,306	11,232

Cash and cash equivalents at end of period	$42,976	$20,479

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of oil and natural gas properties	$14,792	$12,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business and Basis of Presentation

Description of the Business

Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003. Our business may be described as the acquisition, ownership and administration of Royalty Properties (which consists of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 590 counties and parishes in 28 states (“Royalty Properties”)) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements prepared in conformity with U.S. GAAP. Therefore, the accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s 2021 Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this Quarterly Report on Form 10-Q. Per unit information is calculated by dividing the income or loss applicable to holders of the Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ.

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

Recent Events

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

In February 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources along with instability in financial markets. As a result of the invasion, various economic and trade sanctions have been implemented by countries and private market participants on Russia which have resulted in a lower worldwide supply of oil and natural gas, contributing to a sharp increase in market prices for these commodities. Despite this increase in market prices for oil and natural gas, such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations. Although the global economic recovery has recently softened due to higher inflation and rising interest rates, demand and market prices for oil and natural gas remain strong, due in part to the ongoing Russian invasion of Ukraine along with rising energy use. However, we cannot predict events that may lead to future price volatility and the near-term energy outlook remains subject to heightened levels of uncertainty.

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions and the Russian invasion of Ukraine on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. While there has been a recent reduction in global constraints, additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions, particularly if the resurgence and spread of the COVID-19 pandemic continues. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the effect the virus will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in each circumstance. Any effects on the Partnership’s business, financial position, or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Although the Partnership believes these estimates are reasonable, actual results could differ from those estimates.

Recent Accounting Pronouncements

The Partnership considers the applicability and impact of all ASUs. There are no recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption.

3.	Acquisitions for Units

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received during the three months ended June 30, 2022, net of capitalized transaction costs paid, of $0.9 million are included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2022. The condensed consolidated balance sheet as of June 30, 2022 includes $13.8 million of net proved oil and natural gas properties acquired in the transaction.

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini 5 Thirty, LP, a Texas limited partnership (“Gemini”), the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, Gemini delivered funds to the Partnership in an amount equal to their cash receipts during the period from October 1, 2021 through December 31, 2021 of $1.9 million. The condensed consolidated balance sheet as of December 31, 2021 includes $29.3 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received during the six months ended June 30, 2022, net of capitalized transaction costs, of $0.1 million are included in the net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2022.

On June 30, 2021, pursuant to a non-taxable contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs, of $0.4 million is included in the net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2021. The condensed consolidated balance sheet as of December 31, 2021 includes $11.5 million of net oil and natural gas properties acquired in the transaction.

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

The distribution for the second quarter of 2022 will be paid on 37,554,774 common units. The second quarter 2022 distribution of $0.969012 per common unit will be paid on August 11, 2022. The distribution for the second quarter of 2021 was paid on 35,404,774 common units. Our partnership agreement requires the third quarter cash distribution to be paid by November 14, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three and six months ended June 30, 2022 and June 30, 2021, should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 590 counties and parishes in 28 states.

As of June 30, 2022, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive monthly payments from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of June 30, 2022, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $4.1 million.

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

As a result of the lifting of certain restrictions put in place in response to COVID-19 and the global supply shortage of oil and natural gas caused by the Russian invasion of Ukraine, in addition to other changing market conditions, oil and natural gas market prices have shown sharp increases. While global economic recovery has recently softened due to higher inflation and rising interest rates, demand and market prices for oil and natural gas remain strong. However, commodity prices have historically been volatile, and we cannot predict events which may lead to future fluctuations in these prices. Additional actions may be required in response to the COVID-19 pandemic on a national, state and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions (including further closures of businesses), particularly if the resurgence and spread of the COVID-19 pandemic continues. The COVID-19 pandemic continues to be dynamic and evolving, and its ultimate duration and effects remain uncertain. Similarly, the length, impact and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable and could lead to significant market disruptions and increased volatility in oil and natural gas prices and supply of energy resources along with instability in the global commodity and financial markets.

Results of Operations

Acquisition for Units

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received during the three months ended June 30, 2022, net of capitalized transaction costs paid, of $0.9 million are included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2022.

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini, the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, Gemini delivered funds to the Partnership in an amount equal to their cash receipts during the period from October 1, 2021 through December 31, 2021 of $1.9 million. Final settlement net cash received during the six months ended June 30, 2022, net of capitalized transaction costs, of $0.1 million are included in the net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2022.

On June 30, 2021, pursuant to a non-taxable contribution and exchange agreement with JSFM, the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs, of $0.4 million is included in the net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2021.

Three and Six Months Ended June 30, 2022 as compared to Three and Six Months Ended June 30, 2021

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Accrual basis sales volumes:	2022	2021	% Change	2022	2021	% Change
Royalty properties natural gas sales (mmcf)	1,105	1,014	9%	2,252	1,754	28%
Royalty properties oil sales (mbbls)	318	225	41%	687	471	46%
NPI natural gas sales (mmcf)	353	415	(15%)	673	693	(3%)
NPI oil sales (mbbls)	139	97	43%	233	187	25%

Accrual basis average sales price:
Royalty properties natural gas sales ($/mcf)	$6.46	$3.48	86%	$5.46	$2.97	84%
Royalty properties oil sales ($/bbl)	$94.52	$58.88	61%	$86.96	$55.01	58%
NPI natural gas sales ($/mcf)	$7.67	$3.37	128%	$6.51	$3.19	104%
NPI oil sales ($/bbl)	$84.24	$58.08	45%	$82.48	$53.96	53%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the second quarter of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin, Rockies, and Bakken region and higher suspense releases on new wells in the Permian Basin. The increase in oil sales volumes attributable to our Royalty Properties from the first six months of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin, Rockies, and Bakken region and higher suspense releases on new wells in the Permian Basin and Rockies. The increase in natural gas sales volumes attributable to our Royalty Properties from the second quarter of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin, Rockies, Mid-Continent, and East Texas and higher suspense releases on new wells in the Permian Basin, partially offset by natural production declines in the Barnett Shale, Fayetteville Shale, and Bakken region. The increase in natural gas sales volumes attributable to our Royalty Properties from the first six months of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin, Rockies, Mid-Continent, and Southeast and higher suspense releases on new wells in the Permian Basin, Rockies, and Southeast, partially offset by natural production declines in the Barnett Shale.

The increase in oil sales volumes attributable to our NPI properties from the second quarter of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin and higher suspense releases on new wells in the Permian Basin and Bakken region. The increase in oil sales volumes attributable to our NPI properties from the first six months of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin and higher suspense releases on new wells in the Permian Basin and Bakken region, partially offset by natural production declines in the Bakken region. The decrease in natural gas sales volumes attributable to our NPI properties from the second quarter of 2021 to the same period of 2022 is primarily a result of a decrease in production in the Permian Basin, natural production declines in the Bakken region, and decreased Fayetteville Shale production due to higher prior period adjustments in the second quarter of 2021, partially offset by higher suspense releases on new wells in the second quarter of 2022. Natural gas sales volumes attributable to our NPI properties remained consistent from the first six months of 2021 to the same period of 2022. This is primarily a result of increased production in the Permian Basin and higher suspense releases on new wells in the Permian Basin, offset by natural production declines in the Bakken region and decreased Fayetteville Shale production due to higher prior period adjustments in the second quarter of 2021.

Lease bonus revenue increased 182% from the first six months of 2021 to the same period of 2022. This increase and the second quarter of 2022 lease bonus revenue is primarily attributable to receipt of a bonus from a lease consummated in the Permian Basin in the second quarter of 2022.

Operating costs, including production taxes, increased 132% from the second quarter of 2021 to the same period of 2022 and 124% from the first six months of 2021 to the same period of 2022. The increases are primarily a result of higher proportionate production taxes due to higher Royalty Properties oil and natural gas sales volumes and higher sales prices and ad valorem taxes.

Depreciation, depletion and amortization increased 92% from the second quarter of 2021 to the same period of 2022 and 93% from the first six months of 2021 to the same period of 2022.We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions.

General and administrative expenses increased 115% from the second quarter of 2021 to the same period of 2022 and 24% from the first six months of 2021 to the same period of 2022. The increases are primarily a result of higher compensation expenses due to the forgiveness of the Operating Partnership’s $0.9 million Paycheck Protection Program loan in the second quarter of 2021, which was applied as a non-recurring credit of compensation costs previously reimbursed between the Partnership and the Operating Partnership, partially offset by lower information technology project costs in the second quarter and first six months of 2022 when compared to the same periods of 2021.

Net cash provided by operating activities increased 139% from the first six months of 2021 to the same period of 2022. The increase is primarily a result of higher Royalties revenue receipts, net of operating costs, including production taxes, and higher NPI payment receipts.

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

Cash receipts attributable to our Royalty Properties during the second quarter of 2022 totaled $33.9 million. Approximately 74% of these receipts reflect oil sales during March 2022 through May 2022 and natural gas sales during February 2022 through April 2022, and approximately 26% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the second quarter of 2022 were $89.14/bbl and $4.59/mcf, respectively.

Cash receipts attributable to our Net Profits Interest during the second quarter of 2022 totaled $5.1 million. Approximately 68% of these receipts reflect oil and natural gas sales during February 2022 through April 2022, and approximately 32% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the second quarter of 2022 were $81.42/bbl and $5.31/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of June 30, 2022 are summarized as follows:

In Thousands
2022	$173
2023	350
2024	356
2025	362
2026	368
Thereafter	817
Total lease payments	2,426
Less amount representing interest	(688)
Total lease obligation	$1,738

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the spread of COVID-19 and any ongoing variants and increased oil and natural gas market volatility caused by the Russian invasion of Ukraine and the recent rise in inflation and interest rates. Although demand and market prices for oil and natural gas have remained strong due to the rising energy use and worldwide shortage of oil due to sanctions implemented on Russia, we cannot predict events that may lead to future price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the evolution of COVID-19 and any ongoing variants, along with the military conflict between Russia and Ukraine which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Despite recent improvements, the current economic environment is volatile, and therefore, we cannot predict the ultimate impact that COVID-19 or the ongoing military conflict between Russia and Ukraine will have on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents totaled $43.0 million at June 30, 2022 and $28.3 million at December 31, 2021.

Critical Accounting Policies and Estimates

As of June 30, 2022, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Partnership’s risk factors as disclosed in Item 1A of Part I of the Partnership’s annual report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2022.

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

DORCHESTER MINERALS, L.P.

By:	Dorchester Minerals Management LP
its General Partner

By:	Dorchester Minerals Management GP LLC
its General Partner

	By:	/s/ William Casey McManemin
William Casey McManemin
Date: August 4, 2022		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 4, 2022		Chief Financial Officer