Form 10-Q
period 2022-09-30
DORCHESTER MINERALS, L.P.
filed 2022-11-03
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of common units representing limited partnership interests outstanding as of November 3, 2022: 38,371,493

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$51,988	$28,306
Trade and other receivables	17,635	11,533
Net profits interest receivable - related party	5,955	6,822
Total current assets	75,578	46,661

Oil and natural gas properties (full cost method)	473,086	440,052
Accumulated full cost depletion	(355,150)	(341,733)
Total	117,936	98,319

Leasehold improvements	989	989
Accumulated amortization	(399)	(330)
Total	590	659

Operating lease right-of-use asset	1,009	1,168
Total assets	$195,113	$146,807

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$5,220	$2,512
Operating lease liability	284	291
Total current liabilities	5,504	2,803

Operating lease liability	1,381	1,594
Total liabilities	6,885	4,397

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	1,428	982
Unitholders	186,800	141,428
Total partnership capital	188,228	142,410
Total liabilities and partnership capital	$195,113	$146,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net operating revenues:
Royalties	$33,530	$20,031	$105,549	$51,172
Net profits interests	2,995	3,493	17,478	10,692
Lease bonus	7,344	12	8,596	456
Other	188	433	294	799

Total net operating revenues	44,057	23,969	131,917	63,119

Costs and expenses:
Operating, including production taxes	3,184	2,126	10,259	5,291
Depreciation, depletion and amortization	4,247	2,902	13,486	7,684
General and administrative expenses	2,425	910	6,023	3,803

Total costs and expenses	9,856	5,938	29,768	16,778

Net income	$34,201	$18,031	$102,149	$46,341

Allocation of net income:
General Partner	$1,288	$631	$3,623	$1,579
Unitholders	$32,913	$17,400	$98,526	$44,762
Net income per common unit (basic and diluted)	$0.88	$0.49	$2.64	$1.28
Weighted average basic and diluted common units outstanding	37,564	35,405	37,372	34,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended September 30, 2021
Balance at July 1, 2021	$831	$104,681	$105,512	35,405
Net income	631	17,400	18,031
Distributions ($0.480528 per Unit)	(602)	(17,013)	(17,615)
Balance at September 30, 2021	$860	$105,068	$105,928	35,405

Three Months Ended September 30, 2022
Balance at July 1, 2022	$1,497	$169,876	$171,373	37,555
Net income	1,288	32,913	34,201
Acquisition of assets for units	-	20,402	20,402	817
Distributions ($0.969012 per Unit)	(1,357)	(36,391)	(37,748)
Balance at September 30, 2022	$1,428	$186,800	$188,228	38,372

	General Partner	Unitholders	Total	Unitholder Units
Nine Months Ended September 30, 2021
Balance at January 1, 2021	$536	$84,028	$84,564	34,680
Net income	1,579	44,762	46,341
Acquisition of assets for units	-	12,216	12,216	725
Distributions ($1.026229 per Unit)	(1,255)	(35,938)	(37,193)
Balance at September 30, 2021	$860	$105,068	$105,928	35,405

Nine Months Ended September 30, 2022
Balance at January 1, 2022	$982	$141,428	$142,410	36,985
Net income	3,623	98,526	102,149
Acquisitions of assets for units	-	35,194	35,194	1,387
Distributions ($2.362225 per Unit)	(3,177)	(88,348)	(91,525)
Balance at September 30, 2022	$1,428	$186,800	$188,228	38,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Net cash provided by operating activities	$113,382	$47,461

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	1,825	563
Proceeds from the sale of oil and natural gas properties	-	262
Total cash flows provided by investing activities	1,825	825

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(91,525)	(37,193)

Increase in cash and cash equivalents	23,682	11,093
Cash and cash equivalents at beginning of period	28,306	11,232

Cash and cash equivalents at end of period	$51,988	$22,325

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions of oil and natural gas properties	$35,194	$12,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business and Basis of Presentation

Description of the Business

Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003. Our business may be described as the acquisition, ownership and administration of Royalty Properties (which consists of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 592 counties and parishes in 28 states (“Royalty Properties”)) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”).

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

In February 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources along with instability in financial markets. As a result of the invasion, various economic and trade sanctions have been implemented by countries and private market participants on Russia which have resulted in a lower worldwide supply of oil and natural gas, contributing to a sharp increase in market prices for these commodities in the first half of 2022. However, during the third quarter of 2022, oil prices slightly softened due partly to slowing economic growth resulting from higher inflation and rising interest rates. Despite this slowing of the global economic recovery, demand and market prices for oil and natural gas remain strong, due in part to the ongoing Russian invasion of Ukraine along with rising energy use. However, the sanctions imposed against Russia, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations. We cannot predict events that may lead to future price volatility and the near-term energy outlook remains subject to heightened levels of uncertainty.

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions and the Russian invasion of Ukraine on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. While there has been a reduction in global constraints, additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions, particularly if the resurgence and spread of the COVID-19 pandemic continues. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the effect the virus will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

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

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company (“Excess”), the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral, royalty and overriding royalty interests to the Partnership, Excess delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2022 through September 30, 2022 of $0.9 million. The contributed cash is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022. The condensed consolidated balance sheet as of September 30, 2022 includes $19.1 million of net oil and natural gas properties acquired in the transaction. Net property additions for the nine months ended September 30, 2022 includes $1.8 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.8 million are included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022. The condensed consolidated balance sheet as of September 30, 2022 includes $14.0 million of net proved oil and natural gas properties acquired in the transaction.

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini 5 Thirty, LP, a Texas limited partnership (“Gemini”), the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, Gemini delivered funds to the Partnership in an amount equal to their cash receipts during the period from October 1, 2021 through December 31, 2021 of $1.9 million. The condensed consolidated balance sheet as of December 31, 2021 includes $29.3 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs, of $0.1 million are included in the net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022.

On June 30, 2021, pursuant to a non-taxable contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.6 million are included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021. The condensed consolidated balance sheet as of December 31, 2021 includes $11.5 million of net oil and natural gas properties acquired in the transaction.

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

The distribution for the third quarter of 2022 will be paid on 38,371,493 common units. The third quarter 2022 distribution of $1.135019 per common unit will be paid on November 10, 2022. The distribution for the third quarter of 2021 was paid on 35,404,774 common units. Our partnership agreement requires the fourth quarter 2022 distribution to be paid by February 14, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three and nine months ended September 30, 2022 and September 30, 2021, should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 592 counties and parishes in 28 states.

As of September 30, 2022, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive monthly payments from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of September 30, 2022, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $5.6 million.

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

As a result of the lifting of certain restrictions put in place in response to COVID-19 and the global supply shortage of oil and natural gas caused by the Russian invasion of Ukraine, in addition to other changing market conditions, oil and natural gas market prices sharply increased during the first half of 2022. While oil prices have slightly softened in the third quarter of 2022, due partly to slowing economic growth resulting from higher inflation and rising interest rates, demand and market prices for oil and natural gas remain strong, due in part to the ongoing Russian invasion of Ukraine along with rising energy use. However, commodity prices have historically been volatile, and we cannot predict events which may lead to future fluctuations in these prices. Additional actions may be required in response to the COVID-19 pandemic on a national, state and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions (including further closures of businesses), particularly if the resurgence and spread of the COVID-19 pandemic continues. The COVID-19 pandemic continues to be dynamic and evolving, and its ultimate duration and effects remain uncertain. Similarly, the length, impact and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable and could lead to significant market disruptions and increased volatility in oil and natural gas prices and supply of energy resources along with instability in the global commodity and financial markets.

Results of Operations

Acquisitions for Units

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess, the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral, royalty and overriding royalty interests to the Partnership, Excess delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2022 through September 30, 2022 of $0.9 million. The contributed cash is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022.

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.8 million are included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022.

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini, the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, Gemini delivered funds to the Partnership in an amount equal to their cash receipts during the period from October 1, 2021 through December 31, 2021 of $1.9 million. Final settlement net cash received, net of capitalized transaction costs, of $0.1 million are included in the net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022.

On June 30, 2021, pursuant to a non-taxable contribution and exchange agreement with JSFM, the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.6 million are included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021.

Three and Nine Months Ended September 30, 2022 as compared to Three and Nine Months Ended September 30, 2021

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Accrual basis sales volumes:	2022	2021	% Change	2022	2021	% Change
Royalty properties natural gas sales (mmcf)	1,086	971	12%	3,338	2,725	22%
Royalty properties oil sales (mbbls)	322	271	19%	1,009	742	36%
NPI natural gas sales (mmcf)	290	304	(5%)	963	997	(3%)
NPI oil sales (mbbls)	80	80	-	313	267	17%

Accrual basis average sales price:
Royalty properties natural gas sales ($/mcf)	$6.91	$3.74	85%	$5.93	$3.24	83%
Royalty properties oil sales ($/bbl)	$80.90	$60.65	33%	$85.03	$57.06	49%
NPI natural gas sales ($/mcf)	$6.42	$4.88	32%	$6.48	$3.71	75%
NPI oil sales ($/bbl)	$82.99	$62.75	32%	$82.61	$56.58	46%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the third quarter of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin, Rockies, and South Texas and higher suspense releases on new wells in the Rockies and South Texas, partially offset by lower suspense releases on new wells in the Permian Basin and Bakken region. The increase in oil sales volumes attributable to our Royalty Properties from the first nine months of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin and Bakken region and higher suspense releases on new wells in the Permian Basin, Rockies, South Texas, and Bakken region. The increase in natural gas sales volumes attributable to our Royalty Properties from the third quarter of 2021 to the same period of 2022 is primarily a result of increased production and higher suspense releases on new wells in the Permian Basin and Rockies, partially offset by natural production declines in the Barnett Shale and Bakken region. The increase in natural gas sales volumes attributable to our Royalty Properties from the first nine months of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin and Mid-Continent and higher suspense releases on new wells in the Permian Basin, Rockies, Southeast and South Texas, partially offset by natural production declines in the Barnett Shale.

Oil sales volumes attributable to our NPI properties remained consistent from the third quarter of 2021 to the same period of 2022. This is primarily a result of increased production in the Permian Basin and higher suspense releases on new wells in the Bakken region, offset by natural declines in the Bakken region and lower suspense releases on new wells in the Permian Basin. The increase in oil sales volumes attributable to our NPI properties from the first nine months of 2021 to the same period of 2022 is primarily a result of increased production in the Permian Basin, higher suspense releases on new wells in the Permian Basin during the first six months of 2022, and higher suspense releases on new wells in the Bakken region during the first nine months of 2022, partially offset by natural production declines in the Bakken region. The decrease in natural gas sales volumes attributable to our NPI properties from the third quarter of 2021 to the same period of 2022 is primarily a result of natural production declines in the Bakken region and lower suspense releases on new wells in the Permian Basin, partially offset by increased production in the Permian Basin. The decrease in natural gas sales volumes attributable to our NPI properties from the first nine months of 2021 to the same period of 2022 is primarily a result of natural production declines in the Bakken region and decreased Fayetteville Shale production due to higher prior period adjustments in the second quarter of 2021, partially offset by increased production and higher suspense releases on new wells in the Permian Basin.

Lease bonus revenue for the third quarter and first nine months of 2022 is primarily attributable to receipt of a bonus of approximately $7.3 million from a lease executed on September 30, 2022, wherein the Partnership leased 243 net acres in two tracts of land in Reagan County, Texas for $30,000 per acre and a 25% royalty.

Operating costs, including production taxes, increased 50% from the third quarter of 2021 to the same period of 2022 and 94% from the first nine months of 2021 to the same period of 2022. The increases are primarily a result of higher proportionate production taxes due to higher Royalty Properties oil and natural gas sales volumes and sales prices and higher ad valorem taxes.

Depreciation, depletion and amortization increased 46% from the third quarter of 2021 to the same period of 2022 and 76% from the first nine months of 2021 to the same period of 2022. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions.

General and administrative expenses increased 166% from the third quarter of 2021 to the same period of 2022 primarily as a result of higher compensation expenses due to market adjustments and forgiveness of the Operating Partnership’s $0.8 million Paycheck Protection Program loan in the third quarter of 2021, which was applied as a non-recurring credit of compensation costs previously reimbursed between the Partnership and the Operating Partnership. General and administrative expenses increased 58% from the first nine months of 2021 to the same period of 2022 primarily as a result of higher compensation expenses due to market adjustments and forgiveness of the Operating Partnership’s $0.9 million and $0.8 million Paycheck Protection Program loans in the second and third quarter of 2021, respectively, which were applied as non-recurring credits of compensation costs previously reimbursed between the Partnership and the Operating Partnership, partially offset by lower information technology project costs in the first nine months of 2022 when compared to the same period of 2021.

Net cash provided by operating activities increased 139% from the first nine months of 2021 to the same period of 2022. The increase is primarily a result of higher royalty revenue receipts, net of operating costs, including production taxes, higher NPI payment receipts, and higher lease bonus receipts.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2022 totaled $35.0 million. Approximately 79% of these receipts reflect oil sales during June 2022 through August 2022 and natural gas sales during May 2022 through July 2022, and approximately 21% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the third quarter of 2022 were $91.49/bbl and $6.55/mcf, respectively.

Cash receipts attributable to our Net Profits Interest during the third quarter of 2022 totaled $6.4 million. Approximately 66% of these receipts reflect oil and natural gas sales during May 2022 through July 2022, and approximately 34% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the third quarter of 2022 were $87.87/bbl and $6.40/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of September 30, 2022 are summarized as follows:

In Thousands
2022	$86
2023	350
2024	356
2025	362
2026	368
Thereafter	816
Total lease payments	2,338
Less amount representing interest	(673)
Total lease obligation	$1,665

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

Liquidity and Working Capital

Cash and cash equivalents totaled $52.0 million at September 30, 2022 and $28.3 million at December 31, 2021.

Critical Accounting Policies and Estimates

As of September 30, 2022, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This section supplements and updates certain risk factors disclosed in “Item 1A – Risk Factors” of Part I of the Partnership’s annual report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) and in “Item 1A – Risk Factors” of Part II of the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter Report” and together with the Annual Report, the “Former Reports”). The following risk factor should be read together with the other risk factors disclosed in the Former Reports. In addition to the other information in this report, all of these risk factors should be carefully considered in evaluating us and our common units. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Disclosure Regarding Forward-Looking Statements” on page 1 of this report.

Our unitholders may be subject to withholding tax upon transfers of their common units.

If a unitholder sells or otherwise disposes of a common unit on or after January 1, 2023, the transferee generally will be required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. However, final regulations issued by the Treasury Department on the application of these rules to transfers of certain publicly traded partnership interests, including our common units, provide that the obligation to withhold on a transfer of interests in a publicly traded partnership that is effected through a broker is imposed on the transferor’s broker (instead of the transferee), and the “amount realized” on such a transfer will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor (and thus determined without regard to any decrease in that transferor’s share of the publicly traded partnership's liabilities). Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

3.16	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.1	Contribution and Exchange Agreement dated September 16, 2022, by and among Dorchester Minerals, L.P., and Excess Energy, LLC (incorporated by reference to Exhibit 2.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on September 21, 2022)

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: November 3, 2022		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 3, 2022		Chief Financial Officer