Form 10-K
period 2022-12-31
DORCHESTER MINERALS, L.P.
filed 2023-02-23
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐ No ☒

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $829,229,281 as of the last business day of the registrant’s most recently completed second fiscal quarter, based on $23.85 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 23, 2023: 38,371,493

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2023 Annual Meeting of Unitholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2022.

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

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership's registration statement on Form S-4.

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company (“Excess”), the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership's registration statement on Form S-4.

Our primary business objective is to provide an attractive yield to our unitholders by focusing on strategically managing our assets and protecting our balance sheet, while maintaining a best-in-class cost structure. We intend to accomplish this objective by executing the following strategies:

●	Capitalize on the development of the properties underlying our mineral interests. Production from our mineral interests could increase as operators continue to drill, complete and develop our acreage. We expect to benefit from continued operator development and believe the new production will help offset other mature property production declines.

●	Seek to acquire from time to time, accretive mineral or other interests in producing oil and natural gas properties that meet our acquisition criteria. Since our formation, we have acquired, and may have additional opportunities from time to time in the future to acquire, mineral, royalty, or net profits interests in producing or non-producing oil and natural gas properties. We prefer to issue equity as consideration in contribution and exchange transactions.

●	Maintain a conservative capital structure. Since our formation, we have maintained a conservative capital structure that has allowed us to opportunistically purchase accretive mineral and royalty interests. Our partnership agreement prohibits leverage which aids in our ability to successfully operate in challenging business and commodity price environments.

We are currently focused on the acquisition, ownership, and administration of Royalty Properties and NPI. The NPI represents a net profits overriding royalty interest burdening various properties owned by the Operating Partnership. We receive monthly payments equaling 96.97% of the net profits realized by the Operating Partnership from these properties in the preceding month. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 592 counties and parishes in 28 states (“Royalty Properties”).

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

●

in exchange for cash proceeds of any public or private offer and sale of limited partner interests, including common units, or options, rights, warrants, or appreciation rights relating to the limited partner interests, including common units; or

●

in exchange for other cash from our operations, if the aggregate cost of any acquisitions made for cash during the twelve-month period ending on the first to occur of the execution of a definitive agreement for the acquisition or its consummation is no more than 10% of our aggregate cash distributions for the four most recent fiscal quarters.

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our General Partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 40% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have effective registration statements registering an aggregate of 20,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, 16,308,281 units remain available under the Partnership’s registration statements.

Regulation

Many aspects of the production, pricing and marketing of oil and natural gas are regulated by federal and state agencies. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, which frequently increases the regulatory burden on affected members of the industry. These laws and regulations have the potential to impact production on our properties, which could materially adversely affect our business and our prospects. Numerous federal, state and local governmental agencies issue regulations that carry substantial administrative, civil, and criminal penalties and may result in injunctive obligations for non-compliance. Such regulation includes:

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

The strict, joint, and several liability nature of such laws and regulations could impose liability on our operators regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. The long-term trend in environmental regulation has been towards more stringent regulations, and any changes that impact our operators and result in more stringent and costly pollution control could materially adversely affect our business and prospects.

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

Significant Customers

If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base and individually insignificant properties, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or results of operations. Royalty revenues from properties operated by Pioneer Natural Resources Company represented approximately 12% of total operating revenues for the year ended December 31, 2022.

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position.

Our ability to acquire additional mineral, royalty, overriding royalty, net profits and similar interests in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment mainly by issuing equity. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for these and other oil and natural gas properties. Further, oil and natural gas compete with other forms of energy available to customers, primarily based on price. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

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

Human Capital Resources

Employees

As of February 23, 2023, the Operating Partnership had 26 full-time employees in our Dallas, Texas corporate office. Our workforce is our most important asset, and we structure compensation and benefit programs to attract and retain high quality colleagues while providing a flexible hybrid work environment. Our compensation and benefit programs include but are not limited to cash and equity bonuses, a SEP IRA pension plan, insurance plans, and long-term incentives. We support employees in continual training and professional skill development. We offer annual training on compliance, safety, and leadership.

Diversity and Inclusion

We are committed to and value hiring employees with varied personal and professional backgrounds, perspectives and experiences, promoting a culture of diversity and inclusion. The diversity of our employees is a tremendous asset, and we are firmly committed to providing equal opportunity in all aspects of employment and will not tolerate acts of discrimination or harassment. We are committed to employing and advancing in employment all persons without regard to their race, color, sex, religion, national origin, citizenship, age, gender identity, sexual orientation, marital status, genetic information, veteran status, disability, or other protected categories.

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

Our business and the properties in which we hold interests are subject to federal, tribal, state and local laws and regulations relating to the oil and natural gas industry as well as regulations relating to environmental, health, and safety matters. These laws and regulations can have a significant impact on production and costs of production. Regulators have the ability, directly or indirectly, to limit production from our properties, and such limitations or changes in those limitations could negatively impact us in the future.

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

Historically, there has been price volatility in the oil and natural gas markets, which have been impacted by a number of factors, including actions by oil producing nations. For example, after OPEC and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production declined, oil prices remained lower than in previous years on account of an oversupply of oil and natural gas, with a simultaneous decrease in demand as a result of the impact of COVID-19 on the global economy. Thereafter, in 2021, oil and natural gas prices significantly rebounded. Although we continue to see sustained improvements in pricing, on account of a number of factors, the oil and natural gas markets remain subject to price volatility, which may have a material adverse effect on our cash distributions in periods of lower prices. During periods of substantial declines in prices, such as in 2020, oil and natural gas operators on our properties may suspend drilling programs, which would impact our revenues and operating income. In the event that any wells on our properties are shut-in, restarting wells may require significant costs from our operators, and we cannot guarantee that they would be able to restart at the same level. Moreover, due to the extremely volatile market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks in our industry may be enhanced by such conditions.

Continuing or worsening inflationary issues and associated changes in federal monetary policy may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise and may delay or restrict their exploration and development activities.

The rate of inflation in the U.S. has been steadily increasing since 2021 and through 2022. These inflationary pressures may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which- or the combination thereof-could hurt the financial and operating results of our operators’ businesses. If our operators are unable to secure the goods, services and labor necessary for their operations at reasonable costs, their exploration and development activities could be delayed or restricted, which in turn could have a material adverse effect on our financial condition, results of operations and free cash flow.

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

The Federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements, such as emissions controls. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or mandate the use of specific equipment or technologies to control emissions. The U.S. Environmental Protection Agency (“EPA”) continues to develop New Source Performance standards for oil and natural gas facilities. Most recently, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump, the EPA amended the New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments, with the exception of some technical changes, thereby reinstating the prior standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on November 15, 2021, the EPA published a proposed rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. On December 6, 2022, the EPA published a supplemental proposal to strengthen the emission reduction requirements, which would, among other things, expand leak detection requirements and tighten flaring restrictions. Federal changes will affect state air permitting programs in states that administer the federal CAA under a delegation of authority, including states in which we have operations.

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers (“USACOE”). On June 29, 2015, the EPA and the USACOE jointly promulgated a final rule redefining the scope of “Waters of the United States” (“WOTUS”), which would have made additional waters subject to the jurisdiction of the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 WOTUS rule, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. Meanwhile, in October 2022, the Supreme Court heard oral argument in a case addressing the proper test for determining whether wetlands are “waters of the United States.” As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the CWA. To the extent the rules expand the range of properties subject to the CWA’s jurisdiction, our operators could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which could cause delays in development and/or increase the cost of development and operation of those properties.

Spill prevention, control, and countermeasure (“SPCC”) regulations promulgated under the CWA and later amended by the Oil Pollutions Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

The potential adoption of federal and state hydraulic fracturing laws or executive orders could delay or restrict development of our oil and natural gas properties.

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

In addition, on March 26, 2015, the Bureau of Land Management (“BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. Also, on November 18, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and natural gas operations on federal and Indian lands. On March 28, 2017, former President Trump signed an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. State and environmental groups have challenged this rollback. Also, on September 28, 2018, the BLM published a final rule to revise the 2016 methane rule; however, a federal court struck down the scaled-back rule on July 15, 2020, and shortly thereafter, on October 8, 2020, another federal court struck down the 2016 methane rule. On November 28, 2022, the BLM announced a proposed replacement rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and Indian lands, which would require the use of upgraded equipment in some cases and would place time and volume limits on royalty-free flaring. At this time, it is uncertain when, or if, the above rules will be implemented or if new requirements will be adopted. Each of these regulations, to the extent that they are reinstated or modified, may result in additional levels of regulation or complexity that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

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

In recent years, federal, state, and local governments have taken steps to reduce emissions of greenhouse gases (“GHGs”). On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which includes billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, oil and natural gas and adversely impact our business. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. Specifically, the IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their GHG emissions to the EPA, including sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. The methane emissions charge could increase our operators’ costs, which could adversely impact our business, financial condition and cash flows.

The EPA has also finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry, and almost half of the states have taken measures to reduce GHG emissions primarily through the development of GHG emission inventories and/or regional GHG cap and trade programs. The cap and trade programs require major sources of emissions or major fuel producers to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Many states also have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of natural gas during oil and natural gas operations.

In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among approximately 195 nations that signed an international accord in December 2015, the so called Paris Agreement, which became effective on November 4, 2016, with the objective of limiting greenhouse gas emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. In November 2021, in connection with Glasgow Climate Pact, the United States and other world leaders made further commitments to reduce greenhouse gas emissions, including reducing global methane emissions by at least 30% by 2030. Although these international commitments are not directly binding on companies, additional GHG reduction regulatory requirements may be issued in an effort to help meet the U.S. commitments under the Paris Agreement.

Although it is not possible at this time to predict whether or when Congress may adopt additional climate change legislation, or whether EPA may promulgate additional regulation of GHGs from the oil and natural gas industry, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require oil and natural gas operators that develop our properties to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas produced from our properties.

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

In connection with ongoing litigation initiated in February 2017 by the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe contesting the validity of the process used by the USACOE to permit the Dakota Access Pipeline, on July 6, 2020, the United States District Court for the District of Columbia (the “Court”) issued an order vacating the USACOE’s easement for the Dakota Access Pipeline and requiring that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the USACOE appealed the decision. On July 14, 2020, the Court of Appeals granted a temporary administrative stay, and on January 26, 2021, the Court of Appeals affirmed that part of the lower court decision vacating the USACOE’s easement while it prepares a new environmental impact statement, but reversed the lower court’s order to shut down the pipeline. Since then, both the Biden Administration and the Court have declined to shut down the pipeline, and on June 22, 2021, the Court dismissed the subject lawsuit. The Court noted, however, that future challenges were possible depending on the outcome of the ongoing environmental study, which is expected to be completed in Spring 2023. Accordingly, the continued operation of Dakota Access Pipeline in the future is uncertain. While this litigation does not directly impact our operations, we derive a significant amount of revenue from the Royalty Properties and NPIs we hold in the Bakken region, the region for which the Dakota Access Pipeline is intended to be a key pipeline. The outcome of this litigation may have a material adverse effect on our Royalty and NPI revenues derived from the Bakken region based on the timing of future development of wells on, or production of oil and natural gas from, or the method and cost of transportation related to the production on the properties. We have no control over the operation of such properties.

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

Net income as reported for financial statement purposes is presented on an accrual basis in conformity with accounting principles generally accepted in the United States of America. Unitholder Schedule K-1 tax statements are calculated based on applicable tax conventions, and taxable income as calculated for each year will be allocated among unitholders who hold units on the last day of each month. Distributions, however, are calculated on the basis of actual cash receipts, changes in cash reserves, and disbursements during the relevant reporting period. Consequently, due to timing differences between the receipt of proceeds of production and the point in time at which the production giving rise to those proceeds actually occurs, net income reported on our consolidated financial statements and on unitholder Schedule K-1 tax statements will not reflect actual cash distributions during that reporting period.

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

Our continued success depends to a considerable extent upon the abilities and efforts of the senior management of our General Partner, particularly William Casey McManemin, its Chief Executive Officer, and our Chief Executive Officer, Bradley J. Ehrman, and Chief Financial Officer, Leslie A. Moriyama. The loss of the services of any of these key personnel could have a material adverse effect on the results of our operations. We have not obtained insurance or entered into employment agreements with any of these key personnel.

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

In particular, the outbreak starting in 2020 of a coronavirus (COVID-19) resulted in quarantines, restrictions on travel and a decrease in economic activity across the world, which then resulted in a decrease in demand for hydrocarbons. At its height, the COVID-19 pandemic had a significant negative effect on the global economy, supply chains and labor force participation, and created significant volatility in financial markets. Although the effects of the pandemic during 2022 were not as significant as prior years, new variants continued to cause waves of COVID-19 cases around the world. The COVID-19 pandemic and its ongoing variants may continue to have a material adverse effect on the demand for hydrocarbons and the prices at which they are sold, which may impact our revenues and operating income, our cash distributions and our business generally. It is impossible to predict the effect of the continued spread, or fear of continued spread, of COVID-19 and its ongoing variants globally. No assurance can be given that public health threats will not have a material adverse effect, and that any further spread of COVID-19 and its ongoing variants will not have a material adverse effect, on our business, operations and financial results.

The Partnership may be adversely affected by the global economic instability caused by the military conflict between Russia and Ukraine.

In February 2022, Russian military forces invaded Ukraine, causing a military conflict which has contributed to increased economic uncertainty which may continue in 2023. An expansion or escalation of this conflict could lead to additional market disruptions, including significant volatility in commodity prices and supply of energy resources along with instability in financial markets. As a result of the invasion, various economic and trade sanctions have been implemented by countries and private market participants on Russia which have resulted in a lower worldwide supply of oil and natural gas, contributing to a sharp increase in market prices for these commodities. Despite this increase in market prices for oil and natural gas, such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly since we are now a large accelerated filer and are no longer a smaller reporting company. The Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Properties

We own two categories of properties: Royalty Properties and Net Profits Interests (“NPI”).

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profit and leasehold interests in properties located in 592 counties and parishes in 28 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third-party subscription services. Consequently, the exact number of wells producing from or drilling on the Royalty Properties at a given point in time is not easily determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth, as of December 31, 2022, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased.

	Mineral	Royalty	Overriding Royalty	Leasehold
Number of States	28	17	17	8
Number of Counties/Parishes	517	194	149	32
Gross Acres	2,833,000	658,000	311,000	23,000
Net Acres (where applicable)	458,000	-	-	-

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

The following table sets forth, as of December 31, 2022, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	105,000	8,000	Montana	366,000	81,000
Arkansas	49,000	16,000	Nebraska	3,000	< 500
Colorado	53,000	4,000	New Mexico	52,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	523,000	82,000
Idaho	17,000	2,000	Ohio	< 500	< 500
Illinois	5,000	1,000	Oklahoma	273,000	19,000
Indiana	< 500	< 500	Oregon	6,000	1,000
Kansas	14,000	2,000	Pennsylvania	10,000	6,000
Kentucky	2,000	1,000	South Dakota	55,000	11,000
Louisiana	133,000	3,000	Texas	1,868,000	159,000
Michigan	54,000	3,000	Utah	6,000	< 500
Mississippi	81,000	9,000	West Virginia	< 500	< 500
Missouri	< 500	< 500	Wyoming	32,000	2,000

Leasing Activity

We received $8.7 million during 2022 attributable to lease bonus on 28 leases or extension of existing leases and three pooling elections in lands located in 17 counties in four states. These leases reflected bonus payments ranging up to $30,000/acre and initial royalty terms ranging up to 25%. The following table sets forth a summary of leases and pooling elections consummated during 2020, 2021 and 2022.

	2022	2021	2020
Number	31	16	14
Number of States	4	4	2
Number of Counties/Parishes	17	8	9
Average Royalty(1)	24.2%	19.9%	21.9%
Average Bonus, $/acre(1)	$10,268	$787	$995
Total Lease Bonus	$8.7 million	$0.8 million	$0.3 million

(1)	Based on net acreage weighted average.

Payments received for shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our accompanying consolidated financial statements in other operating revenues.

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

From a cash perspective, as of December 31, 2022, the Minerals NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $4.7 million.

Acreage Summary

The following tables set forth, as of December 31, 2022, information concerning properties owned by the Operating Partnership and subject to the NPI. Acreage amounts listed under “Leasehold” reflect gross acres leased by the Operating Partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the Operating Partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The Operating Partnership's interest in these properties may be unleased, leased by others or a combination thereof. In addition to amounts listed below, the Operating Partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

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

Productive Well Summary

The following table sets forth, as of December 31, 2022, the approximate combined number of producing wells on the properties subject to the NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by our working interest in those wells.

	Productive Wells/Units(1)
	Gross	Net
Texas	465	18
North Dakota	461	9
All others	274	9
Total	1,200	36

(1)	Defined as all wells/units for which we received production revenue during the calendar year. Large, multi-well units paid on an aggregate basis are included as one gross well.

Drilling Activity

The following table sets forth first payments received for new wells completed on our Royalty Properties and NPI Properties during 2022. The majority of the activity was concentrated in the Permian Basin and Rockies. Included in the table below are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

	Royalty Properties(1)	Net Profits Interest
Gross Wells	1,808	112
Net Wells	10	2
Number of States	12	3
Number of Counties/Parishes	63	13

(1)

472 gross and four net royalty well additions in 18 counties and four states are attributable to the Gemini acquisition that closed on December 31, 2021, 871 gross and three net royalty well additions in ten counties and six states are attributable to the acquisition from multiple unrelated third parties that closed on March 31, 2022, and 37 gross and < 1 net royalty well additions in six counties and two states are attributable to the Excess acquisition that closed on September 30, 2022.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the Operating Partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The below table reflects the Partnership's proved developed producing reserves at December 31, 2022. The reserves are based on the reports of independent petroleum engineering consulting firm LaRoche Petroleum Consultants, Ltd. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

The Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. The Partnership’s Chief Executive Officer (“CEO”) provides production and accounting information to our independent petroleum engineering consulting firm who extrapolates from such information estimates of the reserves attributable to the Royalty Properties and NPI based on their expertise in the oil and natural gas fields where the Royalty Properties and NPI are situated, as well as publicly available information. Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the CEO. Our CEO has a bachelor’s degree in Petroleum Engineering from the University of Alberta and has worked in the upstream oil and natural gas business in various capacities since 1996.

	Summary of Oil and Gas Reserves as of Fiscal Year-End
	All Proved Developed Producing and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)	Oil(2) (mbbls)	Natural Gas (mmcf)
2022	7,251	31,946	1,669	7,207	8,920	39,153
2021	7,684	31,364	1,491	6,535	9,175	37,899
2020	7,778	29,964	1,566	3,815	9,344	33,779

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the Operating Partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Oil reserves include volumes attributable to natural gas liquids.

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

As of December 31, 2022, there were 19,294 common unitholders.

Our partnership agreement requires that we make quarterly distributions in an amount equal to all funds that we receive from the Royalty Properties and the NPI (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves.

Performance Graph

The Performance Graph below compares the cumulative five-year total unitholder return on our common units beginning December 31, 2017 and for each subsequent year end through and including December 31, 2022, with cumulative returns of the S&P 500 Index and an industry peer group selected by us. The industry peer group we selected is comprised of the following companies: Black Stone Minerals, L.P., Viper Energy Partners, L.P., and Kimbell Royalty Partners, L.P.

The Performance Graph assumes $100 was invested in our common units and in each of the other indices described above on December 31, 2017. Distributions or dividends reinvested has been assumed on the last trading day of each quarter. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Dorchester Minerals, L.P.	$100.00	$106.07	$157.22	$99.71	$197.01	$339.57
Industry Group	$100.00	$101.51	$110.44	$59.61	$109.90	$172.59
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88

Issuer Purchases of Equity Securities

Period			(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2022	–	October 31, 2022	-		N/A	-	123,159	(1)
November 1, 2022	–	November 30, 2022	-		N/A	-	123,159	(1)
December 1, 2022	–	December 31, 2022	35,000	(2)	$28.36	35,000	88,159	(1)
Total			35,000		$28.36	35,000	88,159	(1)

(1)

The number of common units that the Operating Partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2022, the maximum number of common units that could be purchased under the Equity Incentive Program is 123,159 common units.

(2)

Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 8, 2022 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Objective

The following discussion summarizes our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2022 and 2021 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Annual Report. A discussion of results of operations and liquidity and capital resources for fiscal year 2020 has been omitted from this report but may be found at “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022, and is incorporated by reference in this report from such prior Annual Report on Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

2022 Overview

Our results during 2022, to a large extent, benefitted from industrywide increases in realized oil and natural gas sales prices. Increases in Royalty Properties and NPI sales volumes were largely a result of continued drilling activity in the Permian Basin. Significant results include the following:

●	Net income of $130.6 million;

●	Distributions of $131.9 million to our limited partners;

●

Acquisition of mineral, royalty and overriding royalty interests representing approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4;

●

Acquisition of mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership's registration statement on Form S-4;

●

First payments on 1,808 gross and ten net new wells completed on our Royalty Properties and 112 gross and two net new wells completed on our NPI Properties. The wells were located in 63 counties and parishes in 12 states with the majority of the activity concentrated in the Permian Basin, Rockies, and South Texas. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories;

●

Total lease bonus of $8.7 million includes consummation of 31 leases and pooling elections of our mineral interest in undeveloped properties located in 17 counties in four states. Of the total, $7.3 million was attributable to a record lease bonus executed in Reagan County, Texas.

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

Revenue Recognition

The pricing of oil and natural gas sales from the Royalty Properties and NPI is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have no operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI.

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

	Years Ended December 31,
Accrual basis sales volumes:	2022	2021	Change %
Royalty Properties natural gas sales (mmcf)	4,416	3,665	21%
Royalty Properties oil sales (mbbls)	1,328	1,007	32%
NPI natural gas sales (mmcf)	1,458	1,344	9%
NPI oil sales (mbbls)	498	380	31%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$5.61	$3.63	54%
Royalty Properties oil sales ($/bbl)	$81.70	$60.26	36%
NPI natural gas sales ($/mcf)	$5.92	$4.14	43%
NPI oil sales ($/bbl)	$80.02	$60.68	32%

Comparison of the years ended December 31, 2022 and 2021

The increase in oil sales volumes attributable to our Royalty Properties during 2022 is primarily a result of higher suspense releases on new wells in the Permian Basin and South Texas, higher suspense releases on new wells and increased production from acquired wells in the Rockies, and increased production in the Bakken region. The increase in natural gas sales volumes attributable to our Royalty Properties during 2022 is primarily a result of higher suspense releases on new wells in the Permian Basin, South Texas, and the Southeast and higher suspense releases on new wells and increased production from acquired wells in the Rockies, partially offset by natural production declines in the Barnett Shale.

The increase in oil sales volumes attributable to our NPI properties during 2022 is primarily a result of increased production and higher suspense releases on new wells in the Permian Basis and higher suspense releases on new wells in the Bakken region, partially offset by natural production declines in the Bakken region. The increase in natural gas sales volumes attributable to our NPI properties during 2022 is primarily a result of the increased production and higher suspense releases on new wells in the Permian Basin, partially offset by natural production declines in the Bakken region and decreased Fayetteville Shale production due to higher prior period adjustments.

The increase in lease bonus revenue from 2021 to 2022 is primarily attributable to receipt of approximately $7.3 million from a lease executed on September 30, 2022, wherein the Partnership leased 243 net acres in two tracts of land in Reagan County, Texas for $30,000 per acre and a 25% royalty.

Production taxes and operating expenses increased 70% from 2021 to 2022. The increase is primarily a result of higher proportionate production taxes due to higher oil and natural gas sales volumes and sales prices and higher ad valorem taxes.

Depreciation, depletion and amortization increased 82% from 2021 to 2022. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions.

General and administrative expenses increased 58% from 2021 to 2022. The increase is primarily attributable to higher compensation expenses due to market adjustments and forgiveness of the Operating Partnership’s $0.9 million and $0.8 million Paycheck Protection Program loans in the second and third quarters of 2021, respectively, which were applied as non-recurring credits of compensation costs previously reimbursed between the Partnership and the Operating Partnership partially offset by lower 2022 information technology project costs.

Net cash provided by operating activities increased 109% from 2021 to 2022. The increase is primarily a result of higher Royalties revenue receipts, net of production taxes and operating expenses, higher NPI payment receipts, and higher lease bonus receipts, partially offset by higher general and administrative expenses and ad valorem taxes paid.

Acquisitions for Units

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess, the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.9 million are included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2022.

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.8 million are included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2022.

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini, the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $1.6 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2021. Final settlement net cash received, net of capitalized transaction costs, of $0.4 million is included in the net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2022.

On June 30, 2021, pursuant to a non-taxable contribution and exchange agreement with JSFM, the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.7 million are included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2021.

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

Liquidity and Working Capital

Cash and cash equivalents were $40.8 million as of December 31, 2022 and $28.3 million as of December 31, 2021.

Distributions

Distributions to limited partners and the General Partner related to cash receipts were as follows:

					In Thousands
Year	Quarter	Record Date	Payment Date	Per Unit Amount	Limited Partners	General Partner
2021	4th	January 31, 2022	February 10, 2022	$0.639287	$23,644	$855
2022	1st	May 2, 2022	May 12, 2022	$0.753926	28,313	965
2022	2nd	August 1, 2022	August 11, 2022	$0.969012	36,391	1,357
2022	3rd	October 31, 2022	November 10, 2022	$1.135019	43,553	1,615
	Total distributions paid in 2022				$131,901	$4,792
2022	4th	January 30, 2023	February 9, 2023	$0.884339	$33,933	$1,117

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interests

We receive monthly payments from the Operating Partnership equal to 96.97% of the net proceeds actually realized by the Operating Partnership from the properties underlying the Net Profits Interest (or “NPI”). The Operating Partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The Operating Partnership made NPI payments to us totaling $22.5 million during October 2021 through September 2022, which payments reflected 96.97% of total net proceeds of $23.2 million realized from September 2021 through August 2022. Net proceeds realized by the Operating Partnership during September through November 2022 were reflected in NPI payments made during October through December 2022. These payments were included in the fourth quarter distribution paid February 9, 2023 and are excluded from this 2022 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the costs described above, including cash reserves, our net cash receipts from the Royalty Properties during October 2021 through September 2022 were $114.2 million, of which $109.6 million (96%) was distributed to the limited partners and $4.6 million (4%) was distributed to the General Partner. Proceeds received by us from the Royalty Properties during October through December 2022 became part of the fourth quarter distribution paid in early 2023, which is excluded from this 2022 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2021 through September 2022 demonstrates the method:

	In Thousands
	Limited Partners	General Partner
4% of net cash receipts from Royalty Properties	$-	$4,567
96% of net cash receipts from Royalty Properties	109,617	-
1% of NPI payments to our Partnership	-	225
99% of NPI payments to our Partnership	22,284	-
Total distributions	$131,901	$4,792
Operating Partnership share (3.03% of net proceeds)		703
Total General Partner share		$5,495
% of total	96%	4%

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

During the period October 2021 through September 2022, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash. Available cash is defined as all cash and cash equivalents on hand at the end of that quarter (other than cash proceeds received by the Partnership from public or private offering of securities of the Partnership), less any amount of cash reserves that our General Partner determines is necessary or appropriate to provide for the conduct of its business or to comply with applicable laws or agreements or obligations to which we may be subject. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes and professional services). These amounts generally are not held for periods over one year.

Fourth Quarter 2022 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2022 fourth quarter totaled $29.0 million. Approximately 79% of these receipts reflect oil sales during September 2022 through November 2022 and natural gas sales during August 2022 through October 2022, and approximately 21% from prior sales periods. The average indicated prices for oil and natural gas sales attributable to the Royalty Properties during the 2022 fourth quarter were $76.32/bbl and $6.50/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the 2022 fourth quarter totaled $9.5 million. Approximately 52% of these receipts reflect oil sales and natural gas sales during August 2022 through October 2022, and approximately 48% from prior sales periods. The average indicated prices for oil and natural gas sales attributable to the NPI were $78.76/bbl and $6.63/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our General Partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2022, the reimbursement amounts actually paid or accrued were less than the limitation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The pricing of oil and natural gas sales is primarily determined by supply and demand in the global marketplace and can fluctuate considerably. As a royalty owner and non-operator, we have extremely limited access to timely information and no operational control over the volumes of oil and natural gas produced and sold or the terms and conditions on which such volumes are marketed and sold.

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

Customer Credit Risk

Our principal exposure to credit risk results from receivables generated by the production activities of our operators. We do not require collateral and the failure or inability of our operators to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency, or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable. Volatility in commodity pricing environment and macroeconomic conditions may enhance our purchaser credit risk. See Note 1 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further detail of our concentration of credit risks and significant customers.

Interest Rate Risk

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2022. The independent registered public accounting firm of Grant Thornton LLP (PCAOB ID Number 248), as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2022.

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

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

Number	Description
10.6	Dorchester Minerals Operating LP Equity Incentive Program (incorporated by reference to Annex A to Dorchester Minerals’ Proxy Statement on Schedule 14A filed with the SEC on March 16, 2015)
10.7	Contribution and Exchange Agreement dated September 16, 2022, by and among Dorchester Mineral, L.P., and Excess Energy, LLC (incorporated by reference to Exhibit 2.1 to Dorchester Minerals' Current Report on Form 8-K filed with the SEC on September 21, 2022)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1*	Report of LaRoche Petroleum Consultants, Ltd.
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

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

"Net royalty acre" means the product determined by multiplying net acres by the royalty rate in the lease multiplied by eight to normalize the interest based on a one-eighth royalty.

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

DORCHESTER MINERALS, L.P.

By:	/s/ Bradley Ehrman
Bradley Ehrman
Chief Executive Officer

Date: February 23, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chairman and Manager Date: February 23, 2023	H.C. Allen, Jr. Manager Date: February 23, 2023

/s/ James E. Raley	/s/ Allen D. Lassiter
James E. Raley Vice Chairman and Manager Date: February 23, 2023	Allen D. Lassiter Manager Date: February 23, 2023

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: February 23, 2023	C. W. Russell Manager Date: February 23, 2023

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 23, 2023	Robert C. Vaughn Manager Date: February 23, 2023

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

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

February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of income, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 23, 2023 expressed an unqualified opinion.

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

Dallas, Texas

February 23, 2023

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31,

(In Thousands)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$40,754	$28,306
Trade and other receivables	14,543	11,533
Net profits interest receivable—related party	7,170	6,822
Total current assets	62,467	46,661

Oil and natural gas properties (full cost method)	472,974	440,052
Accumulated full cost depletion	(360,724)	(341,733)
Total	112,250	98,319

Leasehold improvements	989	989
Accumulated amortization	(422)	(330)
Total	567	659

Operating lease right-of-use asset	959	1,168
Total assets	$176,243	$146,807

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$3,131	$2,512
Operating lease liability	281	291
Total current liabilities	3,412	2,803

Operating lease liability	1,313	1,594
Total liabilities	4,725	4,397

Commitments and contingencies (Note 5)
Partnership capital:
General Partner	676	982
Unitholders	170,842	141,428
Total partnership capital	171,518	142,410
Total liabilities and partnership capital	$176,243	$146,807

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31,
(In Thousands, except per unit amounts)

	2022	2021	2020
Operating revenues:
Royalties	$133,262	$73,985	$37,043
Net profits interests	28,207	17,596	8,714
Lease bonus	8,661	829	291
Other	670	1,013	880
Total operating revenues	170,800	93,423	46,928

Costs and expenses
Production taxes	6,582	3,667	1,813
Operating expenses	6,307	3,929	3,880
Depreciation, depletion and amortization	19,083	10,464	11,909
General and administrative expenses	8,221	5,189	7,459
Total costs and expenses	40,193	23,249	25,061
Net income	$130,607	$70,174	$21,867

Allocation of net income:
General Partner	$4,486	$2,348	$705
Unitholders	$126,121	$67,826	$21,162
Net income per common unit (basic and diluted)	$3.35	$1.94	$0.61
Weighted average basic and diluted common units outstanding	37,624	35,052	34,680

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31,

(In Thousands)

	General Partner	Unitholders	Total	Unitholder Units
2020
Balance at January 1, 2020	$1,228	$111,108	$112,336	34,680
Net income	705	21,162	21,867	-
Distributions ($1.391063 per Unit)	(1,397)	(48,242)	(49,639)	-
Balance at December 31, 2020	$536	$84,028	$84,564	34,680

2021
Net income	2,348	67,826	70,174	-
Acquisitions of assets for units	-	43,484	43,484	2,305
Distributions ($1.533837 per Unit)	(1,902)	(53,910)	(55,812)	-
Balance at December 31, 2021	$982	$141,428	$142,410	36,985

2022
Net income	4,486	126,121	130,607	-
Acquisitions of assets for units	-	35,194	35,194	1,387
Distributions ($3.497244 per Unit)	(4,792)	(131,901)	(136,693)	-
Balance at December 31, 2022	$676	$170,842	$171,518	38,372

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31,

(In Thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$130,607	$70,174	$21,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,083	10,464	11,909
Amortization of operating lease right-of-use asset	209	224	240
Changes in operating assets and liabilities:
Trade and other receivables	(3,138)	(5,972)	2,206
Net profits interests receivable—related party	(348)	(4,908)	3,968
Accounts payable and other current liabilities	930	623	(474)
Operating lease liability	(291)	(300)	(310)
Net cash provided by operating activities	147,052	70,305	39,406

Cash flows provided by investing activities:
Net cash contributed in acquisitions	2,089	2,319	-
Proceeds from the sale of oil and natural gas properties	-	262	6,126
Total cash flows provided by investing activities	2,089	2,581	6,126

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(136,693)	(55,812)	(49,639)
Increase (decrease) in cash and cash equivalents	12,448	17,074	(4,107)
Cash and cash equivalents at beginning of year	28,306	11,232	15,339
Cash and cash equivalents at end of year	$40,754	$28,306	$11,232

Non-cash investing activities:
Fair value of common units issued for acquisitions	$35,194	$43,484	$-

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

1.	General and Summary of Significant Accounting Policies

Nature of Operations — In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities. Our Partnership is a Dallas, Texas based owner of producing and nonproducing natural gas and crude oil royalty, net profits, and leasehold interests in 592 counties and 28 states. We are a publicly traded Delaware limited partnership that was formed in December 2001 and commenced operations on January 31, 2003.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

General Partner — Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our General Partner.” Our General Partner owns all of the partnership interests in Dorchester Minerals Operating LP, the Operating Partnership. See Note 4 —Related Party Transactions. The General Partner is allocated 4% and 1% of our Royalty Properties’ net revenues and Net Profits Interest ("NPI") proceeds received by the Operating Partnership, respectively. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 592 counties and parishes in 28 states (“Royalty Properties”).

Cash and Cash Equivalents — Our principal banking relationships are with major financial institutions. Cash balances in these accounts may, at times, exceed federally insured limits. We have not experienced any losses in such cash accounts and do not believe we are exposed to any significant risk on cash and cash equivalents. Short term investments with an original maturity of three months or less are considered to be cash equivalents and are carried at cost, which approximates fair value.

Concentration of Credit Risks and Significant Customers — Our Partnership, as a royalty and NPI owner, has no control over the volumes or method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI. Royalty revenues from properties operated by Pioneer Natural Resources Company represented approximately 12% and 13% of total operating revenues for the years ended December 31, 2022 and December 31, 2021, respectively. There were no concentrations of revenue with a single customer for the year ended December 31, 2020. If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or the results of operations.

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, trade and other receivables, net profits interest receivable - related party, and accounts payables and other current liabilities approximates fair value because of the short maturity of those instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Receivables — Our Partnership’s trade and other receivables and net profits interests receivable consist primarily of Royalty Properties payments receivable and NPI payments receivable, respectively. Most payments are received two to four months after production date. No allowance for doubtful accounts is deemed necessary based upon our lack of historical write offs and review of current receivables.

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. For the purposes of determining the capitalized costs ceiling, our Partnership only assigned value to proved developed producing oil and natural gas reserves as of December 31, 2022. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years ended December 31, 2022, 2021 and 2020.

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

Revenue Recognition — The pricing of oil and natural gas sales from the Royalty Properties and NPI is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a royalty owner, we have no operational control over the volumes and method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI.

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

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company (“Excess”), the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2022. The consolidated balance sheet as of December 31, 2022 includes $19.0 million of net oil and natural gas properties acquired in the transaction. Net property additions for the year ended December 31, 2022 includes $1.8 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.8 million are included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2022. The consolidated balance sheet as of December 31, 2022 includes $14.0 million of net proved oil and natural gas properties acquired in the transaction.

On December 31, 2021, pursuant to a non-taxable contribution and exchange agreement with Gemini 5 Thirty, LP, a Texas limited partnership (“Gemini”), the Partnership acquired mineral and royalty interests representing approximately 4,600 net royalty acres located in 27 counties across New Mexico, Oklahoma, Texas and Wyoming in exchange for 1,580,000 common units representing limited partnership interests in the Partnership valued at $31.3 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $1.6 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2021. The consolidated balance sheet as of December 31, 2021 includes $29.3 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs paid, of $0.4 million are included in the net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2022.

On June 30, 2021, pursuant to a non-taxable contribution and exchange agreement with JSFM, LLC, a Wyoming limited liability company (“JSFM”), the Partnership acquired overriding royalty interests in the Bakken Trend totaling approximately 6,400 net royalty acres located in Dunn, McKenzie, McLean and Mountrail Counties, North Dakota in exchange for 725,000 common units representing limited partnership interests in the Partnership valued at $12.2 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complimentary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.7 million are included in the net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2021. The consolidated balance sheet as of December 31, 2021 includes $11.5 million of net proved oil and natural gas properties acquired in the transaction.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

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

Our General Partner owns all of the partnership interests in the Operating Partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPI, and provides day-to-day operational and administrative services to us and the General Partner. In accordance with our partnership agreement, we reimburse the General Partner for certain allocable general and administrative costs, including rent, salaries, and employee equity and benefit plans that are not direct expenses. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2022, 2021 and 2020. Additionally, certain reimbursable direct expenses such as professional and regulatory fees, as well as certain general and administrative costs that are related to regulatory matters, are not limited. Significant activity between the Partnership and the Operating Partnership consists of the following:

	In Thousands
	2022	2021	2020
Net profits interest receivable	$7,170	$6,822	$1,914
Net profits interests revenue	$28,207	$17,596	$8,714
General and administrative amounts payable	$68	$85	$486
Total general and administrative expenses	$3,399	$571	$2,905

5.	Commitments and Contingencies

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

During 2020 and the first and second quarters of 2021, cash distributions were paid on 34,679,774 units. During the third and fourth quarters of 2021, cash distributions were paid on 35,404,774 units. During the first quarter of 2022, cash distributions were paid on 36,984,774 units. During the second and third quarters of 2022, cash distributions were paid on 37,554,774 units. During the fourth quarter of 2022, cash distributions were paid on 38,371,493 units. Fourth quarter cash distributions are paid in February of the following calendar year to unitholders of record in January or February of such following year. The partnership agreement requires the next cash distribution to be paid by May 15, 2023.

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

Lease expense for the years ended December 31, 2022, 2021 and 2020 was as follows:

	In Thousands
	2022	2021	2020
Operating lease expense	$262	$262	$262

Supplemental cash flow information related to leases was as follows:

	In Thousands
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$344	$338	$332

Supplemental balance sheet information related to leases was as follows:

	2022	2021	2020
Weighted-Average Remaining Lease Term (months)
Operating lease	74	86	98
Weighted-Average Discount Rate
Operating lease	5%	5%	5%

Maturities of lease liabilities are as follows:

In Thousands
2022
2023	$350
2024	356
2025	362
2026	368
2027	374
Thereafter	443
Total lease payments	2,253
Less amount representing interest	(659)
Total lease obligation	$1,594

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Oil and Natural Gas Reserve and Standardized Measure

The NPI represents a net profit overriding royalty interest in various properties owned by the Operating Partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 592 counties and parishes in 28 states. Amounts set forth herein attributable to the NPI reflects our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2022 that would have a material effect on our estimated proved developed reserves.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2022	2021	2020	2022	2021	2020
Estimated quantity, beginning of year	9,175	9,344	9,638	37,899	33,779	45,860
Revisions in previous estimates	1,096	547	1,368	3,508	7,991	(1,853)
Purchase of reserves in place (1)	457	630	-	3,615	1,093	-
Sales of reserves in place (2)	-	-	(203)	-	-	(4,447)
Production	(1,808)	(1,346)	(1,459)	(5,869)	(4,964)	(5,781)
Estimated quantity, end of year	8,920	9,175	9,344	39,153	37,899	33,779

(1) On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company (“Excess”), the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico. The acquisition represented 192 mbbls and 1,172 mmcf of 2022 purchasers of minerals in place.

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming. The acquisition represented 265 mbbls and 2,443 mmcf of 2022 purchases of minerals in place.

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2022	2021	2020
Future estimated gross revenues	$899,159	$602,130	$316,871
Future estimated production costs	(55,363)	(34,002)	(17,373)
Future estimated net revenues	843,796	568,128	299,498
10% annual discount for estimated timing of cash flows	(424,643)	(298,661)	(162,666)
Standardized measure of discounted future estimated net cash flows	$419,153	$269,467	$136,832
Sales of oil and natural gas produced, net of production costs	$(146,938)	$(81,367)	$(40,064)
Net changes in prices and production costs	163,535	139,009	(48,962)
Net change due to purchase of minerals in place	31,202	17,023	-
Net change due to sales of minerals in place	-	-	(10,260)
Revisions of previous quantity estimates	46,192	36,253	11,519
Accretion of discount	26,947	13,683	20,883
Change in production rate and other	28,748	8,034	(5,118)
Net change in standardized measure of discounted future estimated net cash flows	$149,686	$132,635	$(72,002)
Depletion of oil and natural gas properties (dollars per mcfe)	$1.14	$0.80	$0.81
Property acquisition costs	$32,921	$40,770	$-
Average oil price per barrel (1)(2)	$84.70	$59.23	$32.43
Average natural gas price per mcf (1)	$5.57	$2.83	$1.04

(1)	Includes Royalty and NPI prices combined by volumetric proportions.
(2)	Includes oil and natural gas liquids prices combined by volumetric proportions.