Form 10-K/A
period 2022-12-31
DORCHESTER MINERALS, L.P.
filed 2023-04-27
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐ No ☒

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

Number of Common Units outstanding as of April 27, 2023: 38,371,493

EXPLANATORY NOTE

Dorchester Minerals, L.P. (the “Partnership”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Part IV to add the foregoing certifications.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND MEMBERS OF THE BOARD OF MANAGERS

H.C. Allen, Jr., age 84, has served as a manager of Dorchester Minerals Management GP LLC since 2001 and as Chief Financial Officer of Dorchester Minerals Operating GP LLC and Dorchester Minerals, L.P. from 2001 to May 2015. He co-founded SASI Minerals Company, Republic Royalty Company, Spinnaker Royalty Company, L.P. and CERES Resource Partners, LP with Mr. McManemin in 1988, 1993, 1996 and 1998, respectively. He received his Bachelor of Business Administration degree from the University of Texas in 1962 and his Master of Business Administration degree from the University of North Texas in 1963. The members of the general partner of our general partner have determined that Mr. Allen’s business and financial experience with the Partnership and other companies within our industry and his extensive history of managing the majority of the properties held by the Partnership qualifies him to continue to serve on the Board of Managers.

Bradley J. Ehrman, age 46, has served as Chief Executive Officer of Dorchester Minerals, L.P. since October 2022 and has served as Chief Operating Officer of Dorchester Minerals Management GP LLC, Dorchester Minerals Management LP and Dorchester Minerals Operating GP LLC since May 2015. He previously served as the Chief Operating Officer of Dorchester Minerals, L.P. from May, 2015 to October 2022 and the Engineering Manager of Dorchester Minerals Operating LP from 2004 to 2011, Vice President of Operations from 2011 to May 2015 and Chief Operating Officer from May 2015 through the present time. He received a Bachelor of Science degree in Petroleum Engineering from the University of Alberta and received his MBA from the Jones Graduate School of Management at Rice University.

Allen D. Lassiter, age 74, has served as a manager and an Advisory Committee Member of Dorchester Minerals Management GP LLC since November 2017. He served as Vice Chairman - Investment Banking from 2016 to 2017 and as Managing Director and Energy Group Head from 1994 to 2016 at Raymond James and Associates, Inc., an investment banking firm. Mr. Lassiter previously served as Managing Director and Group Head of Southwest Investment Banking for Kemper Securities, Inc. from 1992 to 1994 and in various positions, including Managing Director and Energy Investment Banking Group Co-Head at Smith Barney, Inc. from 1973 to 1992. Mr. Lassiter received a Bachelor of Arts degree from the University of North Carolina in 1970 and a Master of Business Administration degree from the Wharton School of Finance at the University of Pennsylvania in 1975. The members of the general partner of our general partner have determined that Mr. Lassiter’s extensive experience in financial advisory work with, and financial transactions for, companies engaged in the oil and gas industry, qualify him to continue to serve on our Board of Managers.

William Casey McManemin, age 62, has served as Chairman of the Board of Managers since his appointment in May 2015. He also has served as Chief Executive Officer and as a manager of Dorchester Minerals Management GP LLC and Chief Executive Officer of Dorchester Minerals Operating GP LLC since 2001. He previously served as Chief Executive Officer of Dorchester Minerals, L.P. until October 1, 2022. He received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1984 and is a Registered Professional Engineer in the State of Texas. The members of the general partner of our general partner have determined that Mr. McManemin’s extensive and varied professional experience in petroleum engineering, extensive history of managing the majority of the properties held by the Partnership, as well as his strong executive management skills, qualify him to continue to serve on the Board of Managers.

Leslie A. Moriyama, age 45, has served as Chief Financial Officer of Dorchester Minerals Operating GP LLC and Dorchester Minerals, L.P. since May 2015. She received a Bachelor of Commerce in Accounting and a Bachelor of Arts in Economics from the University of Calgary and is a Chartered Accountant. She previously served as a Director of Capital Markets and Accounting Advisory Services at PricewaterhouseCoopers LLC from 2014 to 2015 and as Manager-Financial Reporting and Director-Accounting of the Mid-Continent Business Unit of Encana Oil & Gas (USA) Inc. from 2008 to 2014.

James E. Raley, age 83, has been a manager of Dorchester Minerals Management GP LLC since 2001. Previously Mr. Raley served as Chief Operating Officer of Dorchester Minerals Operating GP LLC and Dorchester Minerals, L.P. from 2001 to May 2015. He had served as a general partner of Dorchester Hugoton since 1990. He received a Bachelor of Science degree in Mechanical Engineering from Texas Tech University in 1962. The members of the general partner of our general partner have determined that Mr. Raley’s extensive history of managing a portion of the properties held by the Partnership, as well as his long standing management experience with the Partnership, provides our Board of Managers with considerable knowledge and understanding of the Partnership’s properties and its strategic matters and qualifies him to continue to serve on the Board of Managers.

Martha P. Rochelle, age 70, has served as a manager of Dorchester Minerals Management GP LLC since 2013. Ms. Rochelle earned a Bachelor of Arts with High Honors from the University of Texas in 1974 and a Juris Doctor from Southern Methodist University School of Law in 1976. Following law school, she clerked for a federal judge and then entered private practice. For a period of more than twenty years, her practice focused on corporate and tax-exempt finance. Ms. Rochelle continues to serve as an advisor to tax-exempt entities. The members of the general partner of our general partner have determined that Ms. Rochelle’s extensive legal experience in corporate and finance matters and other business experience qualifies her to continue to serve on the Board of Managers.

C. W. “Bill” Russell, age 82, has served as a manager and an Advisory Committee Member of Dorchester Minerals Management GP LLC since May 2004. Mr. Russell was employed by KPMG, LLP and predecessor firms from 1967 until his retirement in 1995. Elected as a partner in 1974, Mr. Russell concentrated in the field of energy taxation and served in various capacities at KPMG including as National Director, Technical Tax Services - Energy and Chairman of the KPMG International Petroleum Group. He co-authored Income Taxation of Natural Resources, from 1986 to 2000. He currently performs tax services and related accounting functions for independent oil and gas producers and individuals. Mr. Russell is a graduate of the University of Texas at Arlington and is a Certified Public Accountant. The members of the general partner of our general partner have determined that Mr. Russell’s extensive financial and accounting background brings considerable financial experience to the Board of Managers and qualifies him to continue to serve on our Board of Managers.

Ronald P. Trout, age 83, has served as a manager and an Advisory Committee Member of Dorchester Minerals Management GP LLC since February 2008. Mr. Trout currently serves on the Board of Trustees and Audit Committee of The Cushing MLP Total Return Fund, a New York Stock Exchange listed closed-end investment company. Mr. Trout previously served as an Advisor and Audit Committee member of Dorchester Hugoton, Ltd., one of our predecessors, from 2001 through 2003 and a Director of Galaxy Energy Corporation from November 2006 through December 2008. He was a Senior Vice President and one of the founding partners of Hourglass Capital Management Corp., a Texas-based investment management company until his retirement in April 2001. Prior to the formation of Hourglass, he was a Senior Vice President of Mercantile Securities Corp., the trust investment arm of Mercantile Bank. Mr. Trout has been a Chartered Financial Analyst since 1970 and is a current member of the Dallas Association of Investment Analysts and past President of the Oklahoma Chapter of the Analysts Society. Mr. Trout received a B.S. and M.S. in Business Administration with a major in Finance from the University of Missouri. The members of the general partner of our general partner have determined that Mr. Trout’s extensive financial background brings considerable financial experience to the Board of Managers and qualifies him to continue to serve on our Board of Managers.

Robert C. Vaughn, age 67, has served as a manager of Dorchester Minerals Management GP LLC since 2001. Mr. Vaughn has served in various capacities with Vaughn Petroleum (DMLP), LLC and affiliated entities since 1979, including as Chairman, President and Chief Executive Officer. He co-founded Republic Royalty Company in 1993 and Dorchester Minerals, L.P. in 2003. He received his Bachelor of Business Administration from the University of Texas at Austin. He currently serves on the Board of Trustees of the Culver Educational Foundation, and the Board of Visitors of the McDonald Observatory and Department of Astronomy of the University of Texas at Austin. Mr. Vaughn also serves on the Board of Directors of the Perot Museum of Nature and Science, is a member of the Texas Transportation Commission, and serves as a Trustee for The First Tee. The members of the general partner of our general partner have determined that Mr. Vaughn’s education and experience as a founder and executive of the Partnership and of other companies within our industry provides our Board of Managers with considerable knowledge and understanding of strategic matters and qualifies him to continue to serve on the Board of Managers.

BOARD OF MANAGERS QUALIFICATIONS

In considering whether to recommend any candidate for inclusion in the Board’s slate of recommended nominees, the members of the general partner of our general partner consider criteria such as the candidate’s integrity, business acumen, age, experience, commitment, diligence, conflicts of interest and the ability to act in the interests of all limited partners. We seek nominees with a diversity of experience, professions, skills, geographic representation and backgrounds. The members of the general partner of our general partner do not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the managers, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board of Managers to fulfill its responsibilities.

PARTNERSHIP GOVERNANCE

Our business and affairs are managed by and under the direction of the Board of Managers, which exercises all of our corporate powers and establishes broad corporate policies. The leadership of the Board of Managers is vested in the Chairman. In May 2015, the Board of Managers appointed Mr. McManemin, to be the Chairman of the Board of Managers. Following the appointment of Mr. Ehrman as Chief Executive Officer of the Partnership effective as of October 1, 2022, Mr. McManemin continued to serve as Chairman of the Board of Managers.  The Board of Managers believes that the separation of the Chairman and the Chief Executive Officer functions in this structure is appropriate for oversight purposes on behalf of its investors, because it clarifies the individual roles of the Chairman and Chief Executive Officer and enhances accountability. In addition, Mr. McManemin has unique experience to continue to lead the Board of Managers, given his extensive history of managing the Partnership’s properties and having served as Chief Executive Officer of the Partnership.

The Board of Managers consists of five managers appointed by the five members of the general partner of our general partner and three additional managers nominated by these members and elected annually by our limited partners. The elected managers, as a group, must meet the requirements of our Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”) and the Securities and Exchange Commission and NASDAQ Global Select Market (“NASDAQ”) rules for members of an audit committee.

Messrs. Allen, McManemin, Raley and Vaughn and Ms. Rochelle are the five managers appointed by the members of the general partner of our general partner and will hold office until the earlier of their death, resignation or removal from office. In the event of any vacancy on the Board of Managers left by an appointed manager, the member who holds the right to appoint the appointed manager will designate the replacement appointed manager, unless the member who otherwise holds the right to appoint the replacement appointed manager has lost his appointment right.

Messrs. Lassiter, Russell and Trout are the three managers who were elected at our 2022 Annual Meeting.

In the opinion of the Board of Managers, and as “independent” currently is defined by the NASDAQ rules, a majority of the Board of Managers are independent of management and free of any relationship that would interfere with their exercise of independent judgment. The Board of Managers has affirmatively determined that Messrs. Allen, Lassiter, Raley, Russell, Trout and Vaughn and Ms. Rochelle are independent. In addition to the NASDAQ “independence” rules, the Board of Managers has also affirmatively determined that Messrs. Lassiter, Russell and Trout also satisfy the definition of “independent” prescribed by the Securities and Exchange Commission for members of an audit committee.

The Board of Managers has an Advisory Committee that consists of Messrs. Lassiter, Russell and Trout. The Advisory Committee functions as the Audit Committee and as the Compensation Committee. In addition, the Advisory Committee addresses all matters concerning conflicts of interest and the application of the Business Opportunities Agreement. The Advisory Committee acted by unanimous written consent one time in fiscal 2022 and held two special meetings.

The Board of Managers does not have a nominating committee or committee performing similar functions and has not adopted a resolution addressing the nominations process nor does it consider diversity with respect to manager nominees or have a diversity policy. This arrangement is appropriate as the nominations for all managers are made by the members of the general partner of our general partner. Messrs. McManemin, Raley, Allen and Vaughn and Ms. Rochelle all participate in the consideration of nominees for the Board of Managers in their capacities as officers and/or managers of the members of the general partner of our general partner. The Board of Managers has not adopted a resolution addressing the nominations process as the general partner of our general partner is legally required to provide its members with the ability to nominate managers.

The Board of Managers does provide a process for Unitholders to send communications to it. Unitholders may contact each member of the Board of Managers in writing at their respective business addresses. See “Security Ownership of Certain Beneficial Owners and Management.”

Our partnership adopted our Code of Business Conduct and Ethics on July 17, 2003. The Board of Managers reviewed the Code of Business Conduct and Ethics in 2023 for adequacy and was satisfied therewith. The Code of Business Conduct and Ethics applies to all officers, managers, advisors, consultants and employees of our partnership and its affiliates. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.dmlp.net/investor-relations. Any amendments to, or waivers under, the Code of Business Conduct and Ethics that are required to be disclosed by SEC rules will be disclosed within four business days of such amendment or waiver on our website at http://www.dmlp.net/investor-relations.

ADVISORY COMMITTEE

In their service as the Audit Committee, the members of the Advisory Committee assist the Board of Managers in fulfilling its oversight responsibilities relating to our consolidated financial statements and other financial information; compliance with applicable laws, regulations and our code of conduct; independence and qualifications of the independent auditor; management’s establishment of and adherence to a system of internal accounting and disclosure controls; and the performance of the internal audit function and independent auditors. The Advisory Committee is empowered to investigate any matter brought to its attention with full access to all our books, records, facilities and personnel and may retain outside counsel, auditors or other experts to assist it. Our Board of Managers has adopted a written charter for the Advisory Committee in its service as the Audit Committee specifying its purpose of overseeing the accounting and financial reporting processes, a copy of which can be obtained free of charge on our website at www.dmlp.net. The charter is reviewed periodically to ensure that it meets all applicable legal and NASDAQ listing requirements. As interpreted in the Board of Managers’ business judgment each member of the Audit Committee is financially literate and possess accounting or related financial management expertise and are “audit committee financial experts” as described in Item 407(d)(5) of Regulation S-K. None of the members of the Advisory Committee has participated in the preparation of our consolidated financial statements in the previous three years.

We administer our risk oversight function through our Advisory Committee as well as through our Board of Managers as a whole. Our Advisory Committee is empowered to monitor the integrity of our financial reporting processes and systems of internal controls and provide an avenue of communication among our independent auditors, management, employees overseeing our internal audit functions and our Board of Managers. Additionally, reports are provided during our board meetings by the individuals who oversee risk management in liquidity, environmental, safety, litigation, cybersecurity and other operational areas.

In their service as the Compensation Committee, the members of the Advisory Committee exercise the power of the Board of Managers in connection with all matters relating to compensation of executive officers who are also members of our Board of Managers. All determinations concerning executive compensation for such officers are made by the Advisory Committee as provided in our agreements of the general partner and the general partner of our general partner. Advisor compensation is approved by the Board of Managers. Because of the simple remuneration for the services of our officers and managers, the Advisory Committee does not delegate or use consultants in determining and considering amounts or form of compensation and has not adopted a Compensation Committee charter.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, director nominees or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This following discussion gives a background of compensation paid by Dorchester Minerals Operating LP, the operating partnership controlled by our general partner, and addresses the operating partnership’s compensation-setting process and philosophy, the components of named executive officer compensation and the Advisory Committee’s decisions for compensation earned by our named executive officers who are also members of our Board of Managers in 2023. Our named executive officers in 2022 were William Casey McManemin, Bradley J. Ehrman and Leslie A. Moriyama.

Background

The Partnership does not have any employees, nor does it pay any of the operating partnership’s employees, including our named executive officers, for their services, however, our named executive officers generally serve in the same capacities for the operating partnership and are compensated by the operating partnership for their service in those capacities. Such compensation is borne indirectly by us only to the extent of our obligation to reimburse the operating partnership for certain general and administrative expenses, subject to the limitation on reimbursement. It is possible that our partnership would not be obligated to reimburse the operating partnership for its compensation expenses including the salaries of our named executive officers in certain circumstances.

Each of our appointed Managers is associated with one or more of the members of our general partner. The owners of our general partner may receive a portion of the cash flow generated by our activities and those of the operating partnership. One of our appointed Managers, Mr. McManemin, also serves as our Chairman and as Senior Advisor to the Partnership. Mr. McManemin served as our Chief Executive Officer until his resignation from such position, effective as of October 1, 2022. Our appointed Managers’ participation in our partnership’s results are limited to distributions from the owners of the general partner and their individual holdings of publicly traded units in our partnership, if any.

Compensation Setting Process

With limited exception, our Chief Executive Officer has broad discretion to establish the composition and amount of compensation for the employees of the operating partnership. Employee compensation includes salary, insurance benefits (including medical, dental, vision, life, and disability coverage), a SEP-IRA program, and discretionary merit bonuses awarded in the form of cash or DMLP units. The Chief Executive Officer consults with senior management (including the Chief Financial Officer) and department managers no less frequently than annually to assess employee performance, attitude and collaboration when determining compensation. Compensation levels are to some extent impacted by the formulaic limitations on general and administrative expense reimbursement set forth in our partnership agreement.

The Chief Executive Officer annually reports to the Board of Managers on compensation matters including proposed salary and benefits. The Advisory committee is required to approve compensation for any employee who is also a member of the Board of Managers. Since our formation in 2003, Mr. McManemin’s compensation has been subject to the approval of the Advisory Committee. The compensation of Ms. Moriyama and Mr. Ehrman is determined by the Board of Managers.

Compensation Philosophy

The Advisory Committee and Chief Executive Officer believe in rewarding our named executive officers based on individual performance as well as aligning the interests of our named executive officers with those of our common unitholders. The Chief Executive Officer and the Advisory Committee believe our compensation package (including salaries, insurance benefits, SEP-IRA program and discretionary merit bonuses and equity awards) of our employees including our named executive officers are appropriate and sufficient to attract, retain, incentivize and properly reward our employees.

Elements and Objectives of Compensation

Salary and Discretionary Cash Bonuses. Our Chief Executive Officer determines employee salaries and discretionary cash bonuses, in consultation with senior management including the Chief Financial Officer and from time to time the Advisory Committee. The operating partnership does not have a formulaic salary schedule or bonus plan. The Chief Executive Officer has broad discretion to consider a wide range of factors in determining compensation including but not limited to performance, loyalty, collaboration and attitude. The Chief Executive Officer and the Advisory Committee do not benchmark compensation but consider the operating partnership and the named executive officers’ compensation to be appropriate. The objective of our salary determinations is to attract and retain our named executive officers with the goal of retaining long-term unitholder value, and the objective of discretionary cash bonuses is to reward the efforts of our named executive officers on the basis of their annual performance.

Equity Awards. Our named executive officers are eligible to participate in the Dorchester Minerals Management LP Equity Incentive Program, as amended and restated as of October 20, 2022 (the “Equity Incentive Program”) and are eligible to receive common unit and notional unit awards granted by Dorchester Minerals Management GP LLC, the administrator of the Equity Incentive Program. In determining the number of common units to be awarded to our named executive officers, the Chief Executive Officer takes into account the named executive officer’s position, scope of responsibility and value creation in the Partnership.

Determination of 2022 Compensation

Mr. McManemin. The Advisory Committee maintained the salary of Mr. McManemin at $96,000 per year during 2022. This decision was in recognition of the service he provides in managing the day-to-day affairs necessary to our partnership and the operating partnership. This arrangement has been in place since the partnership began operations on January 31, 2003, and Mr. McManemin has received the same $96,000 annual salary since then. Mr. McManemin did not receive a cash bonus or any equity awards during 2022. Given his respective ownership interests in the general partner of our general partner and holdings of common units, the Board of Managers and the Advisory Committee believe that he is adequately compensated and aligned with common unitholder interests.

Mr. Ehrman. As our Chief Executive Officer, Mr. Ehrman’s base salary is $400,000 per year, based on his level of education and extensive history of managing the properties held by our partnership. Mr. Ehrman received a cash bonus of $200,000 and a common unit award under the Equity Incentive Program of 14,215 common units during 2022.

Ms. Moriyama. As our Chief Financial Officer, Ms. Moriyama’s base salary is $350,000 per year, based on our Chief Executive Officer’s subjective determination of the appropriate salary for someone with her business and financial experience in the oil and gas industry. Ms. Moriyama received a cash bonus of $200,000 and a common unit award under the Equity Incentive Program of 12,438 common units during 2022.

Ms. Moriyama’s cash bonus and common unit awards were determined by the Chief Executive Officer based on a subjective assessment of Ms. Moriyama’s business impact, including value creation, leadership and teamwork, among other factors.

Response to Say-on-Pay Vote

The Advisory Committee and the Board of Managers considered the results of our most recent unitholder advisory vote on executive compensation at our 2020 Annual Meeting. Our unitholders overwhelmingly approved the compensation of our named executive officers, with over 95% of the common units present at the meeting voting in favor of such compensation. Accordingly, the Advisory Committee and the Board of Managers have not changed our executive compensation decisions and policies following the 2020 Annual Meeting. At the 2017 Annual Meeting, after viewing and considering voting results, the Advisory Committee and the Board of Managers determined that we would hold a “Say-on-Pay” unitholder advisory vote every third year. Therefore, because our last “Say-on-Pay” unitholder advisory vote was held at the 2020 Annual Meeting, the next “Say-on-Pay” unitholder advisory vote will be held at the 2023 Annual Meeting. Additionally, at the 2023 Annual Meeting, we will seek a non-binding advisory unitholder vote regarding the frequency of submission to unitholders of a “Say-on-Pay” advisory vote.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	All Other Compensation(1) ($)	Total ($)

William Casey McManemin	2022	$96,000	$-	$-	$19,200	$115,200
Chairman and former	2021	$96,000	$-	$-	$19,200	$115,200
Chief Executive Officer (2)	2020	$96,000	$-	$-	$19,200	$115,200

Bradley J. Ehrman	2022	$266,267	$200,000	$400,010	$61,000	$927,277
Chief Executive Officer and	2021	$205,000	$160,000	$214,105	$58,000	$637,105
former Chief Operating Officer (3)	2020	$205,000	$-	$-	$41,000	$246,000

Leslie A. Moriyama	2022	$242,167	$200,000	$350,005	$61,000	$853,172
Chief Financial Officer	2021	$190,000	$140,000	$182,255	$58,000	$570,255
	2020	$190,000	$-	$-	$38,000	$228,000

(1)	Compensation for Retirement Benefits

(2)	Mr. McManemin served as Chief Executive Officer of the Partnership until his resignation from such position, effective October 1, 2022.

(3)
Mr. Ehrman served as the Partnership’s Chief Operating Officer from 2015 to 2022. Mr. Ehrman has served as the Chief Executive Officer of the Partnership since his appointment to such position, effective October 1, 2022.

(4)
The amounts shown in this column represent the aggregate grant date fair values of equity awards in the form of common units granted to our named executive officers for each respective year, computed in accordance with FASB ASC Topic 718.

GRANTS OF PLAN-BASED AWARDS DURING 2022

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock Awards (2)
(a)	(b)	(i)	(l)
William Casey McManemin	-	-	-

Bradley J. Ehrman	12/15/2022	14,215	$400,010

Leslie A. Moriyama	12/15/2022	12,438	$350,005

(1)	This column includes the common unit awards granted to our named executive officers in 2022.

(2)	The amounts in column (l) are the grant date fair value of stock awards, calculated in accordance with FASB ASC Topic 718.

PAY RATIO DISCLOSURE

Pursuant to the Dodd-Frank Act, the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the principal executive officer (“PEO”) to the median employee’s annual total compensation. Mr. Bradley J. Ehrman is the Partnership’s Chief Executive Officer. In the pay ratio table below, Mr. Ehrman’s total compensation as reflected in the foregoing Summary Compensation Table contained within this proxy statement, is compared to the median employee’s total compensation. For simplicity, the value of the Partnership’s retirement plan was excluded for Mr. Ehrman and all permanent employees, as all employees, including the PEO, are offered the same benefits. In determining the median employee for the year ended December 31, 2022, a listing was prepared of all employees that were actively employed as of December 31, 2022, with the exception of Mr. Ehrman. All wages, bonuses and stock awards paid to each employee were deemed to be the employee’s total compensation. If a permanent employee was not employed by the Partnership for the entirety of the year, an annualized total compensation was calculated for that employee. This methodology is consistent with the methodology used in determining the median employee for the year ended December 31, 2021. The below table presents the ratio of median of the annual total compensation of all employees, except Mr. Ehrman, to the annual total compensation of the Partnership’s Principal Executive Officer:

Mr. Bradley J. Ehrman (PEO) total annual compensation	$866,277

Median Employee total annual compensation	$145,495

Ratio of PEO to Median Employee total annual compensation	5.95:1

HEDGING POLICY

The Partnership’s insider trading policy prohibits each appointed and independent Manager, officer, employee and consultant of the Partnership or any of its affiliates and each entity controlled by any of the foregoing persons from engaging in short sales of the Partnership’s securities, including a “sale against the box” (a sale with delayed delivery). In addition, it prohibits transactions in publicly traded options of the Partnership, such as puts, calls and other derivative securities, on an exchange or in any other organized market.

COMPENSATION OF DIRECTORS

Appointed Managers receive no remuneration for serving on the Board of Managers, but each member of the Advisory Committee received an annual retainer fee of $35,000 during 2022 and will receive $35,000 during 2023. In addition, members of the Advisory Committee receive $1,500 for each meeting of any special committees. In 2022, two special committee meetings were held. In February 2022, the Board of Managers approved paying Advisory Committee members compensation in cash.

DIRECTOR COMPENSATION FOR 2022

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	($)	($)	($)

Allen D. Lassiter	$38,000	$-	$38,000
C.W. (“Bill”) Russell	$38,000	$-	$38,000
Ronald P. Trout	$38,000	$-	$38,000

COMPENSATION COMMITTEE REPORT

The Advisory Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on that review and discussion recommends to the Board of Managers its inclusion in this Amendment No. 1.

April 27, 2023

C.W. (“Bill”) Russell
Allen D. Lassiter
Ronald P. Trout

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers serves as a member of the board or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board of Managers or the Advisory Committee, which functions as our compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Other than the Equity Incentive Program (described above) which was approved by our limited partners, none of the Partnership, its general partner or the operating partnership has adopted any equity compensation plans. The Equity Incentive Program provides for the award of common units and notional units of the Partnership. The following table provides information as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1) (2)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	18,250	-	61,796

Equity Compensation Plans Not Approved by Security Holders	-	-	-

(1)	Represents securities remaining available for issuance under the Equity Incentive Program as of December 31, 2022 that may have been granted in the form of common units or notional units.

(2)
Under the Equity Incentive Program, the number of common units that may be granted each fiscal year shall not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common units as of April 27, 2023. The information is set forth for (i) each nominee and current manager and named executive officer of the general partner of our general partner, (ii) all executive officers and managers of the general partner of our general partner as a group, and (iii) all those known by us to be beneficial owners of more than 5% of our common units.

Name of Beneficial Owner	Beneficial Ownership(1) Number of Units	Percentage
Executive Officers and Managers (2)
William Casey McManemin (3)	1,258,039	3.3%
Martha P. Rochelle (4)	542,974	1.4%
Robert C. Vaughn (5)	535,738	1.4%
H.C. Allen, Jr. (6)	283,223	1
James E. Raley (7)	32,252	1
Allen D. Lassiter (8)	18,767	1
C.W. (“Bill”) Russell (9)	14,767	1
Ronald P. Trout (10)	22,322	1
Bradley J. Ehrman (11)	99,949	1
Leslie A. Moriyama (12)	49,103	1
All executive officers and managers and nominees to be managers as a group (ten persons)(13)	2,857,134	7.4%

*Less than one percent (1%)

(1)         As of April 27, 2023, there were 38,371,493 common units outstanding.

(2)         Unless otherwise indicated, the business address of each manager and executive officer of the general partner of our general partner is c/o Dorchester Minerals Management GP LLC, 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas 75219-4541.

(3)         Includes 731,481 common units held by Mr. McManemin in his individual name, IRA or Keogh Plan, 467,803 common units held by 1307, Ltd., 5,531 common units held by SAM Partners Management, Inc., and 53,224 common units held by Smith Allen Oil & Gas, LLP. Mr. McManemin disclaims beneficial ownership of those common units owned by 1307, Ltd., SAM Partners Management, Inc., and Smith Allen Oil & Gas, LLP in which he does not have an economic interest but which he may be deemed to beneficially own based on shared voting and investment power. Mr. McManemin is individually the Manager of the General Partner and is a limited partner of 1307, Ltd. All of the remaining limited partner interest of 1307, Ltd. is owned by Mr. McManemin’s spouse and two trusts in behalf of his children, of which he is the Trustee. Mr. McManemin is the President and a shareholder of SAM Partners Management, Inc. and is the managing partner in Smith Allen Oil & Gas, LLP.

(4)         Includes 358,486 common units held in the Martha Ann Peak A Trust and 184,488 common units held by the MARI Trust. Ms. Rochelle is the trustee and beneficiary of the MARI Trust.

(5)         Includes 500,000 common units held by Vaughn Petroleum (DMLP), LLC, 20,001 common units held by Empire Partners, Ltd., and 15,737 common units held by Mr. Vaughn in his individual name, IRA or Keogh Plan. Mr. Vaughn and his spouse are the only partners of the general partnership that owns all the partnership interests in Vaughn Petroleum (DMLP), LLC. Mr. Vaughn is the President of Empire (GP), Inc. the general partner of Empire Partners, Ltd., and Mr. Vaughn and his spouse are the shareholders of Empire (GP), Inc. All of the remaining limited partner interest of Empire Partners, Ltd. is owned by Mr. Vaughn, his spouse, and two children.

(6)         Includes 30,600 common units held by the Allen Credit Shelter Trust, 30,608 common units held by Mr. Allen in his individual name, IRA or Keogh plan, 154,840 common units held by Rabbitfoot Investments, LLC, 5,531 units held by SAM Partners Management, Inc., 53,224 common units held by Smith Allen Oil & Gas, LLP and 8,420 common units held by Mega Petroleum, Inc. Mr. Allen disclaims beneficial ownership of those common units owned by Rabbitfoot Investments, LLC, SAM Partners Management, Inc. and Smith Allen Oil & Gas, LLP in which he does not have an economic interest but which he may be deemed to beneficially own based on shared voting and investment power. Mr. Allen is the Secretary and a shareholder of SAM Partners Management, Inc. and Smith Allen Oil & Gas, LLP. Rabbitfoot Investments, LLC is owned by Rabbitfoot Ranch and Cattle Company, Ltd. and its general partner is RR&CC Management, LLC which is owned by Mr. Allen and the estate of Kay Allen. All of the limited partner interest in Rabbitfoot Ranch and Cattle Company, Ltd. is owned by Mr. Allen’s children. Mr. Allen is the Trustee of the Allen Credit Shelter Trust and the Allen Surviving Settlors Trust. Mr. Allen is the President of Mega Petroleum, Inc. and disclaims beneficial ownership of these units. This report shall not be deemed an admission that the reporting person is the beneficial owner of the securities owned by Mega Petroleum, Inc. for any purpose.

(7)         Includes 32,252 common units held in his individual name or IRA for the benefit of Mr. Raley.

(8)         The business address for Mr. Lassiter is 25 Highland Park Village, Suite 100-780, Dallas, TX 75205. The 18,767 common units are held individually by Mr. Lassiter.

(9)         The business address for Mr. Russell is 4695 N FM 2869, Winnsboro, Texas 75494. Includes 14,767 common units held jointly with his spouse or in an IRA.

(10)         Includes 19,672 common units held by Mr. Trout in his individual name, jointly with his spouse or in an IRA, 2,250 common units held by the Benjamin R. Trout Trust and 400 common units held by the Gabriel G. Trout Trust. Mr. Trout disclaims beneficial ownership of those common units owned by the Benjamin R. Trout Trust and the Gabriel G. Trout Trust in which he does not have an economic interest but which he may be deemed to own based on voting and investment power. Mr. Trout is the Trustee for the Benjamin R. Trout Trust and the Gabriel G. Trout Trust. The business address for Mr. Trout is 8090 Frankford Road, Apt 410, Dallas, TX 75252.

(11)         Includes 24,381 common units held by Mr. Ehrman in his individual name, IRA or Keogh Plan and 75,568 common units held by Quiscalus Ventures, LLC in which Mr. Ehrman is the sole member.

(12)         Includes 49,103 common units held by Ms. Moriyama in her individual name, jointly with her spouse, IRA or Keogh Plan.

(13)         Pursuant to Instruction 5 to Item 403 of Regulation S-K, the 5,531 common units owned by SAM Partners Management, Inc. and the 53,224 common units owned by Smith Allen Oil & Gas, LLP included in the beneficial ownership of both Mr. McManemin and Mr. Allen are only included once in this total.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2022, the Partnership and our wholly-owned subsidiaries reimbursed certain direct and indirect expenses to the operating partnership and our general partner. The reimbursements were made pursuant to the Partnership Agreement and Administrative Services Agreements or office lease agreements between the operating partnership and Dorchester Minerals Oklahoma LP or Maecenas Minerals, L.L.P., both wholly-owned subsidiaries of the Partnership. No management fees or any other type of compensation is paid by or to any related party, other than compensation reported pursuant to Item 402 of Regulation S-K.

Reimbursement of Our General Partner

Our general partner was reimbursed $571,357 and $3,399,023 for expenses incurred in 2021 and 2022, respectively, pursuant to our Partnership Agreement. Our general partner is not compensated for services provided in acting as our general partner. However, we reimburse our general partner on a monthly basis for all expenses incurred or payments made on our behalf, and all other necessary or appropriate expenses allocable to us. Such expenses include both direct expenses and management expenses. Pursuant to our Partnership Agreement, direct expenses include:

●	professional fees and expenses, such as audit, tax, legal and engineering costs;

●	regulatory fees and expenses;

●	ad valorem taxes;

●	severance taxes;

●	the fees and expenses of independent managers of our general partner and its general partner;

●	premiums for officers’ and managers’ liability insurance; and

●	expenses of the general partner related to professional and regulatory matters.

Management expenses are expenses of the general partner and its affiliates incurred on our behalf and include:

●	rent, wages, salaries and the cost of employee benefit plans provided to employees and officers that are properly allocable to us; and

●	all other necessary or appropriate expenses allocable to us but do not include items classified as direct expenses or production costs.

As a result of the limitation on management expenses discussed below, recovery of additional expenses may occur by changing the classification of the expenses only to the extent that (i) a portion of management expense is reduced by shifting certain costs to direct expenses or production cost, (ii) such classification change impacts a period when management expense could otherwise exceed the 5% cap and (iii) such excess above the cap cannot be recovered in future or past fiscal years.

Our reimbursements to our general partner of management expenses (excluding overhead expenses included in production costs that are deducted in determining net profits interests) during any fiscal year are limited to an amount not greater than 5% of the sum of our distributions to our partners for that fiscal year, adjusted for changes in cash reserves, plus expenses paid by us for that year for direct and management expenses and production costs which are capital in nature and charged against the net profits interests, and increases in taxes and regulatory compliance costs.

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

Our Partnership Agreement generally may not be amended to increase the 5% limitation on the reimbursement of management expenses unless approved by a majority of the Partnership’s unitholders.

Reimbursement to the Operating Partnership

In 2021 and 2022, the operating partnership was reimbursed an aggregate of $421,588 each year from Dorchester Minerals Oklahoma LP and Maecenas Minerals, L.L.P., our wholly-owned subsidiaries, pursuant to Administrative Service Agreements or office lease agreements. The operating partnership provided the wholly-owned subsidiaries services related to accounting, internal controls, management of data processing systems, preparation of all federal and state tax reports, service as paymaster, preparation of periodic financial statements and banking and other financial relationships. The operating partnership was reimbursed for the payment of all direct and indirect costs and expenses incurred in the performance of the services provided, including without limitation, (i) attributable telephone, office rent and other office expenses, (ii) attributable salaries and other compensation expenses of employees, officers and directors, (iii) other attributable administrative expenses, (iv) travel expenses, (v) legal and accounting costs and expenses and (vi) expenses incurred in providing or obtaining such other professional, technical, administrative services and advice as deemed necessary or desirable. Reimbursements made pursuant to the Administrative Service Agreements were not also made pursuant to the Partnership Agreement.

Review, Approval or Ratification of Transactions with Related Persons

Whenever any potential conflict of interest exists or arises between our general partner or any of its affiliates and us or any of our partners, our general partner resolves that conflict. Our Partnership Agreement requires our general partner to seek approval of a majority of the members of the Advisory Committee of the general partner of our general partner as to a proposed resolution of the conflict. In addition to approval by the Advisory Committee the resolution of the conflict of interest must also be fair and reasonable to us. Any resolution of a conflict of interest shall also be conclusively deemed fair and reasonable to us if such resolution is:

●	on terms no less favorable to us than those generally being provided to or available from unrelated third parties, or

●	fair to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us).

Our general partner, or its general partner’s Advisory Committee if its approval is sought, is authorized, in connection with its determination of what is fair and reasonable to us, and in connection with its resolution of any conflict of interest, to consider:

●	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest,

●	any customary or accepted industry practices and any customary or historical dealings with a particular person,

●	any applicable generally accepted accounting practices or principles, and

●	such additional factors as our general partner’s, or its general partner’s Advisory Committee, determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

Whenever our Partnership Agreement requires that a particular transaction, arrangement or resolution of a conflict of interest be fair and reasonable, the fair and reasonable nature of that transaction, arrangement, or resolution shall be considered in the context of all similar or related transactions.

DIRECTOR INDEPENDENCE

In the opinion of the Board of Managers, and as “independent” currently is defined by the NASDAQ rules, a majority of the Board of Managers are independent of management and free of any relationship that would interfere with their exercise of independent judgment. The Board of Managers has affirmatively determined that Messrs. Lassiter, Russell, Trout and Vaughn and Ms. Rochelle are independent. In addition to the NASDAQ “independence” rules, the Board of Managers has also affirmatively determined that Messrs. Lassiter, Russell and Trout also satisfy the definition of “independent” prescribed by the Securities and Exchange Commission for members of an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2022 and 2021, the Partnership incurred the following fees with Grant Thornton LLP (Dallas, Texas; PCAOB ID Number 248):

	Year Ended December 31, (in thousands)
	2022	2021

Audit Fees (1)	$334	$294
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$334	$294

(1)         Audit fees represent amounts billed for each of the periods presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

(2)         Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews.

(3)         Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.

(4)         All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above.

The Advisory Committee has adopted procedures for pre-approving all audit and permitted non-audit services provided by our independent auditor. Part of this approval process includes making a determination on whether non-audit services are consistent with the Securities and Exchange Commission’s rules on auditor independence. The Advisory Committee periodically monitors the services rendered and actual fees paid to the independent auditors to ensure such services are within the parameters approved. In the years 2022 and 2021, 100% of the total expenses paid to Grant Thornton were for Audit Fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)
The following exhibits required by Item 601 of Regulation S-K are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Number	Description
3.1	Certificate of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’Registration Statement on Form S-4, Registration Number 333-88282)
3.2
Amended and Restated Agreement of Limited Partnership of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.2 to Dorchester Minerals’Report on Form 10-K filed for the year ended December 31, 2002)

3.3
Amendment No. 1 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’Current Report on Form 8-K filed with the SEC on December 22, 2017)

3.4
Amendment No. 2 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’ Report on Form 10-Q filed with the SEC on August 6, 2018)

3.5
Certificate of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’Registration Statement on Form S-4, Registration Number 333-88282)

3.6
Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Management LP (incorporated by reference to Exhibit 3.4 to Dorchester Minerals’Report on Form 10-K for the year ended December 31, 2002)

3.7	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’Registration Statement on Form S-4, Registration Number 333-88282)
3.8
Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’Report on Form 10-K for the year ended December 31, 2002)

3.9	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’Registration Statement on Form S-4, Registration Number 333-88282)
3.10
Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’Registration Statement on Form S-4, Registration Number 333-88282)

3.11
Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’Registration Statement on Form S-4, Registration Number 333-88282)

3.12
Amended and Restated Agreement of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’Report on Form 10-K for the year ended December 31, 2002)

3.13	Certificate of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’Annual Report on Form 10-K for the year ended December 31, 2002)
3.14	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’Annual Report on Form 10-K for the year ended December 31, 2002)
3.15	Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’Annual Report on Form 10-K for the year ended December 31, 2002)
3.16	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’Annual Report on Form 10-K for the year ended December 31, 2002)
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to Dorchester Minerals’Annual Report on Form 10-K for the year ended December 31, 2019)
10.1
Amended and Restated Business Opportunities Agreement dated as of December 13, 2001 by and between the Registrant, the General Partner, Dorchester Minerals Management GP LLC, SAM Partners, Ltd., Vaughn Petroleum, Ltd., Smith Allen Oil & Gas, Inc., P.A. Peak, Inc., James E. Raley, Inc., and certain other parties (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’Annual Report on Form 10-K for the year ended December 31, 2002)

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’Annual Report on Form 10-K for the year ended December 31, 2002)
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’Annual Report on Form 10-K for the year ended December 31, 2002)
10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’Annual Report on Form 10-K for the year ended December 31, 2002)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

Number	Description
10.6#	Dorchester Minerals Management LP Equity Incentive Program
10.7
Contribution and Exchange Agreement dated September 16, 2022, by and among Dorchester Minerals, L.P., and Excess Energy, LLC (incorporated by reference to Exhibit 2.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on September 21, 2022)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023)
23.1	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023)
23.2
Consent of LaRoche Petroleum Consultants, Ltd. (incorporated by reference to Exhibit 23.2 to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023)

31.1
Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023)

31.2
Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023)

31.3*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.4*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 (incorporated by reference to Exhibit 32.1 to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023)

99.1
Report of LaRoche Petroleum Consultants, Ltd. (incorporated by reference to Exhibit 99.1 to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023)

99.2
Report of LaRoche Petroleum Consultants, Ltd. (incorporated by reference to Exhibit 99.2 to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023)

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith
#	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORCHESTER MINERALS, L.P.

By:	/s/ Bradley Ehrman
Bradley Ehrman
Chief Executive Officer

Date: April 27, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chairman and Manager Date: April 27, 2023	H.C. Allen, Jr. Manager Date: April 27, 2023

/s/ James E. Raley	/s/ Allen D. Lassiter
James E. Raley Vice Chairman and Manager Date: April 27, 2023	Allen D. Lassiter Manager Date: April 27, 2023

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: April 27, 2023	C. W. Russell Manager Date: April 27, 2023

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: April 27, 2023	Robert C. Vaughn Manager Date: April 27, 2023