Form 10-Q
period 2023-03-31
DORCHESTER MINERALS, L.P.
filed 2023-05-04
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of common units representing limited partnership interests outstanding as of May 4, 2023: 38,371,493

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

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$44,999	$40,754
Trade and other receivables	12,562	14,543
Net profits interest receivable - related party	4,611	7,170
Total current assets	62,172	62,467

Oil and natural gas properties (full cost method)	473,012	472,974
Accumulated full cost depletion	(367,342)	(360,724)
Total	105,670	112,250

Leasehold improvements	989	989
Accumulated amortization	(445)	(422)
Total	544	567

Operating lease right-of-use asset	909	959
Total assets	$169,295	$176,243

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities
Accounts payable and other current liabilities	$3,234	$3,131
Operating lease liability	279	281
Total current liabilities	3,513	3,412

Operating lease liability	1,244	1,313
Total liabilities	4,757	4,725

Commitments and contingencies (Note 4)

Partnership capital
General Partner	319	676
Unitholders	164,219	170,842
Total partnership capital	164,538	171,518
Total liabilities and partnership capital	$169,295	$176,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenues
Royalties	$24,684	$34,879
Net profits interest	14,947	5,470
Lease bonus and other	536	52
Total operating revenues	40,167	40,401

Costs and expenses
Operating, including production taxes	2,718	3,268
Depreciation, depletion and amortization	6,641	4,466
General and administrative	2,738	2,043
Total costs and expenses	12,097	9,777

Net income	$28,070	$30,624

Allocation of net income
General partner	$760	$1,082
Unitholders	$27,310	$29,542
Net income per common unit (basic and diluted)	$0.71	$0.80
Weighted average basic and diluted common units outstanding	38,372	36,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended March 31, 2022
Balance at January 1, 2022	$982	$141,428	$142,410	36,985
Net income	1,082	29,542	30,624
Acquisition of assets for units	-	14,792	14,792	570
Distributions ($0.639287 per Unit)	(855)	(23,644)	(24,499)
Balance at March 31, 2022	$1,209	$162,118	$163,327	37,555

Three Months Ended March 31, 2023
Balance at January 1, 2023	$676	$170,842	$171,518	38,372
Net income	760	27,310	28,070
Distributions ($0.884339 per Unit)	(1,117)	(33,933)	(35,050)
Balance at March 31, 2023	$319	$164,219	$164,538	38,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$38,745	$28,415

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	550	747

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(35,050)	(24,499)

Increase in cash and cash equivalents	4,245	4,663
Cash and cash equivalents at beginning of period	40,754	28,306

Cash and cash equivalents at end of period	$44,999	$32,969

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions of oil and natural gas properties	$-	$14,792

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements prepared in conformity with U.S. GAAP. Therefore, the accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s 2022 Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this Quarterly Report on Form 10-Q. Per unit information is calculated by dividing the income or loss applicable to holders of the Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ.

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

In February 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine continues to be highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources along with instability in financial markets. As a result of the invasion, various economic and trade sanctions have been implemented by countries and private market participants on Russia which have resulted in a lower worldwide supply of oil and natural gas, contributing to a sharp increase in market prices for these commodities in the first half of 2022 followed by a slight softening in oil prices during the second half of 2022 due to higher inflation and rising interest rates. During the first quarter of 2023, with the exception of a decline of oil prices in March in reaction to the U.S. regional bank instability, oil prices remained generally in line with those seen in the later portion of 2022. Despite this slowing of the global economic recovery, demand and market prices for oil and natural gas remain strong, due in part to the ongoing Russian invasion of Ukraine along with rising energy use. However, the sanctions imposed against Russia, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations. We remain unable to predict events that may lead to future price volatility and the near-term energy outlook remains subject to heightened levels of uncertainty.

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions and the Russian invasion of Ukraine on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. While conditions have significantly improved with the increase in domestic vaccination programs, a reduction in global constraints and the reduced spread of COVID-19 overall, the long term impact of COVID-19 remains uncertain as responses to COVID-19 and newly emerging variants continue to evolve. Additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions, particularly if there is a resurgence in the spread of the COVID-19. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the effect the virus will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”), which changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost. As provided by ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The Partnership adopted ASU 2016-13 using the modified retrospective approach, effective January 1, 2023. The adoption of this update did not have a material impact on the Partnership’s financial position, results of operations, cash flows or disclosures.

Accounting Pronouncements Not Yet Adopted

The Partnership considers the applicability and impact of all ASUs. There are no recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption.

3.	Acquisitions for Units

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company (“Excess”), the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 includes $19.0 million of net oil and natural gas properties acquired in the transaction. Net property additions for the year ended December 31, 2022 includes $1.8 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.7 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2022. The condensed consolidated balance sheet as of December 31, 2022 includes $14.0 million of net proved oil and natural gas properties acquired in the transaction.

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

The distribution for the first quarter of 2023 will be paid on 38,371,493 common units. The first quarter 2023 distribution of $0.989656 per common unit will be paid on May 11, 2023. The distribution for the first quarter of 2022 was paid on 37,554,774 common units. Our partnership agreement requires the second quarter 2023 distribution to be paid by August 14, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three months ended March 31, 2023 and March 31, 2022, should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 592 counties and parishes in 28 states.

As of March 31, 2023, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive monthly payments from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of March 31, 2023, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $6.0 million.

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

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spread globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, in early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. Additionally, multiple variants emerged in 2021 and became highly transmissible, which contributed to additional pricing and demand volatility during 2021 to date. However, conditions have significantly improved since 2022 with the increase in domestic vaccination programs, a reduction in global constraints and a reduced spread of COVID-19 overall. Nevertheless, the long term impact of COVID-19 remains uncertain as responses to COVID-19 and newly emerging variants continue to evolve.

Furthermore, in February 2022, Russian military forces invaded Ukraine leading to various trade and economic sanctions being implemented by countries and private market participants on Russia which have resulted in a global supply shortage of oil and natural gas.

As a result of the lifting of certain restrictions put in place in response to COVID-19 and the global supply shortage of oil and natural gas caused by the Russian invasion of Ukraine, in addition to other changing market conditions, oil and natural gas market prices sharply increased during the first half of 2022 followed by a slight softening in oil prices during the second half of 2022 due to higher inflation and rising interest rates. During the first quarter of 2023, with the exception of a decline of oil prices in March in reaction to the U.S. regional bank instability, oil prices remained generally in line with those seen in the later portion of 2022. Despite this slowing of the global economic recovery, demand and market prices for oil and natural gas remain strong, due in part to the ongoing Russian invasion of Ukraine along with rising energy use. However, commodity prices have historically been volatile, and we cannot predict events which may lead to future fluctuations in these prices. Additional actions may be required in response to the COVID-19 pandemic on a national, state and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions (including further closures of businesses), particularly if there is a resurgence in the spread of COVID-19. The ultimate duration and effect of COVID-19 remain uncertain. Similarly, the length, impact and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable and could lead to significant market disruptions and increased volatility in oil and natural gas prices and supply of energy resources along with instability in the global commodity and financial markets.

Results of Operations

Acquisitions for Units

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess, the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2023.

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.7 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2022.

Three Months Ended March 31, 2023 as compared to Three Months Ended March 31, 2022

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

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2023	2022	% Change
Royalty Properties natural gas sales (mmcf)	1,330	1,147	16%
Royalty Properties oil sales (mbbls)	302	369	(18%)
NPI natural gas sales (mmcf)	864	320	170%
NPI oil sales (mbbls)	269	94	186%

Accrual basis average sales prices:
Royalty Properties natural gas sales ($/mcf)	$3.01	$4.49	(33%)
Royalty Properties oil sales ($/bbl)	$68.48	$80.47	(15%)
NPI natural gas sales ($/mcf)	$3.39	$5.24	(35%)
NPI oil sales ($/bbl)	$70.56	$79.88	(12%)

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The decrease in oil sales volumes attributable to our Royalty Properties from the first quarter of 2022 to the same period of 2023 is primarily a result of lower suspense releases on new wells in the Permian Basin and Rockies and decreased production in the Permian Basin, Bakken region, and Rockies, partially offset by higher suspense releases on new wells in the Bakken region. The increase in natural gas sales volumes attributable to our Royalty Properties from the first quarter of 2022 to the same period of 2023 is primarily a result of higher suspense releases on new wells in South Texas, East Texas, and Mid-Continent, partially offset by lower suspense releases on new wells in the Southeast and decreased production in the Bakken region.

The increase in oil and natural gas sales volumes attributable to our NPI properties from the first quarter of 2022 to the same period of 2023 is primarily a result of higher suspense releases on new wells and increased production in the Permian Basin, partially offset by lower suspense releases on new wells and natural production declines in the Bakken region.

Operating costs, including production taxes, decreased 17% from the first quarter of 2022 to the same period of 2023. The decrease is primarily a result of lower proportionate production taxes due to lower Royalty Properties oil sales volumes and lower oil and natural gas sales prices, partially offset by higher natural gas sales volumes and higher ad valorem taxes.

Depreciation, depletion and amortization increased 49% from the first quarter of 2022 to the same period of 2023. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions.

General and administrative expenses increased 34% from the first quarter of 2022 to the same period of 2023. The increase is primarily a result of higher compensation expenses due to market adjustments and increased professional service fees.

Net cash provided by operating activities increased 36% from the first quarter of 2022 to the same period of 2023. The increase is primarily a result of higher NPI payment receipts.

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

Cash receipts attributable to our Royalty Properties during the first quarter of 2023 totaled $24.6 million. Approximately 76% of these receipts reflect oil sales during December 2022 through February 2023 and natural gas sales during November 2022 through January 2023, and approximately 24% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the first quarter of 2023 were $68.92/bbl and $4.77/mcf, respectively.

Cash receipts attributable to our Net Profits Interest during the first quarter of 2023 totaled $17.5 million. Approximately 31% of these receipts reflect oil and natural gas sales during November 2022 through January 2023, and approximately 69% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the first quarter of 2023 were $74.29/bbl and $4.51/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of March 31, 2023 are summarized as follows:

In Thousands
2023	$263
2024	356
2025	362
2026	368
2027	374
Thereafter	443
Total lease payments	2,166
Less amount representing interest	(643)
Total lease obligation	$1,523

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the spread of COVID-19 and any ongoing variants and increased oil and natural gas market volatility caused by the Russian invasion of Ukraine and the recent rise in inflation and interest rates. Although demand and market prices for oil and natural gas have remained strong due to the rising energy use and worldwide shortage of oil due to sanctions implemented on Russia, we cannot predict events that may lead to future price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the evolution of COVID-19 and any ongoing variants, along with the military conflict between Russia and Ukraine which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Despite the significant improvement in conditions since the beginning of the COVID-19 pandemic, the current economic environment is volatile, and therefore, we cannot predict the ultimate impact that COVID-19 or the ongoing military conflict between Russia and Ukraine will have on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents totaled $45.0 million at March 31, 2023 and $40.8 million at December 31, 2022.

Critical Accounting Policies and Estimates

As of March 31, 2023, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2022 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2023. For a discussion of our exposure to market risk, refer to Item 7A of Part I of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Partnership’s risk factors as disclosed in Item 1A of Part I of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period			(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2023	–	January 31, 2023	-		N/A	-	127,777	(1)
February 1, 2023	–	February 28, 2023	-		N/A	-	127,777	(1)
March 1, 2023	–	March 31, 2023	15,000	(2)	$30.21	15,000	112,777	(1)
Total			15,000		$30.21	15,000	112,777	(1)

(1)

The number of common units that Dorchester Minerals Management LP may grant under the Dorchester Minerals Management LP Equity Incentive Program, as amended and restated as of October 20, 2022, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2023, the maximum number of common units that could be purchased under the Equity Incentive Program is 127,777 common units.

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

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: May 4, 2023		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 4, 2023		Chief Financial Officer