Form 10-Q
period 2023-06-30
DORCHESTER MINERALS, L.P.
filed 2023-08-03
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of common units representing limited partnership interests outstanding as of August 3, 2023: 38,715,243

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 27, 2023 (the “Annual Report”) and in this report, in the Partnership’s other filings with the SEC and elsewhere in this report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises including the worldwide coronavirus (COVID-19) outbreak beginning in early 2020 and its ongoing variants, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

You should read these statements carefully because they may discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other forward-looking information. Before you invest, you should be aware that the occurrence of any of the events herein described in “Item 1A – Risk Factors” in the Partnership’s Annual Report and its other filings with the SEC and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See attached financial statements on the following pages.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$35,324	$40,754
Trade and other receivables	10,758	14,543
Net profits interest receivable - related party	5,305	7,170
Total current assets	51,387	62,467

Oil and natural gas properties (full cost method)	473,013	472,974
Accumulated full cost depletion	(372,656)	(360,724)
Total	100,357	112,250

Leasehold improvements	989	989
Accumulated amortization	(468)	(422)
Total	521	567

Operating lease right-of-use asset	860	959
Total assets	$153,125	$176,243

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities
Accounts payable and other current liabilities	$6,341	$3,131
Operating lease liability	277	281
Total current liabilities	6,618	3,412

Operating lease liability	1,175	1,313
Total liabilities	7,793	4,725

Commitments and contingencies (Note 4)

Partnership capital
General Partner	(60)	676
Unitholders	145,392	170,842
Total partnership capital	145,332	171,518
Total liabilities and partnership capital	$153,125	$176,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating revenues
Royalties	$23,613	$37,140	$48,297	$72,019
Net profits interest	5,830	9,013	20,777	14,483
Lease bonus and other	1,176	1,306	1,712	1,358

Total operating revenues	30,619	47,459	70,786	87,860

Costs and expenses
Operating, including production taxes	2,754	3,807	5,472	7,075
Depreciation, depletion and amortization	5,337	4,773	11,978	9,239
General and administrative	2,724	1,555	5,462	3,598

Total costs and expenses	10,815	10,135	22,912	19,912

Net income	$19,804	$37,324	$47,874	$67,948

Allocation of net income
General partner	$656	$1,253	$1,416	$2,335
Unitholders	$19,148	$36,071	$46,458	$65,613
Net income per common unit (basic and diluted)	$0.50	$0.96	$1.21	$1.76
Weighted average basic and diluted common units outstanding	38,372	37,555	38,372	37,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended June 30, 2022
Balance at April 1, 2022	$1,209	$162,118	$163,327	37,555
Net income	1,253	36,071	37,324
Distributions ($0.753926 per Unit)	(965)	(28,313)	(29,278)
Balance at June 30, 2022	$1,497	$169,876	$171,373	37,555

Three Months Ended June 30, 2023
Balance at April 1, 2023	$319	$164,219	$164,538	38,372
Net income	656	19,148	19,804
Distributions ($0.989656 per Unit)	(1,035)	(37,975)	(39,010)
Balance at June 30, 2023	$(60)	$145,392	$145,332	38,372

	General Partner	Unitholders	Total	Unitholder Units
Six Months Ended June 30, 2022
Balance at January 1, 2022	$982	$141,428	$142,410	36,985
Net income	2,335	65,613	67,948
Acquisition of assets for units	-	14,792	14,792	570
Distributions ($1.393213 per Unit)	(1,820)	(51,957)	(53,777)
Balance at June 30, 2022	$1,497	$169,876	$171,373	37,555

Six Months Ended June 30, 2023
Balance at January 1, 2023	$676	$170,842	$171,518	38,372
Net income	1,416	46,458	47,874
Distributions ($1.873995 per Unit)	(2,152)	(71,908)	(74,060)
Balance at June 30, 2023	$(60)	$145,392	$145,332	38,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Net cash provided by operating activities	$68,081	$67,444

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	549	1,003

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(74,060)	(53,777)

Increase (decrease) in cash and cash equivalents	(5,430)	14,670
Cash and cash equivalents at beginning of period	40,754	28,306

Cash and cash equivalents at end of period	$35,324	$42,976

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of oil and natural gas properties	$-	$14,792

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements prepared in conformity with U.S. GAAP. Therefore, the accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For more information regarding limitations on the forward-looking statements contained herein, see page 1 of this Quarterly Report on Form 10-Q. Per unit information is calculated by dividing the income or loss applicable to holders of the Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ.

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

Recent Events

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spread globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. Multiple variants emerged in 2021 and became highly transmissible, which contributed to pricing volatility during 2021 to date. While in May 2023, the WHO determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern, the financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates.

In February 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine continues to be highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources along with instability in financial markets. As a result of the invasion, various economic and trade sanctions have been implemented by countries and private market participants on Russia which have resulted in a lower worldwide supply of oil and natural gas, contributing to a sharp increase in market prices for these commodities in the first half of 2022 followed by a slight softening in oil prices during the second half of 2022 due to higher inflation and rising interest rates. Despite the decline in oil prices during the first six months of 2023, demand and market prices for oil and natural gas remain resilient, due in part to global travel trending towards pre-COVID-19 levels and the recently announced OPEC+ production cuts. While oil prices are now consistent with price levels before the Russia-Ukraine conflict, potential further responses from Russia or other countries to the sanctions imposed on Russia, supply chain disruptions, tensions and military actions, could adversely affect the global economy, cause volatility in the financial markets and could adversely affect our business, financial condition and results of operations. We remain unable to predict events that may lead to future price volatility and the near-term energy outlook remains subject to heightened levels of uncertainty.

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions and the Russian invasion of Ukraine on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. While conditions have significantly improved with the increase in domestic vaccination programs, a reduction in global constraints and the reduced spread of COVID-19 overall, the long term impact of COVID-19 remains uncertain as responses to COVID-19 and newly emerging variants continue to evolve. Although the WHO in May 2023 determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern, additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions if there is a resurgence in the spread of the COVID-19. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the effect the virus will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

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

On July 12, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership valued at $11.0 million and issued pursuant to the Partnership’s registration statement on Form S-4.

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company (“Excess”), the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2023. The condensed consolidated balance sheet as of December 31, 2022 includes $19.0 million of net oil and natural gas properties acquired in the transaction. Net property additions for the year ended December 31, 2022 includes $1.8 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2022. The condensed consolidated balance sheet as of December 31, 2022 includes $14.0 million of net proved oil and natural gas properties acquired in the transaction.

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

The distribution for the second quarter of 2023 will be paid on 38,715,243 common units. The second quarter 2023 distribution of $0.676818 per common unit will be paid on August 10, 2023. The distribution for the second quarter of 2022 was paid on 37,554,774 common units. Our partnership agreement requires the third quarter 2023 distribution to be paid by November 14, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three and six months ended June 30, 2023 and June 30, 2022, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 592 counties and parishes in 28 states.

As of June 30, 2023, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive monthly payments from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of June 30, 2023, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $6.3 million.

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

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spread globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, in early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. Additionally, multiple variants emerged in 2021 and became highly transmissible, which contributed to additional pricing and demand volatility during 2021 to date. However, conditions have significantly improved since 2022 with the increase in domestic vaccination programs, a reduction in global constraints and a reduced spread of COVID-19 overall and in May 2023, the WHO determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern. Nevertheless, the long term impact of COVID-19 remains uncertain.

Furthermore, in February 2022, Russian military forces invaded Ukraine leading to various trade and economic sanctions being implemented by countries and private market participants on Russia which have resulted in a global supply shortage of oil and natural gas.

As a result of the lifting of certain restrictions put in place in response to COVID-19 and the global supply shortage of oil and natural gas caused by the Russian invasion of Ukraine, in addition to other changing market conditions, oil and natural gas market prices sharply increased during the first half of 2022 followed by a slight softening in oil prices during the second half of 2022 due to higher inflation and rising interest rates. During the first quarter of 2023, with the exception of a decline of oil prices in March in reaction to the U.S. regional bank instability, oil prices remained generally in line with those seen in the later portion of 2022. Despite the decline in oil prices during the first six months of 2023, demand and market prices for oil and natural gas remain resilient, due in part to global travel trending towards pre-COVID-19 levels and the recently announced OPEC+ production cuts. However, commodity prices have historically been volatile, and we cannot predict events which may lead to future fluctuations in these prices. Although the WHO in May 2023 determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern, additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions if there is a resurgence in the spread of the COVID-19. The long term effects of COVID-19 remain uncertain. Similarly, the length, impact and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable and could lead to significant market disruptions and increased volatility in oil and natural gas prices and supply of energy resources along with instability in the global commodity and financial markets.

Results of Operations

Acquisitions for Units

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess, the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2023.

On March 31, 2022, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests representing approximately 3,600 net royalty acres located in 13 counties across Colorado, Louisiana, Ohio, Oklahoma, Pennsylvania, West Virginia and Wyoming in exchange for 570,000 common units representing limited partnership interests in the Partnership valued at $14.8 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2022.

Three and Six Months Ended June 30, 2023 as compared to Three and Six Months Ended June 30, 2022

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Accrual basis sales volumes:	2023	2022	% Change	2023	2022	% Change
Royalty Properties natural gas sales (mmcf)	1,153	1,105	4%	2,483	2,252	10%
Royalty Properties oil sales (mbbls)	335	318	5%	637	687	(7%)
NPI natural gas sales (mmcf)	475	353	35%	1,339	673	99%
NPI oil sales (mbbls)	158	139	14%	427	233	83%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$1.78	$6.46	(72%)	$2.44	$5.46	(55%)
Royalty Properties oil sales ($/bbl)	$64.44	$94.52	(32%)	$66.36	$86.96	(24%)
NPI natural gas sales ($/mcf)	$2.08	$7.67	(73%)	$2.92	$6.51	(55%)
NPI oil sales ($/bbl)	$64.51	$84.24	(23%)	$68.32	$82.48	(17%)

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the second quarter of 2022 to the same period of 2023 is primarily a result of higher suspense releases on new wells in the Permian Basin and Bakken region, partially offset by decreased production and lower suspense releases on new wells in the Rockies. The decrease in oil sales volumes attributable to our Royalty Properties from the first six months of 2022 to the same period of 2023 is primarily a result of decreased production in the Permian Basin, Rockies, and Bakken region and lower suspense releases on new wells in the Rockies, partially offset by higher suspense releases on new wells in the Permian Basin and Bakken region. The increase in natural gas sales volumes attributable to our Royalty Properties from the second quarter of 2022 to the same period of 2023 is primarily a result of increased production and higher suspense releases on new wells in the Permian Basin and South Texas, partially offset by decreased production in the Fayetteville Shale, Rockies, and Southeast. The increase in natural gas sales volumes attributable to our Royalty Properties from the first six months of 2022 to the same period of 2023 is primarily a result of higher suspense releases on new wells in the Permian Basin, South Texas, and East Texas, partially offset by decreased production in the Bakken region and Southeast and lower suspense releases on new wells in the Rockies and Southeast.

The increases in oil and natural gas sales volumes attributable to our NPI properties from the second quarter of 2022 to the same period of 2023 are primarily a result of increased production in the Permian Basin and higher suspense releases on new wells in the Bakken region, partially offset by decreased production in the Bakken region and lower suspense releases on new wells in the Permian Basin. The increase in oil and natural gas sales volumes attributable to our NPI properties from the first six months of 2022 to the same period of 2023 is primarily a result of higher suspense releases on new wells in the Permian Basin in the first quarter of 2023 and increased production in the Permian Basin year to date, partially offset by decreased production in the Bakken region.

Operating costs, including production taxes, decreased 28% from the second quarter of 2022 to the same period of 2023 and 23% from the first six months of 2022 to the same period of 2023. The decreases are primarily a result of lower proportionate production taxes due to lower Royalty Properties oil and natural gas sales prices.

Depreciation, depletion and amortization increased 12% from the second quarter of 2022 to the same period of 2023 and 30% from the first six months of 2022 to the same period of 2023. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions.

General and administrative expenses increased 75% from the second quarter of 2022 to the same period of 2023 and 52% from the first six months of 2022 to the same period of 2023. The increases are primarily a result of higher compensation expenses due to market adjustments, increased professional service fees, and one-time, non-recurring professional services expenses of $1.2 million related to an unsuccessful acquisition in the second quarter of 2023.

Net cash provided by operating activities remained consistent from the first six months of 2022 to the same period of 2023 primarily due to higher NPI payment receipts, partially offset by lower Royalties revenue receipts, net of production taxes and operating expenses.

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

Cash receipts attributable to our Royalty Properties during the second quarter of 2023 totaled $23.2 million. Approximately 71% of these receipts reflect oil sales during March 2023 through May 2023 and natural gas sales during February 2023 through April 2023, and approximately 29% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the second quarter of 2023 were $67.54/bbl and $2.23/mcf, respectively.

Cash receipts attributable to our Net Profits Interest during the second quarter of 2023 totaled $5.1 million. Approximately 65% of these receipts reflect oil and natural gas sales during February 2023 through April 2023, and approximately 35% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the second quarter of 2023 were $68.19/bbl and $2.97/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of June 30, 2023 are summarized as follows:

In Thousands
2023	$175
2024	356
2025	362
2026	368
2027	374
Thereafter	443
Total lease payments	2,078
Less amount representing interest	(626)
Total lease obligation	$1,452

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the ongoing military conflict between Russian and Ukraine and the rise during 2022 and 2023 in inflation and interest rates. Although demand and market prices for oil and natural gas remain resilient due in part to global travel trending towards pre-COVID-19 levels and the recently announced OPEC+ production cuts, we cannot predict events that may lead to future price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the possible resurgence of COVID-19 and any ongoing variants, along with the military conflict between Russia and Ukraine which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by a resurgence of COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Despite the significant improvement in conditions since the beginning of the COVID-19 pandemic, the current economic environment is volatile, and therefore, we cannot predict the ultimate long-term impact that COVID-19 or the ongoing military conflict between Russia and Ukraine will have on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents totaled $35.3 million at June 30, 2023 and $40.8 million at December 31, 2022.

Critical Accounting Policies and Estimates

As of June 30, 2023, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended June 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A of Part I of the Partnership’s Annual Report for the year ended December 31, 2022.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Partnership’s risk factors as disclosed in Item 1A of Part I of the Partnership’s Annual Report for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period			(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2023	–	April 30, 2023	-		N/A	-	112,777	(1)
May 1, 2023	–	May 31, 2023	10,000	(2)	$28.53	10,000	102,777	(1)
June 1, 2023	–	June 30, 2023	5,000	(2)	$29.10	5,000	97,777	(1)
Total			15,000		$28.72	15,000	97,777	(1)

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

ITEM 5.	OTHER INFORMATION

Annual Meeting

The 2023 Annual Meeting of Limited Partners for the Partnership is tentatively scheduled to be held at 2 p.m. Central Time on October 4, 2023, which date is subject to change and is more than 30 days from the one-year anniversary of the date on which the 2022 Annual Meeting of the Limited Partners took place. The Annual Meeting will be held in a live virtual meeting format only, via webcast, at www.virtualshareholdermeeting.com/DMLP2023. The proxy rules promulgated by the SEC under the Securities Exchange Act of 1934 require the Partnership to inform unitholders of such change in date in addition to the new deadline for unitholder proposals in the Partnership’s earliest possible Quarterly Report on Form 10-Q, or, if impracticable, by any means reasonably calculated to inform unitholders. Accordingly, the Partnership hereby notifies our unitholders that unitholder proposals for its 2023 Annual Meeting must be received at our principal executive office at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas 75219-4541, addressed to our general partner no later than August 15, 2023 (which the Partnership has determined to be a reasonable time before it expects to begin to print and distribute its proxy materials prior to the Annual Meeting).

Rule 10b5-1 Trading Plans

During the quarter and six months ended June 30, 2023, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of any “Non-Rule 10b5-1 trading arrangement.”

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

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: August 3, 2023		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 3, 2023		Chief Financial Officer