Form 10-Q
period 2023-09-30
DORCHESTER MINERALS, L.P.
filed 2023-11-02
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of common units representing limited partnership interests outstanding as of November 2, 2023: 39,583,243

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$43,492	$40,754
Trade and other receivables	14,224	14,543
Net profits interest receivable - related party	5,394	7,170
Total current assets	63,110	62,467

Oil and natural gas properties (full cost method)	507,119	472,974
Accumulated full cost depletion	(379,252)	(360,724)
Total	127,867	112,250

Leasehold improvements	989	989
Accumulated amortization	(491)	(422)
Total	498	567

Operating lease right-of-use asset	812	959
Total assets	$192,287	$176,243

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$7,466	$3,131
Operating lease liability	275	281
Total current liabilities	7,741	3,412

Operating lease liability	1,108	1,313
Total liabilities	8,849	4,725

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	38	676
Unitholders	183,400	170,842
Total partnership capital	183,438	171,518
Total liabilities and partnership capital	$192,287	$176,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating revenues
Royalties	$35,790	$33,530	$84,087	$105,549
Net profits interest	6,033	2,995	26,810	17,478
Lease bonus and other	771	7,532	2,483	8,890

Total operating revenues	42,594	44,057	113,380	131,917

Costs and expenses
Operating, including production taxes	3,714	3,184	9,186	10,259
Depreciation, depletion and amortization	6,619	4,247	18,597	13,486
General and administrative	2,798	2,425	8,260	6,023

Total costs and expenses	13,131	9,856	36,043	29,768

Net income	$29,463	$34,201	$77,337	$102,149

Allocation of net income
General Partner	$1,029	$1,288	$2,445	$3,623
Unitholders	$28,434	$32,913	$74,892	$98,526
Net income per common unit (basic and diluted)	$0.73	$0.88	$1.94	$2.64
Weighted average basic and diluted common units outstanding	38,792	37,564	38,514	37,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended September 30, 2022
Balance at July 1, 2022	$1,497	$169,876	$171,373	37,555
Net income	1,288	32,913	34,201
Acquisition of assets for units	-	20,402	20,402	817
Distributions ($0.969012 per Unit)	(1,357)	(36,391)	(37,748)
Balance at September 30, 2022	$1,428	$186,800	$188,228	38,372

Three Months Ended September 30, 2023
Balance at July 1, 2023	$(60)	$145,392	$145,332	38,372
Net income	1,029	28,434	29,463
Acquisition of assets for units	-	35,777	35,777	1,211
Distributions ($0.676818 per Unit)	(931)	(26,203)	(27,134)
Balance at September 30, 2023	$38	$183,400	$183,438	39,583

	General Partner	Unitholders	Total	Unitholder Units
Nine Months Ended September 30, 2022
Balance at January 1, 2022	$982	$141,428	$142,410	36,985
Net income	3,623	98,526	102,149
Acquisition of assets for units	-	35,194	35,194	1,387
Distributions ($2.362225 per Unit)	(3,177)	(88,348)	(91,525)
Balance at September 30, 2022	$1,428	$186,800	$188,228	38,372

Nine Months Ended September 30, 2023
Balance at January 1, 2023	$676	$170,842	$171,518	38,372
Net income	2,445	74,892	77,337
Acquisition of assets for units	-	35,777	35,777	1,211
Distributions ($2.550813 per Unit)	(3,083)	(98,111)	(101,194)
Balance at September 30, 2023	$38	$183,400	$183,438	39,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

Net cash provided by operating activities	$101,926	$113,382

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	2,006	1,825

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(101,194)	(91,525)

Increase in cash and cash equivalents	2,738	23,682
Cash and cash equivalents at beginning of period	40,754	28,306

Cash and cash equivalents at end of period	$43,492	$51,988

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions of oil and natural gas properties	$35,777	$35,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business and Basis of Presentation

Description of the Business

Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003. Our business may be described as the acquisition, ownership and administration of Royalty Properties (which consists of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 593 counties and parishes in 28 states (“Royalty Properties”)) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”).

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

In February 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is continuing. Although the length, impact and outcome of the ongoing military conflict in Ukraine continues to be highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources along with instability in financial markets. As a result of the invasion, various economic and trade sanctions have been implemented by countries and private market participants on Russia which have resulted in a lower worldwide supply of oil and natural gas, contributing to a sharp increase in market prices for these commodities in the first half of 2022 followed by a slight softening in oil prices during the second half of 2022 due to higher inflation and rising interest rates. Despite the decline in oil prices we have seen in 2023, demand and market prices for oil and natural gas remain resilient, due in part to global travel trending towards pre-COVID-19 levels and the recently announced OPEC+ production cuts. While oil prices are now consistent with price levels before the Russia-Ukraine conflict, potential further responses from Russia or other countries to the sanctions imposed on Russia, supply chain disruptions, tensions and military actions, could adversely affect the global economy, cause volatility in the financial markets and could adversely affect our business, financial condition and results of operations. We remain unable to predict events that may lead to future price volatility and the near-term energy outlook remains subject to heightened levels of uncertainty.

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions and the Russian invasion of Ukraine on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. While conditions have significantly improved with the increase in domestic vaccination programs, the reduction in global constraints and the reduced spread of COVID-19 overall, the long term impact of COVID-19 remains uncertain as responses to COVID-19 and newly emerging variants continue to evolve. Although the WHO in May 2023 determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern, additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions if there is a resurgence in the spread of the COVID-19. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the effect the virus will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and we are actively managing our response.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost. As provided by ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The Partnership adopted ASU 2016-13 using the modified retrospective approach, effective January 1, 2023. The adoption of this update did not have a material impact on the Partnership’s financial position, results of operations, cash flows or disclosures.

Accounting Pronouncements Not Yet Adopted

The Partnership considers the applicability and impact of all ASUs. There are no recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption.

3.	Acquisitions for Units

On September 29, 2023, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral and royalty interests totaling approximately 716 net royalty acres located in three counties in Texas in exchange for 494,000 common units representing limited partnership interests in the Partnership valued at $14.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, the contributor delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2023 through September 29, 2023 of $0.8 million. The contributed cash, net of capitalized transaction costs paid, of $0.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The condensed consolidated balance sheet as of September 30, 2023 includes $13.3 million of net proved oil and natural gas properties acquired in the transaction.

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral and royalty interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2023 through August 31, 2023 of $0.2 million. The contributed cash, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The condensed consolidated balance sheet as of September 30, 2023 includes $10.2 million of net proved oil and natural gas properties acquired in the transaction.

On July 12, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership valued at $11.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. In addition to conveying mineral and royalty interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from April 1, 2023 through July 12, 2023 of $0.6 million. The contributed cash, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The condensed consolidated balance sheet as of September 30, 2023 includes $10.5 million of net proved oil and natural gas properties acquired in the transaction.

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company (“Excess”), the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022. Final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The condensed consolidated balance sheet as of December 31, 2022 includes $19.0 million of net oil and natural gas properties acquired in the transaction. Net property additions for the year ended December 31, 2022 includes $1.8 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion.

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

The distribution for the third quarter of 2023 will be paid on 39,583,243 common units. The third quarter 2023 distribution of $0.845120 per common unit will be paid on November 9, 2023. The distribution for the third quarter of 2022 was paid on 38,371,493 common units. Our partnership agreement requires the fourth quarter 2023 distribution to be paid by February 14, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three and nine months ended September 30, 2023 and 2022, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 593 counties and parishes in 28 states.

As of September 30, 2023, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive monthly payments from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of September 30, 2023, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $4.9 million.

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

As a result of the lifting of certain restrictions put in place in response to COVID-19 and the global supply shortage of oil and natural gas caused by the Russian invasion of Ukraine, in addition to other changing market conditions, oil and natural gas market prices sharply increased during the first half of 2022 followed by a slight softening in oil prices during the second half of 2022 due to higher inflation and rising interest rates. During the first quarter of 2023, with the exception of a decline of oil prices in March in reaction to the U.S. regional bank instability, oil prices remained generally in line with those seen in the later portion of 2022. Despite the decline in oil prices we have seen during 2023, demand and market prices for oil and natural gas remain resilient, due in part to global travel trending towards pre-COVID-19 levels and the recently announced OPEC+ production cuts. However, commodity prices have historically been volatile, and we cannot predict events which may lead to future fluctuations in these prices. Although the WHO in May 2023 determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern, additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions if there is a resurgence in the spread of the COVID-19. The long term effects of COVID-19 remain uncertain. Similarly, the length, impact and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable and could lead to significant market disruptions and increased volatility in oil and natural gas prices and supply of energy resources along with instability in the global commodity and financial markets.

Results of Operations

Acquisitions for Units

On September 29, 2023, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral and royalty interests totaling approximately 716 net royalty acres located in three counties in Texas in exchange for 494,000 common units representing limited partnership interests in the Partnership valued at $14.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. At closing, in addition to conveying mineral and royalty interests to the Partnership, the contributor delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2023 through September 29, 2023 of $0.8 million. The contributed cash, net of capitalized transaction costs paid, of $0.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. At closing, in addition to conveying mineral and royalty interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2023 through August 31, 2023 of $0.2 million. The contributed cash, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

On July 12, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership valued at $11.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. In addition to conveying mineral and royalty interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from April 1, 2023 through July 12, 2023 of $0.6 million. The contributed cash, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

Three and Nine Months Ended September 30, 2023 as compared to Three and Nine Months Ended September 30, 2022

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Accrual basis sales volumes:	2023	2022	% Change	2023	2022	% Change
Royalty properties gas sales (mmcf)	1,344	1,086	24%	3,827	3,338	15%
Royalty properties oil sales (mbbls)	477	322	48%	1,114	1,009	10%
NPI gas sales (mmcf)	412	290	42%	1,751	963	82%
NPI oil sales (mbbls)	135	80	69%	562	313	80%

Accrual basis average sales price:
Royalty properties gas sales ($/mcf)	$2.23	$6.91	(68)%	$2.37	$5.93	(60)%
Royalty properties oil sales ($/bbl)	$68.66	$80.90	(15)%	$67.34	$85.03	(21)%
NPI gas sales ($/mcf)	$1.92	$6.42	(70)%	$2.69	$6.48	(58)%
NPI oil sales ($/bbl)	$66.29	$82.99	(20)%	$67.83	$82.61	(18)%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the third quarter of 2022 compared to the same period of 2023 is primarily a result of higher suspense releases on new wells in the Permian Basin, South Texas, and Bakken region, partially offset by decreased production in the Rockies. The increase in oil sales volumes attributable to our Royalty Properties from the first nine months of 2022 versus the same period of 2023 is primarily a result of higher suspense releases on new wells in the Permian Basin and Bakken region, partially offset by decreased production in the Permian Basin and Bakken region during the first six months of 2023 compared to the same period of 2022 and lower suspense releases on new wells and decreased production in the Rockies. The increase in natural gas sales volumes attributable to our Royalty Properties from the third quarter of 2022 versus the same period of 2023 is primarily a result of increased production and higher suspense releases on new wells in the Permian Basin and South Texas, partially offset by decreased production in the Fayetteville Shale. The increase in natural gas sales volumes attributable to our Royalty Properties from the first nine months of 2022 compared to the same period of 2023 is primarily a result of higher suspense releases on new wells in the Permian Basin, South Texas, and East Texas, partially offset by decreased production in the Fayetteville Shale and Southeast and lower suspense releases on new wells in the Rockies and Southeast.

The increases in oil and natural gas sales volumes attributable to our NPI properties from the third quarter of 2022 to the same period of 2023 are primarily a result of increased production and higher suspense releases on new wells in the Permian Basin and Bakken region. The increases in oil and natural gas sales volumes attributable to our NPI properties from the first nine months of 2022 to the same period of 2023 are primarily a result of higher suspense releases on new wells in the Permian Basin and Bakken region and increased production in the Permian Basin, partially offset by decreased production in the Bakken region during the first six months of 2023 compared to the same period of 2022.

Lease bonus revenue for the third quarter and first nine months of 2022 is primarily attributable to receipt of a bonus of approximately $7.3 million from a lease executed on September 30, 2022, wherein the Partnership leased 243 net acres in two tracts of land in Reagan County, Texas for $30,000 per acre and a 25% royalty.

Operating costs, including production taxes, increased 17% from the third quarter of 2022 to the same period of 2023. The increase is primarily a result of higher proportionate oil production taxes due to higher oil sales revenue attributable to our Royalty Properties resulting from higher oil sales volumes, partially offset by lower realized oil sales prices. Operating costs, including production taxes, decreased 11% from the first nine months of 2022 to the same period of 2023. The decrease is primarily a result of lower proportionate production taxes due to lower oil and natural gas sales revenue attributable to our Royalty Properties resulting from lower realized oil and natural gas sales prices, partially offset by higher oil and natural gas sales volumes.

Depreciation, depletion and amortization increased 56% from the  third quarter of  2022 to the same period of  2023 and 38% from the first  nine months of  2022 to the same period of  2023. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions.

General and administrative expenses increased 15% from the third quarter of 2022 to the same period of 2023 and 37% from the first nine months of 2022 to the same period of 2023. The increases are primarily a result of higher compensation expenses due to market adjustments, increased professional service fees, and one-time, non-recurring professional services expenses of $1.2 million related to an unsuccessful acquisition in the first nine months of 2023.

Net cash provided by operating activities decreased 10% from the first nine months of 2022 to the same period of 2023 primarily due to lower revenue receipts attributable to our Royalty Properties, net of production taxes and operating expenses, and lower lease bonus receipts, partially offset by higher NPI payment receipts.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2023 totaled $31.0 million. Approximately 58% of these receipts reflect oil sales during June 2023 through August 2023 and natural gas sales during May 2023 through July 2023, and approximately 42% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the third quarter of 2023 were $64.74/bbl and $1.97/mcf, respectively.

Cash receipts attributable to our Net Profits Interest during the third quarter of 2023 totaled $5.9 million. Approximately 59% of these receipts reflect oil and natural gas sales during May 2023 through July 2023, and approximately 41% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the third quarter of 2023 were $61.63/bbl and $1.70/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of September 30, 2023 are summarized as follows:

(In Thousands)
2023	$88
2024	356
2025	362
2026	368
2027	374
Thereafter	443
Total lease payments	1,991
Less amount representing interest	(608)
Total lease obligation	$1,383

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

Liquidity and Working Capital

Cash and cash equivalents totaled $43.5 million at September 30, 2023 and $40.8 million at December 31, 2022.

Critical Accounting Policies and Estimates

As of September 30, 2023, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report for the year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended September 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A of Part I of the Partnership’s Annual Report for the year ended December 31, 2022.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three and nine months ended September 30, 2023, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of any “Non-Rule 10b5-1 trading arrangement.”

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

3.5	Amendment No. 3 to Amended and Restated Partnership Agreement of Dorchester Minerals, L.P. (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on October 6, 2023)

3.6

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

3.8	Certificate of Formation of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.7 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.9

Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.6 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.10	Certificate of Formation of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.10 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.11

Limited Liability Company Agreement of Dorchester Minerals Operating GP LLC (incorporated by reference to Exhibit 3.11 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.12

Certificate of Limited Partnership of Dorchester Minerals Operating LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Registration Statement on Form S-4, Registration Number 333-88282)

3.13

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

3.15	Agreement of Limited Partnership of Dorchester Minerals Oklahoma LP (incorporated by reference to Exhibit 3.12 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.16

Certificate of Incorporation of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.13 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

3.17	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.1	Amendment No. 1 to the Dorchester Minerals Management LP Equity Incentive Program (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on October 6, 2023)

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: November 2, 2023		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 2, 2023		Chief Financial Officer