Form 10-K
period 2023-12-31
DORCHESTER MINERALS, L.P.
filed 2024-02-22
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2023

or

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

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $1,064,436,296 as of the last business day of the registrant’s most recently completed second fiscal quarter, based on $29.96 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 22, 2024: 39,583,243

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2024 Annual Meeting of Unitholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2023.

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

On July 12, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership’s registration statement on Form S-4.

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership’s registration statement on Form S-4.

On September 29, 2023, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral and royalty interests totaling approximately 716 net royalty acres located in three counties in Texas in exchange for 494,000 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership’s registration statement on Form S-4.

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

We are currently focused on the acquisition, ownership, and administration of Royalty Properties and NPI. The NPI represents a net profits overriding royalty interest burdening various properties owned by the Operating Partnership. We receive monthly payments equaling 96.97% of the net profits realized by the Operating Partnership from these properties in the preceding month. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 593 counties and parishes in 28 states (“Royalty Properties”).

Our partnership agreement requires that we make a quarterly distribution in an amount equal to 100% of available cash. Available cash is defined as all cash and cash equivalents of the Partnership on hand at the end of that quarter (including any previously reserved cash for acquisitions that has not been used on or prior to the last business day of that quarter other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership and cash proceeds from a sale of assets of the Partnership that the Partnership intends to use in an asset swap or other similar transaction), less the amount of any cash reserves that our General Partner determines is necessary or appropriate to provide for the conduct of the Partnership’s business or to comply with applicable laws or agreements or obligations to which we may be subject, provided, however, that cash reserves for acquisitions may only be excluded from the calculation of available cash to the extent such reservation does not exceed the cash reserve limitation. The cash reserve limitation is defined as 10% of the Partnership's aggregate cash distributions for the two immediately prior quarters, provided that any cash reserved for acquisitions in any prior period (other than a reservation made in the immediately prior quarter) that has not been used for, or otherwise committed to, an acquisition on or prior to the last business day of such quarter shall no longer be reserved from available cash. Our practice is to accrue funds quarterly for amounts incurred throughout the year but invoiced and paid annually or semi-annually (e.g. ad valorem taxes and professional services). These amounts generally are not held for periods over one year.

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

●

in exchange for cash proceeds of any public or private offer and sale of limited partner interests, including common units, or options, rights, warrants, or appreciation rights relating to the limited partner interests, including common units; or

●

in exchange for other cash from our operations, if the aggregate cost of any acquisitions made for cash during the twelve-month period ending on the first to occur of the execution of a definitive agreement for the acquisition or its consummation is no more than the cash reserve limitation, as defined above; or

●	in exchange for any combination of the foregoing clauses

Credit Facilities and Financing Plans

We do not have a credit facility in place, nor do we anticipate doing so. We do not anticipate incurring any debt, other than trade debt incurred in the ordinary course of our business. To the extent necessary to avoid unrelated business taxable income, our partnership agreement prohibits us from incurring indebtedness, excluding trade payable, in excess of $50,000 in the aggregate at any given time or would constitute "acquisition indebtedness" (as defined in Section 514 of the Internal Revenue Code of 1986, as amended). We may finance any growth of our business through acquisitions of oil and natural gas properties by issuing additional limited partnership interests or with cash, subject to the limits described above and in our partnership agreement.

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our General Partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 40% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have effective registration statements registering an aggregate of 20,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, 15,096,531 units remain available under the Partnership’s registration statements.

Regulation

Many aspects of the production, pricing and marketing of oil and natural gas are regulated by federal and state agencies. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, which frequently increases the regulatory burden on affected members of the industry. These laws and regulations have the potential to impact production on our properties, which could materially adversely affect our business and our prospects. Numerous federal, state, and local governmental agencies issue regulations that carry substantial administrative, civil, and criminal penalties and may result in injunctive obligations for non-compliance. Such regulation includes:

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

Significant Customers

If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base and individually insignificant properties, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or results of operations. Royalty revenues from properties operated by Pioneer Natural Resources Company represented approximately 11% of total operating revenues for the year ended December 31, 2023.

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

Human Capital Resources

Employees

As of February 22, 2024, the Operating Partnership had 27 full-time employees in our Dallas, Texas corporate office. Our workforce is our most important asset, and we structure compensation and benefit programs to attract and retain high quality colleagues while providing a flexible hybrid work environment. Our compensation and benefit programs include but are not limited to cash and equity bonuses, a SEP IRA pension plan, insurance plans, and long-term incentives. We support employees in continual training and professional skill development. We offer annual training on compliance, safety, and leadership.

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

Our ability to increase reserves through future acquisitions is limited by restrictions on our use of operating cash and limited partnership interests for acquisitions and by our General Partner's obligation to use all reasonable efforts (such as limiting acquisitions to acquisitions of NPIs and royalty interests) to avoid unrelated business taxable income. In addition, the ability of affiliates of our General Partner to pursue business opportunities for their own accounts without tendering them to us in certain circumstances may reduce the acquisitions presented to us for consideration.

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

Cyber incidents or attacks targeting our systems and infrastructure used by the oil and natural gas industry may adversely impact our operations, and if we are unable to obtain and maintain adequate protection of our data, our business may be adversely impacted.

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and natural gas industry depends on digital technologies in exploration, development, production, and processing activities. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Our technologies, systems, networks, including third party software, cloud services and other internally and externally hosted hardware and software platforms, and those of the operators of our properties, vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business activities. In addition, certain cyber incidents, such as surveillance, may remain undetected for some period of time. While we utilize various procedures and controls to mitigate exposure to such risk, cyber incidents and attacks are evolving and unpredictable. Our information technology systems and any insurance coverage for protecting against cybersecurity risks may not be sufficient. As cyber security threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. It is possible that our business, finances, systems and assets could be compromised in a cyber attack.

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

The rate of inflation in the U.S. has been steadily increasing since 2021 and through 2022. These inflationary pressures may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which, or the combination thereof, could hurt the financial and operating results of our operators’ businesses. If our operators are unable to secure the goods, services and labor necessary for their operations at reasonable costs, their exploration and development activities could be delayed or restricted, which in turn could have a material adverse effect on our financial condition, results of operations and free cash flow.

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state statutes impose strict liability (i.e., no showing of “fault” is required), and under certain circumstances, joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The term “hazardous substance” is specifically defined to exclude petroleum, including crude oil and any fraction thereof, natural gas and natural gas liquids. Despite this exclusion, certain materials that are commonly used in connection with oil and natural gas operations are considered to be hazardous substances under CERCLA. Responsible persons include the current or former owner or operator of the site where the release occurred, and anyone who disposed of or arranged for the disposal of a hazardous substance released at the site, regardless of whether the disposal of hazardous substances was lawful at the time of the disposal. Under CERCLA, such persons may be subject to strict, joint and several liabilities for the costs of investigating releases of hazardous substances, cleaning up the hazardous substances that have been released into the environment, damages to natural resources and certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The operators of our properties may be responsible under CERCLA for all or part of these costs. Although we are not an operator, our ownership of royalty interests could cause us to be responsible for all or part of such costs to the extent that CERCLA imposes such responsibilities on such parties as “owners.”

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

The Federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements, such as emissions controls. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or mandate the use of specific equipment or technologies to control emissions. The U.S. Environmental Protection Agency (“EPA”) continues to develop New Source Performance standards for oil and natural gas facilities. On May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump, the EPA amended the New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments, with the exception of some technical changes, thereby reinstating the prior standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on December 2, 2023, the EPA announced a final rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. Additionally, on April 17, 2023, the EPA agreed in a consent decree to issue a proposed rule by December 10, 2024 that either revises its emission standards for hazardous air pollutants from oil and natural gas production activities or determines that no revision is necessary. Federal changes will affect state air permitting programs in states that administer the federal CAA under a delegation of authority, including states in which we have operations. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to our operators to comply with such requirements with any certainty.

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers (“USACOE”). On June 29, 2015, the EPA and the USACOE jointly promulgated a final rule expanding the scope of “Waters of the United States” (“WOTUS”), which would have made additional waters subject to the jurisdiction of the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 WOTUS rule, and then, on April 21, 2020, the EPA and the USACOE published a final rule replacing the 2015 rule and significantly reducing the waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the USACOE published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected under the CWA. On September 8, 2023, the EPA and the USACOE published a final rule conforming their regulations to the decision. These recent actions have provided some clarity. To the extent the EPA and the USACOE broadly interpret their jurisdiction and expand the range of properties subject to the CWA’s jurisdiction, our operators could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which could cause delays in development and/or increase the cost of development and operation of those properties.

Spill prevention, control, and countermeasure (“SPCC”) regulations promulgated under the CWA and later amended by the Oil Pollution Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

In addition, on March 26, 2015, the Bureau of Land Management (“BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. Also, on November 18, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and natural gas operations on federal and Indian lands. On March 28, 2017, former President Trump signed an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. A coalition of environmentalists, tribal advocates and the State of California filed lawsuits challenging the rule rescission. Also, on September 28, 2018, the BLM published a final rule to revise the 2016 methane rule; however, a federal court struck down the scaled-back rule on July 15, 2020, and shortly thereafter, on October 8, 2020, another federal court struck down the 2016 methane rule. On November 28, 2022, the BLM announced a proposed replacement rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and Indian lands, which would require the use of upgraded equipment in some cases and would place time and volume limits on royalty-free flaring. Also, on July 24, 2023, the BLM published a proposed rule to update its oil and gas leasing regulations, which would increase bonding requirements and raise royalty rates. At this time, it is uncertain when, or if, the above rules will be implemented or if new requirements will be adopted. Each of these regulations, to the extent that they are reinstated or modified, may result in additional levels of regulation or complexity that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

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

In recent years, federal, state, and local governments have taken steps to reduce emissions of greenhouse gases (“GHGs”). For example, the Infrastructure Investment and Jobs Act of 2021 and the Inflation Reduction Act of 2022 (“IRA”) include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. The EPA has proposed ambitious rules to reduce harmful air pollutant emissions, including GHGs, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, oil and natural gas and adversely impact our business. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. Specifically, the IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their GHG emissions to the EPA, including sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. On January 12, 2024, the EPA announced a proposed rule to implement the methane emissions charge. The methane emissions charge could increase our operators’ costs, which could adversely impact our business, financial condition and cash flows.

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

In addition, the United States has been involved in international negotiations regarding GHG reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among approximately 195 nations that signed an international accord in December 2015, the so called Paris Agreement, which became effective on November 4, 2016, with the objective of limiting GHG emissions. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels by 2030. In November 2021, in connection with Glasgow Climate Pact, the United States and other world leaders made further commitments to reduce GHG emissions, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Many state and local leaders have stated their intent to intensify efforts to support the international climate commitments. Although these international commitments are not directly binding on companies, additional GHG reduction regulatory requirements may be issued in an effort to help meet the U.S. commitments under the Paris Agreement.

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

It should also be noted that, recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. In March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and other information. To the extent this rule is finalized as proposed, the Partnership, our operators and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors. Ultimately, these initiatives could make it more difficult to secure funding for exploration and production activities.

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

In connection with ongoing litigation initiated in February 2017 by the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe contesting the validity of the process used by the USACOE to permit the Dakota Access Pipeline, on July 6, 2020, the United States District Court for the District of Columbia (the “Court”) issued an order vacating the USACOE’s easement for the Dakota Access Pipeline and requiring that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the USACOE appealed the decision. On July 14, 2020, the Court of Appeals granted a temporary administrative stay, and on January 26, 2021, the Court of Appeals affirmed that part of the lower court decision vacating the USACOE’s easement while it prepares a new environmental impact statement, but reversed the lower court’s order to shut down the pipeline. Since then, both the Biden Administration and the Court have declined to shut down the pipeline, and on June 22, 2021, the Court dismissed the subject lawsuit. The Court noted, however, that future challenges were possible depending on the outcome of the ongoing environmental study, which the USACOE issued in draft form on September 8, 2023. Accordingly, the continued operation of Dakota Access Pipeline in the future is uncertain. While this litigation does not directly impact our operations, we derive a significant amount of revenue from the Royalty Properties and NPIs we hold in the Bakken region, the region for which the Dakota Access Pipeline is intended to be a key pipeline. The outcome of this litigation may have a material adverse effect on our Royalty and NPI revenues derived from the Bakken region based on the timing of future development of wells on, or production of oil and natural gas from, or the method and cost of transportation related to the production on the properties. We have no control over the operation of such properties.

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

There are a very limited number of service firms that currently perform the detailed computations needed to provide each unitholder with estimated depletion and other tax information to assist the unitholder in various U.S. federal income tax computations. There are also very few publicly traded limited partnerships that need these services. As a result, the future costs and timeliness of providing Schedule K-1 tax statements to our unitholders is uncertain.

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

The Code requires that income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for a partnership interest be allocated so that the contributing partner is charged with, or benefits from, unrealized gain or unrealized loss, referred to as “Built-in Gain” and “Built-in Loss,” respectively, associated with the property at the time of its contribution to the partnership. Our partnership agreement provides that the adjusted tax basis of the oil and natural gas properties contributed to us generally is allocated to the contributing partners for the purpose of separately determining depletion deductions. Any gain or loss resulting from the sale of property contributed to us generally will be allocated to the partners that contributed the property, in proportion to their percentage interest in the contributed property, to take into account any Built-in Gain or Built-in Loss. This method of allocating Built-in Gain and Built-in Loss is not specifically permitted by the applicable Treasury regulations, and the IRS may challenge this method. Such a challenge, if successful, could cause our unitholders to recognize more taxable income or less taxable loss on an ongoing basis in respect of their common units.

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

The Partnership may be adversely affected by the international economic instability caused by ongoing global conflicts.

During 2022 and 2023, multiple global military conflicts arose, causing instability in the international economy which may continue into 2024. Although the length, impact and outcome of these military conflicts are highly unpredictable, an escalation or expansion of any of these conflicts could lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequences of these ongoing conflicts.

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under "Risk Factors" and elsewhere in this report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises including the worldwide coronavirus (COVID-19) outbreak beginning in early 2020 and its ongoing variants, the conflict in Ukraine, the conflict between Israel and Hamas, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and natural gas industry depends on digital technologies in exploration, development, production, and processing activities. We depend on digital technology in many areas of our business and operations, including, but not limited to, estimating quantities of oil and natural gas reserves, processing and recording financial and operating data, oversight and analysis of drilling, completion and production operations and communications with our employees and third-party customers and services providers. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, gathering, misuse, loss or destruction of proprietary and other information, fraud, extortion, harm to employees or customers, violation of data privacy or security laws and disruption of other business activities.

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management process. Our executive officers, along with input from our outsourced IT managed services provider, other external experts, and department managers, are responsible for our overall enterprise risk assessment and management process and regularly consider cybersecurity risks in the context of other material risks to the Partnership. We obtain input on the security industry and threat trends for our cybersecurity risk management processes from external experts, as appropriate. Our outsourced IT managed services provider has expertise in areas including, but not limited to, information technology and infrastructure, network and communications architecture, information systems and database management, back up management, and cybersecurity.

Our risk management process also assesses third party risks. We perform assessments to identify and mitigate risks from third parties such as vendors and other business partners associated with our use of third party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third party service providers and potential fourth party risks when handling and/or processing our employee, business, or customer data.

To protect our information systems from cybersecurity threats, we, among other things: (i) conduct regular reviews of information systems security programs and policies, (ii) perform penetration testing using external third party tools and techniques to test security controls, (iii) provide employee training, (iv) monitor emerging trends, laws, and regulations related to data protection and information security, and (v) use various security tools that help monitor, prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner, including, but not limited to, monitoring and detection tools managed by external experts and internal reporting.

We, in coordination with external experts, have implemented a cyber and data security incident response plan that has four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) identification, analysis, and notification of a security incident by external experts, as applicable, 3) containment, eradication, and recovery, and 4) post-incident analysis and learnings for future preparedness. Such incident responses are managed by our outsourced IT managed services provider, CFO, and department managers, who, together, comprise our primary incident response team. As part of our cybersecurity risk management process, our incident response team logs and tracks privacy and security incidents across the Partnership, vendors, third party service providers, and other business partners. Cyber and data security incidents are evaluated to determine materiality, as well as operational, business, and privacy impact, ranked by severity, and prioritized for response and remediation. Significant incidents are evaluated by the primary incident response team to determine whether further escalation is appropriate, and any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to the CEO. We consult with outside counsel and other subject matter experts regarding materiality analysis, disclosure, and other compliance matters, as appropriate, and our executive officers, with input from the Board of Managers, as appropriate, make the final materiality determinations and disclosure and other compliance decisions. Our management apprises the Partnership’s independent public accounting firm of matters and any relevant developments.

The Advisory Committee of the Board of Managers of the general partner of our General Partner has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board of Managers for consideration. Reports are periodically provided to the Advisory Committee during our board meetings by the individuals who oversee risk management in cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and status on key information security initiatives. Members of the Board of Managers also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

As of the date of this filing, our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see "Item 1A – Risk Factors".

ITEM 2. PROPERTIES

Facilities

Our corporate office is located in Dallas, Texas and consists of 11,847 square feet of leased office space.

Properties

We own two categories of properties: Royalty Properties and Net Profits Interests (“NPI”).

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profit and leasehold interests in properties located in 593 counties and parishes in 28 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third party subscription services. Consequently, the exact number of wells producing from or drilling on the Royalty Properties at a given point in time is not easily determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth, as of December 31, 2023, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased.

			Overriding
	Mineral	Royalty	Royalty	Leasehold
Number of States	28	17	17	8
Number of Counties/Parishes	524	196	150	33
Gross Acres	2,840,000	670,000	320,000	23,000
Net Acres (where applicable)	459,000	-	-	-

Our net interest in production from royalty, overriding royalty and leasehold interests is based on lease royalty and other third party contractual terms, which vary from property to property. Consequently, net acreage ownership in these categories is not determinable. Our net interest in production from properties in which we own a royalty or overriding royalty interest may be affected by royalty terms negotiated by the previous mineral interest owners in such tracts and their lessees. Our interest in the majority of these properties is perpetual in nature. However, a minor portion of the properties are subject to terms and conditions pursuant to which a portion of our interest may terminate upon cessation of production.

The following table sets forth, as of December 31, 2023, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located.

State	Gross	Net	State	Gross	Net
Alabama	105,000	8,000	Montana	366,000	81,000
Arkansas	49,000	16,000	Nebraska	3,000	< 500
Colorado	53,000	4,000	New Mexico	52,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	523,000	82,000
Idaho	17,000	2,000	Ohio	< 500	< 500
Illinois	5,000	1,000	Oklahoma	273,000	19,000
Indiana	< 500	< 500	Oregon	6,000	1,000
Kansas	14,000	2,000	Pennsylvania	10,000	6,000
Kentucky	2,000	1,000	South Dakota	55,000	11,000
Louisiana	136,000	3,000	Texas	1,893,000	160,000
Michigan	54,000	3,000	Utah	6,000	< 500
Mississippi	81,000	9,000	West Virginia	< 500	< 500
Missouri	< 500	< 500	Wyoming	32,000	2,000

Leasing Activity

We received $12.7 million during 2023 attributable to lease bonus on 14 leases or extension of existing leases in lands located in 11 counties in three states. These leases reflected bonus payments ranging up to $30,000/acre and initial royalty terms ranging up to 25%. The following table sets forth a summary of leases and pooling elections consummated during 2021, 2022 and 2023.

	2023	2022	2021
Number	14	31	16
Number of States	3	4	4
Number of Counties/Parishes	11	17	8
Average Royalty(1)	25.0%	24.2%	19.9%
Average Bonus, $/acre(1)	$18,385	$10,268	$787
Total Lease Bonus (in millions)	$12.7	$8.7	$0.8

(1)	Based on net acreage weighted average.

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

From a cash perspective, as of December 31, 2023, the Minerals NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $5.4 million.

Acreage Summary

The following tables set forth, as of December 31, 2023, information concerning properties owned by the Operating Partnership and subject to the NPI. Acreage amounts listed under “Leasehold” reflect gross acres leased by the Operating Partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the Operating Partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The Operating Partnership's interest in these properties may be unleased, leased by others or a combination thereof. In addition to amounts listed below, the Operating Partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

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

Productive Well Summary

The following table sets forth, as of December 31, 2023, the approximate combined number of producing wells on the properties subject to the NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by our working interest in those wells.

	Productive Wells/Units(1)
	Gross	Net
Texas	509	19
North Dakota	492	10
All others	282	9
Total	1,283	38

(1)	Defined as all wells/units for which we received production revenue during the calendar year. Large, multi-well units paid on an aggregate basis are included as one gross well.

Drilling Activity

The following table sets forth first payments received for new wells on our Royalty Properties and NPI Properties during 2023. The majority of the activity was concentrated in the Bakken region, Permian Basin, and South Texas. Included in the table below are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

	Royalty	Net Profits
	Properties(1)	Interest
Gross Wells	1,052	126
Net Wells	6	4
Number of States	11	5
Number of Counties/Parishes	63	16

(1)	249 gross and < 1 net royalty well additions in 14 counties and five states were attributable to acquisitions closed during 2022. 363 gross and two net well additions in 11 counties and parishes in two states were attributable to acquisitions closed during 2023. We anticipate receiving more first payments for new wells attributable to acquisitions closed during 2023 in the first half of 2024.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the Operating Partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The below table reflects the Partnership's proved developed producing reserves at December 31, 2023. The reserves are based on the reports of independent petroleum engineering consulting firm LaRoche Petroleum Consultants, Ltd. LaRoche Petroleum Consultants, Ltd. is registered with the Engineering Board of the State of Texas. The LaRoche firm has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by LaRoche Petroleum Consultants, Ltd. are attached hereto as Exhibits 99.1 and 99.2.

The Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. The Partnership’s petroleum engineer provides production and accounting information to our independent petroleum engineering consulting firm who extrapolates from such information estimates of the reserves attributable to the Royalty Properties and NPI based on their expertise in the oil and natural gas fields where the Royalty Properties and NPI are situated, as well as publicly available information. Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the Partnership's Chief Executive Officer (“CEO”). Our CEO has a bachelor’s degree in Petroleum Engineering from the University of Alberta and has worked in the upstream oil and natural gas business in various capacities since 1996.

	Summary of Oil and Gas Reserves as of Fiscal Year-End
	All Proved Developed Producing and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil(2)	Natural Gas	Oil(2)	Natural Gas	Oil(2)	Natural Gas
	(mbbls)	(mmcf)	(mbbls)	(mmcf)	(mbbls)	(mmcf)
2023	6,642	28,138	1,676	5,213	8,318	33,351
2022	7,251	31,946	1,669	7,207	8,920	39,153
2021	7,684	31,364	1,491	6,535	9,175	37,899

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the Operating Partnership’s interests in the properties underlying the Net Profits Interests.
(2)	Oil reserves include volumes attributable to natural gas liquids.

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

ITEM 3. LEGAL PROCEEDINGS

The Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes. We do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the NASDAQ Global Select Market under the ticker symbol “DMLP”.

As of December 31, 2023, there were22,415 common unitholders.

Our partnership agreement requires that we make quarterly distributions in an amount equal to all funds that we receive from the Royalty Properties and the NPI (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves.

Performance Graph

The Performance Graph below compares the cumulative five-year total unitholder return on our common units beginning December 31, 2018 and for each subsequent year end through and including December 31, 2023, with cumulative returns of the S&P 500 Index and an industry peer group selected by us. The industry peer group we selected is comprised of the following companies: Black Stone Minerals, L.P., Viper Energy Partners, L.P., Sitio Royalties Corp., and Kimbell Royalty Partners, L.P.

The Performance Graph assumes $100 was invested in our common units and in each of the other indices described above on December 31, 2018. Distributions or dividends reinvested has been assumed on the payment date. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Dorchester Minerals, L.P.	$100.00	$148.89	$93.65	$186.46	$320.36	$382.67
Industry Group	$100.00	$105.22	$54.25	$98.48	$155.29	$156.30
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21

Issuer Purchases of Equity Securities

				(c)	(d)
				Total	Maximum
				Number of	Number
				Units	of Units that
				Purchased	May
				as	Yet Be
	(a)		(b)	Part of	Purchased
	Total		Average	Publicly	Under the
	Number of		Price	Announced	Plans
	Units		Paid	Plans	or
Period	Purchased		per Unit	or Programs	Programs
October 1, 2023 – October 31, 2023	-		N/A	-	97,777	(1)
November 1, 2023 – November 30, 2023	-		N/A	-	97,777	(1)
December 1, 2023 – December 31, 2023	34,732	(2)	$31.60	34,732	63,045	(1)
Total	34,732		$31.60	34,732	63,045	(1)

(1)

The number of common units that the Operating Partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, as amended and restated as of October 4, 2023, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2023, the maximum number of common units that could be purchased under the Equity Incentive Program is 127,777 common units.

(2)

Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 10, 2023 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Objective

The following discussion summarizes our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2023 and 2022 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Annual Report. A discussion of results of operations and liquidity and capital resources for fiscal year 2021 has been omitted from this report but may be found at “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023, and is incorporated by reference in this report from such prior Annual Report on Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

2023 Overview

Our results during 2023 were mainly affected by industrywide decreases in realized oil and natural gas sales prices versus 2022, partially offset by increases in Royalty Properties and NPI sales volumes from continued drilling activity in the Permian Basin and Bakken region and incremental production from 2022 and 2023 acquisitions. Significant results include the following:

●	Net income of $114.1 million;

●	Distributions of $131.6 million to our limited partners;

●	Acquisition of mineral and royalty interests representing approximately 716 net royalty acres located in three counties in Texas in exchange for 494,000 common units representing limited partnership interests in the Partnership valued at $14.4 million and issued pursuant to the Partnership's registration statement on Form S-4;

●

Acquisition of mineral and royalty interests representing approximately 568 net royalty acres located in three counties across Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership's registration statement on Form S-4;

●

Acquisition of mineral and royalty interests representing approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership valued at $11.0 million and issued pursuant to the Partnership's registration statement on Form S-4;

●

First payments on 1,052 gross and six net new wells on our Royalty Properties, of which 612 gross and two net wells were attributable to our 2022 and 2023 acquisitions, and 126 gross and four net new wells on our NPI Properties. The wells were located in 65 counties and parishes in 11 states with the majority of the activity concentrated in the Bakken region, Permian Basin, and South Texas. Included in these totals are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories;

●	Total lease bonus of $12.7 million includes consummation of leases or extension of existing leases of our mineral interest in undeveloped properties located in 11 counties in three states. Of the total, $11.8 million was attributable to a lease on 243 net acres in two tracts of land in Reagan County, Texas for $30,000 per acre and a 25% royalty and an amendment to an existing lease on two separate tracts of land also totaling 243 net acres in Reagan County, Texas for $18,750 per acre.

Critical Accounting Estimates

The Partnership’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United State (“U.S. GAAP”), which requires us to make certain estimates and apply judgments that affect our financial position and results of operations as reflected in our financial statements. Actual results may differ from those estimates. The Partnership’s accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

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

Revenues from Royalty Properties and NPI are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to three months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices. Estimates of uncollected revenues and unpaid expenses from Royalty Properties (which are interests in oil and natural gas leases that give the Partnership the right to receive a portion of the production from the leased acreage, without bearing the costs of such production) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”) operated by nonaffiliated entities are particularly subjective due to our inability to gain accurate and timely information. Identified differences between our accrued revenue estimates and actual revenue received historically have not been significant.

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

	Years Ended December 31,
Accrual basis sales volumes:	2023	2022	% Change
Royalty Properties natural gas sales (mmcf)	5,110	4,416	16%
Royalty Properties oil sales (mbbls)	1,518	1,328	14%
NPI natural gas sales (mmcf)	2,301	1,458	58%
NPI oil sales (mbbls)	740	498	49%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$2.39	$5.61	-57%
Royalty Properties oil sales ($/bbl)	$67.39	$81.70	-18%
NPI natural gas sales ($/mcf)	$2.65	$5.92	-55%
NPI oil sales ($/bbl)	$67.44	$80.02	-16%

Comparison of the years ended December 31, 2023 and 2022

The increase in oil sales volumes attributable to our Royalty Properties during 2023 versus 2022 is primarily a result of higher suspense releases on new wells in the Permian Basin, and Bakken region and higher suspense releases on new wells and increased production from acquired wells in South Texas, partially offset by decreased production in the Permian Basin, Bakken region, and the Rockies. The increase in natural gas sales volumes attributable to our Royalty Properties during 2023 compared to 2022 is primarily a result of higher suspense releases on new wells in the Permian Basin, East Texas, and Mid-Continent and higher suspense releases on new wells and increased production from acquired wells in South Texas, partially offset by decreased production in the Permian Basin, Mid-Continent, and Southeast, lower suspense releases on new wells in the Rockies, and natural production declines in the Barnett Shale and Fayetteville Shale.

The increase in oil and natural gas sales volumes attributable to our NPI properties during 2023 is primarily a result of increased production and higher suspense releases on new wells in the Permian Basin and Bakken region.

The increase in lease bonus revenue from 2022 to 2023 is primarily attributable to receipt of approximately $11.8 million from a lease and lease amendment transaction executed on November 6, 2023, wherein the Partnership leased 243 net acres in two tracts of land in Reagan County, Texas for $30,000 per acre and a 25% royalty and amended an existing lease on two separate tracts of land also totaling 243 net acres in Reagan County, Texas for $18,750 per acre. This is compared to receipt of approximately $7.3 million from a lease executed on September 30, 2022, wherein the Partnership leased 243 net acres in two tracts of land in Reagan County, Texas for $30,000 per acre and a 25% royalty.

Production taxes and operating expenses decreased a combined 5% from 2022 to 2023. The decrease is primarily a result of lower proportionate production taxes due to lower oil and natural gas sales revenue attributable to our Royalty Properties resulting from lower realized oil and natural gas sales prices, partially offset by higher oil and natural gas volumes.

Depreciation, depletion and amortization increased 38% from 2022 to 2023. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including acquisitions.

General and administrative expenses increased 36% from 2022 to 2023. The increase is primarily attributable to higher compensation expenses due to market adjustments and an expanded Operating Partnership equity program designed for employee retention, increased professional services fees, and one-time, non-recurring professional services expenses of $1.2 million related to an unsuccessful acquisition in the first nine months of 2023.

Net cash provided by operating activities decreased 5% from 2022 to 2023. The decrease is primarily due to lower revenue receipts attributable to our Royalty Properties, net of production and operating expenses, and higher general and administrative expenses, partially offset by higher NPI payment receipts and higher lease bonus receipts.

Acquisitions for Units

On September 29, 2023, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral and royalty interests totaling approximately 716 net royalty acres located in three counties in Texas in exchange for 494,000 common units representing limited partnership interests in the Partnership valued at $14.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023.

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.3 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023.

On July 12, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership valued at $11.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023.

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess, the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2022. Final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in the net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023.

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

To the extent necessary to avoid unrelated business taxable income, our partnership agreement prohibits us from incurring indebtedness, excluding trade payables, in excess of $50,000 in the aggregate at any given time or which would constitute “acquisition indebtedness” (as defined in Section 514 of the Internal Revenue Code of 1986, as amended).

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the spread of COVID-19 and any ongoing variants and increased oil and natural gas market volatility caused by the Russian invasion of Ukraine, the conflict between Israel and Hamas and the recent rise in inflation and interest rates. Although demand and market prices for oil and natural gas have remained strong due to the rising energy use and worldwide shortage of oil due to sanctions implemented on Russia, we cannot predict events that may lead to future price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the evolution of COVID-19 and any ongoing variants, along with the military conflict between Russia and Ukraine and the conflict between Israel and Hamas which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Despite recent improvements, the current economic environment is volatile, and therefore, we cannot predict the ultimate impact that COVID-19, the ongoing military conflict between Russia and Ukraine or the ongoing conflict between Israel and Hamas will have on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents were $47.0 million as of December 31, 2023 and $40.8 million as of December 31, 2022.

Distributions

Distributions to limited partners and the General Partner related to cash receipts were as follows:

					In Thousands
				Per Unit	Limited	General
Year	Quarter	Record Date	Payment Date	Amount	Partners	Partner
2022	4th	January 30, 2023	February 9, 2023	$0.884339	$33,933	$1,117
2023	1st	May 1, 2023	May 11, 2023	$0.989656	37,975	1,035
2023	2nd	July 31, 2023	August 10, 2023	$0.676818	26,203	931
2023	3rd	October 30, 2023	November 9, 2023	$0.845120	33,453	1,208
	Total distributions paid in 2023				$131,564	$4,291
2023	4th	January 29, 2024	February 8, 2024	$1.007874	$39,895	$1,517

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interests

We receive monthly payments from the Operating Partnership equal to 96.97% of the net proceeds actually realized by the Operating Partnership from the properties underlying the Net Profits Interest (or “NPI”). The Operating Partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The Operating Partnership made NPI payments to us totaling $38.1 million during October 2022 through September 2023, which payments reflected 96.97% of total net proceeds of $39.3 million realized from September 2022 through August 2023. Net proceeds realized by the Operating Partnership during September through November 2023 were reflected in NPI payments made during October through December 2023. These payments were included in the fourth quarter distribution paid February 8, 2024 and are excluded from this 2023 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the costs described above, including cash reserves, our net cash receipts from the Royalty Properties during October 2022 through September 2023 were $97.8 million, of which $93.8 million (96%) was distributed to the limited partners and $3.9 million (4%) was distributed to the General Partner. Proceeds received by us from the Royalty Properties during October through December 2023 became part of the fourth quarter distribution paid in early 2024, which is excluded from this 2023 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2022 through September 2023 demonstrates the method:

	In Thousands
	Limited	General
	Partners	Partner
4% of net cash receipts from Royalty Properties	$-	$3,910
96% of net cash receipts from Royalty Properties	93,846	-
1% of NPI payments to our Partnership	-	381
99% of NPI payments to our Partnership	37,718	-
Total distributions	$131,564	$4,291
Operating Partnership share (3.03% of net proceeds)		1,190
Total General Partner share		$5,481
% of total	96%	4%

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

During the period October 2022 through September 2023, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash, as defined in "Item 1 – Business".

Fourth Quarter 2023 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2023 fourth quarter totaled $28.3 million. Approximately 72% of these receipts reflect oil sales during September 2023 through November 2023 and natural gas sales during August 2023 through October 2023, and approximately 28% from prior sales periods. The average indicated prices for oil and natural gas sales attributable to the Royalty Properties during the 2023 fourth quarter were $71.79/bbl and $2.17/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the 2023 fourth quarter totaled $4.6 million. Approximately 77% of these receipts reflect oil sales and natural gas sales during August 2023 through October 2023, and approximately 23% from prior sales periods. The average indicated prices for oil and natural gas sales attributable to the NPI were $68.55/bbl and $2.17/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our General Partner for certain allocable costs, including rent, wages, salaries and employee benefit plans. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. Through December 31, 2023, the reimbursement amounts actually paid or accrued were less than the limitation.

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

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spread globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, in early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. Additionally, multiple variants emerged in 2021 and became highly transmissible, which contributed to additional pricing and demand volatility during 2021 to date. However, conditions have significantly improved since 2022 with the increase in domestic vaccination programs, a reduction in global constraints and a reduced spread of COVID-19 overall, and in May 2023, the WHO determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern. Nevertheless, the long term impact of COVID-19 remains uncertain.

Furthermore, during 2022 and 2023, multiple global military conflicts arose, causing instability in the international economy which may lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequences of these ongoing conflicts.

As a result of the lifting of certain restrictions put in place in response to COVID-19 and the global supply shortage of oil and natural gas caused by the Russian invasion of Ukraine, in addition to other changing market conditions, oil and natural gas market prices sharply increased during the first half of 2022 followed by a slight softening in oil prices during the second half of 2022 due to higher inflation and rising interest rates. During the first quarter of 2023, with the exception of a decline of oil prices in March in reaction to the U.S. regional bank instability, oil prices remained generally in line with those seen in the later portion of 2022. Despite the decline in oil prices we have seen during 2023, demand and market prices for oil and natural gas remain resilient, due in part to global travel trending towards pre-COVID-19 levels and the recently announced OPEC+ production cuts. However, commodity prices have historically been volatile, and we cannot predict events which may lead to future fluctuations in these prices. Although the WHO in May 2023 determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern, additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions if there is a resurgence in the spread of COVID-19. The long term effects of COVID-19 remain uncertain. Similarly, the length, impact and outcome of the ongoing military conflicts are highly unpredictable and could lead to significant market disruptions and increased volatility in oil and natural gas prices and supply of energy resources along with instability in the global commodity and financial markets.

Customer Credit Risk

Our principal exposure to credit risk results from receivables generated by the production activities of our operators. We do not require collateral and the failure or inability of our operators to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency, or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable. Volatility in commodity pricing environment and macroeconomic conditions may enhance our purchaser credit risk. See Note 2 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further detail of our concentration of credit risks and significant customers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2023. The independent registered public accounting firm of Grant Thornton LLP (PCAOB ID Number 248), as auditors of the Partnership’s financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter and year ended December 31, 2023, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of any “Non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2023.

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

10.2	Transfer Restriction Agreement (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.4	Lock-Up Agreement by William Casey McManemin (incorporated by reference to Exhibit 10.4 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

Number	Description
10.6#	Dorchester Minerals Operating LP Equity Incentive Program (incorporated by reference to Annex A to Dorchester Minerals’ Proxy Statement on Schedule 14A filed with the SEC on March 16, 2015)
10.7

Contribution and Exchange Agreement dated September 16, 2022, by and among Dorchester Mineral, L.P., and Excess Energy, LLC (incorporated by reference to Exhibit 2.1 to Dorchester Minerals' Current Report on Form 8-K filed with the SEC on September 21, 2022)

10.8#	Amendment No. 1 to the Dorchester Minerals Management LP Equity Incentive Program (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on October 6, 2023)
10.9*#	Form of Common Unit Award Agreement
10.10*#	Form of Notional Unit Award Agreement
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
99.1*	Report of LaRoche Petroleum Consultants, Ltd.
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement

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

Date: February 22, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chairman and Manager Date: February 22, 2024	H.C. Allen, Jr. Manager Date: February 22, 2024

/s/ Lesley R. Carver	/s/ Allen D. Lassiter
Lesley R. Carver Manager Date: February 22, 2024	Allen D. Lassiter Manager Date: February 22, 2024

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: February 22, 2024	C. W. Russell Manager Date: February 22, 2024

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 22, 2024	Robert C. Vaughn Manager Date: February 22, 2024

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.

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

February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of income, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 22, 2024 expressed an unqualified opinion.

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

Dallas, Texas

February 22, 2024

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31,

(In Thousands)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$47,025	$40,754
Trade and other receivables	14,407	14,543
Net profits interest receivable - related party	8,275	7,170
Total current assets	69,707	62,467

Oil and natural gas properties (full cost method)	507,057	472,974
Accumulated full cost depletion	(386,939)	(360,724)
Total	120,118	112,250

Leasehold improvements	989	989
Accumulated amortization	(514)	(422)
Total	475	567

Operating lease right-of-use asset	765	959
Total assets	$191,065	$176,243

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$4,195	$3,131
Operating lease liability	272	281
Total current liabilities	4,467	3,412

Operating lease liability	1,041	1,313
Total liabilities	5,508	4,725

Commitments and contingencies (Note 5)
Partnership capital:
General Partner	113	676
Unitholders (39,583 and 38,372 common units issued and outstanding as of December 31, 2023 and 2022, respectively)	185,444	170,842
Total partnership capital	185,557	171,518
Total liabilities and partnership capital	$191,065	$176,243

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31,
(In Thousands, except per unit amounts)

	2023	2022	2021
Operating revenues:
Royalties	$114,531	$133,262	$73,985
Net profits interest	34,338	28,207	17,596
Lease bonus	12,668	8,661	829
Other	2,262	670	1,013
Total operating revenues	163,799	170,800	93,423

Costs and expenses:
Production taxes	5,776	6,582	3,667
Operating expenses	6,435	6,307	3,929
Depreciation, depletion and amortization	26,307	19,083	10,464
General and administrative expenses	11,164	8,221	5,189
Total costs and expenses	49,682	40,193	23,249
Net income	$114,117	$130,607	$70,174

Allocation of net income:
General Partner	$3,728	$4,486	$2,348
Unitholders	$110,389	$126,121	$67,826
Net income per common unit (basic and diluted)	$2.85	$3.35	$1.94
Weighted average basic and diluted common units outstanding	38,783	37,624	35,052

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31,

(In Thousands)

	General Partner	Unitholders	Total	Unitholder Units
2021
Balance at January 1, 2021	536	84,028	84,564	34,680
Net income	2,348	67,826	70,174	-
Acquisition of assets for units	-	43,484	43,484	2,305
Distributions ($1.533837 per Unit)	(1,902)	(53,910)	(55,812)	-
Balance at December 31, 2021	$982	$141,428	$142,410	36,985

2022
Net income	4,486	126,121	130,607	-
Acquisition of assets for units	-	35,194	35,194	1,387
Distributions ($3.497244 per Unit)	(4,792)	(131,901)	(136,693)	-
Balance at December 31, 2022	$676	$170,842	$171,518	38,372

2023
Net income	3,728	110,389	114,117	-
Acquisition of assets for units	-	35,777	35,777	1,211
Distributions ($3.395933 per Unit)	(4,291)	(131,564)	(135,855)	-
Balance at December 31, 2023	$113	$185,444	$185,557	39,583

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31,

(In Thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$114,117	$130,607	$70,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	26,307	19,083	10,464
Amortization of operating lease right-of-use asset	194	209	224
Changes in operating assets and liabilities:
Trade and other receivables	(442)	(3,138)	(5,972)
Net profits interest receivable - related party	(1,105)	(348)	(4,908)
Accounts payable and other current liabilities	1,052	930	623
Operating lease liability	(281)	(291)	(300)
Net cash provided by operating activities	139,842	147,052	70,305

Cash flows provided by investing activities:
Net cash contributed in acquisitions	2,284	2,089	2,319
Proceeds from the sale of oil and natural gas properties	-	-	262
Total cash flows provided by investing activities	2,284	2,089	2,581

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(135,855)	(136,693)	(55,812)
Increase in cash and cash equivalents	6,271	12,448	17,074
Cash and cash equivalents at beginning of period	40,754	28,306	11,232
Cash and cash equivalents at end of period	$47,025	$40,754	$28,306

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions	$35,777	$35,194	$43,484

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

Description of the Business

Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003. Our Partnership is based in Dallas, Texas and our business may be described as the acquisition, ownership and administration of Royalty Properties (which consists of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 593 counties and parishes in 28 states (“Royalty Properties”)) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”). In these Notes, the term “Partnership,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

Basis of Presentation

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

Segment Reporting

The Partnership operates in a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Partnership’s Chief Executive Officer (“CEO”) has been determined to be the chief operating decision maker and allocates resources and assesses performance based upon financial information at the consolidated level.

Recent Events

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

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions and the ongoing global military conflict which arose during 2022 and 2023, on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. While conditions have significantly improved with the increase in domestic vaccination programs, the reduction in global constraints and the reduced spread of COVID-19 overall, the long-term impact of COVID-19 remains uncertain as responses to COVID-19 and newly emerging variants continue to evolve. Although the WHO in May 2023 determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern, additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions if there is a resurgence in the spread of COVID-19. Furthermore, the ongoing global military conflicts could continue into 2024 and could lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the duration and international impact of the ongoing global military conflicts. These situations remain fluid and unpredictable, and we are actively managing our response.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies

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

General Partner — Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our General Partner.” Our General Partner owns all of the partnership interests in Dorchester Minerals Operating LP, the Operating Partnership. See Note 4 —Related Party Transactions. The General Partner is allocated 4% and 1% of our Royalty Properties’ net revenues and Net Profits Interest ("NPI") proceeds received by the Operating Partnership, respectively. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 593 counties and parishes in 28 states (“Royalty Properties”).

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

Concentration of Credit Risks and Significant Customers — Our Partnership, as a royalty and NPI owner, has no control over the volumes or method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI. Royalty revenues from properties operated by Pioneer Natural Resources Company represented approximately 11%, 12%, and 13% of total operating revenues for the years ended  December 31, 2023, 2022 and 2021, respectively. If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or the results of operations.

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

Receivables — Our Partnership’s trade and other receivables and net profits interest receivable consist primarily of Royalty Properties payments receivable and NPI payments receivable, respectively. Most payments are received two to three months after production date. No reserve for current expected credit losses on accounts receivable is deemed necessary based upon our lack of historical write offs and review of current receivables.

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. For the purposes of determining the capitalized costs ceiling, our Partnership only assigned value to proved developed producing oil and natural gas reserves as of  December 31, 2023. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years ended  December 31, 2023, 2022 and 2021 as a result of the full cost ceiling test.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

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

Revenues from Royalty Properties and NPI are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to three months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices. Identified differences between our accrued revenue estimates and actual revenue received historically have not been significant.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”), which changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost. As provided by ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The Partnership adopted ASU 2016-13 using the modified retrospective approach, effective January 1, 2023. The adoption of this update did not have a material impact on the Partnership’s financial position, results of operations, cash flows or disclosures.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands a public entity’s annual and interim disclosure requirements about their reportable segments, primarily through more detailed disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. We do not anticipate this update to have a material impact on the Partnership’s financial position, results of operations, or cash flows. We are currently evaluating the potential impact the adoption of ASU 2023-07 will have on the Partnership's financial statement disclosures.

The Partnership considers the applicability and impact of all ASUs. There are no other recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

3.	Acquisitions for Units

On September 29, 2023, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral and royalty interests totaling approximately 716 net royalty acres located in three counties in Texas in exchange for 494,000 common units representing limited partnership interests in the Partnership valued at $14.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023. The consolidated balance sheet as of December 31, 2023 includes $13.4 million of net proved oil and natural gas properties acquired in the transaction.

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.3 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023. The consolidated balance sheet as of December 31, 2023 includes $10.1 million of net proved oil and natural gas properties acquired in the transaction.

On July 12, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership valued at $11.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023. The consolidated balance sheet as of December 31, 2023 includes $10.4 million of net proved oil and natural gas properties acquired in the transaction.

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company (“Excess”), the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2022. The consolidated balance sheet as of December 31, 2022 includes $19.0 million of net oil and natural gas properties acquired in the transaction. Net property additions for the year ended December 31, 2022 includes $1.8 million of unproved properties acquired that were recorded to the oil and natural gas properties full cost pool, thereby accelerating the costs subject to depletion. Final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023.

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

Our General Partner owns all of the partnership interests in the Operating Partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPI, and provides day-to-day operational and administrative services to us and the General Partner. In accordance with our partnership agreement, we reimburse the General Partner for certain allocable general and administrative costs, including rent, salaries, and employee equity and benefit plans that are not direct expenses. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2023, 2022 and 2021. Additionally, certain reimbursable direct expenses such as professional and regulatory fees, as well as certain general and administrative costs that are related to regulatory matters, are not limited. Significant activity between the Partnership and the Operating Partnership consists of the following:

	In Thousands
From/To Operating Partnership	2023	2022	2021
Net profits interest receivable	$8,275	$7,170	$6,822
Net profits interest revenue	$34,338	$28,207	$17,596
General & administrative expenses payable/(receivable)	$162	$68	$85
Total general & administrative expenses	$5,108	$3,399	$571

5.	Commitments and Contingencies

Our Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

6.	Distribution To Holders of Common Units

On January 18, 2024, the Partnership announced its cash distribution for the fourth quarter of 2023 of $1.007874 per common unit, representing activity for the three-month period ended December 31, 2023, payable to common unitholders on record as of January 29, 2024. This distribution was paid on February 8, 2024. The partnership agreement requires the next cash distribution to be paid by May 15, 2024.

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

Lease expense for the years ended  December 31, 2023, 2022 and 2021 was as follows:

	In Thousands
	2023	2022	2021
Operating lease expense	$262	$262	$262

Supplemental cash flow information related to leases was as follows:

	In Thousands
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$350	$344	$338

Supplemental balance sheet information related to leases was as follows:

	2023	2022	2021

Weighted-Average Remaining Lease Term (months)
Operating lease	62	74	86
Weighted-Average Discount Rate
Operating lease	5%	5%	5%

Maturities of lease liabilities are as follows:

In Thousands
2023
2024	$356
2025	362
2026	368
2027	374
2028	380
Thereafter	63
Total lease payments	1,903
Less amount representing interest	(590)
Total lease obligation	$1,313

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Oil and Natural Gas Reserve and Standardized Measure

The NPI represents a net profit overriding royalty interest in various properties owned by the Operating Partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 593 counties and parishes in 28 states. Amounts set forth herein attributable to the NPI reflects our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2023 that would have a material effect on our estimated proved developed reserves.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2023	2022	2021	2023	2022	2021
Estimated quantity, beginning of year	8,920	9,175	9,344	39,153	37,899	33,779
Revisions in previous estimates	1,283	1,096	547	839	3,508	7,991
Purchase of reserves in place (1)	374	457	630	743	3,615	1,093
Production	(2,259)	(1,808)	(1,346)	(7,384)	(5,869)	(4,964)
Estimated quantity, end of year	8,318	8,920	9,175	33,351	39,153	37,899

(1) During 2023, the Partnership acquired mineral and royalty interests representing approximately 2,184 net royalty acres in 16 counties and parishes across three states. The acquisitions represented 374 mbbls and 743 mmcf of 2023 purchases of minerals in place.

During 2022, the Partnership acquired mineral, royalty, and overriding royalty interests representing approximately 5,700 net royalty acres in 25 counties and parishes across nine states. The acquisitions represented 457 mbbls and 3,615 mmcf of 2022 purchases of minerals in place.

During 2021, the Partnership acquired mineral, royalty, and overriding royalty interests representing approximately 11,000 net royalty acres in 31 counties across five states. The acquisitions represented 630 mbbls and 1,093 mmcf of 2021 purchases of minerals in place.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2023	2022	2021
Future estimated gross revenues	$559,865	$899,159	$602,130
Future estimated production costs	(35,026)	(55,363)	(34,002)
Future estimated net revenues	524,839	843,796	568,128
10% annual discount for estimated timing of cash flows	(252,761)	(424,643)	(298,661)
Standardized measure of discounted future estimated net cash flows	$272,078	$419,153	$269,467
Sales of oil and natural gas produced, net of production costs	$(137,015)	$(146,938)	$(81,367)
Net changes in prices and production costs	(122,884)	163,535	139,009
Net change due to purchase of minerals in place	9,813	31,202	17,023
Revisions of previous quantity estimates	54,220	46,192	36,253
Accretion of discount	41,915	26,947	13,683
Change in production rate and other	6,876	28,748	8,034
Net change in standardized measure of discounted future estimated net cash flows	$(147,075)	$149,686	$132,635
Depletion of oil and natural gas properties (dollars per mcfe)	$1.25	$1.14	$0.80
Property acquisition costs	$34,084	$32,921	$40,770
Average oil price per barrel (1)(2)	$66.04	$84.70	$59.23
Average natural gas price per mcf (1)	$1.90	$5.57	$2.83

(1)

Includes Royalty and NPI prices combined by volumetric proportions and represents the 12-month unweighted average of first-day-of-the-month commodity prices for the periods presented with adjustments for basin differentials.

(2)	Includes oil and natural gas liquids prices combined by volumetric proportions.