Form 10-Q
period 2024-03-31
DORCHESTER MINERALS, L.P.
filed 2024-05-02
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of common units representing limited partnership interests outstanding as of May 2, 2024: 40,088,612

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and in this report, in the Partnership’s other filings with the SEC and elsewhere in this report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises including the worldwide coronavirus (COVID-19) outbreak beginning in early 2020 and its ongoing variants, the conflict in Ukraine, the conflict between Israel and Hamas, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$37,737	$47,025
Trade and other receivables	13,840	14,407
Net profits interest receivable - related party	7,025	8,275
Total current assets	58,602	69,707

Oil and natural gas properties (full cost method)	518,875	507,057
Accumulated full cost depletion	(393,836)	(386,939)
Total	125,039	120,118

Leasehold improvements	989	989
Accumulated amortization	(537)	(514)
Total	452	475

Operating lease right-of-use asset	719	765
Total assets	$184,812	$191,065

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$4,214	$4,195
Operating lease liability	270	272
Total current liabilities	4,484	4,467

Operating lease liability	975	1,041
Total liabilities	5,459	5,508

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	(799)	113
Unitholders (40,088 and 38,372 common units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	180,152	185,444
Total partnership capital	179,353	185,557
Total liabilities and partnership capital	$184,812	$191,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Operating revenues
Royalties	$24,877	$24,684
Net profits interest	5,598	14,947
Lease bonus and other	504	536
Total operating revenues	30,979	40,167

Costs and expenses
Operating, including production taxes	2,623	2,718
Depreciation, depletion and amortization	6,920	6,641
General and administrative	3,269	2,738
Total costs and expenses	12,812	12,097

Net income	$18,167	$28,070

Allocation of net income
General Partner	$605	$760
Unitholders	$17,562	$27,310
Net income per common unit (basic and diluted)	$0.44	$0.71
Weighted average basic and diluted common units outstanding	39,605	38,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended March 31, 2023
Balance at January 1, 2023	$676	$170,842	$171,518	38,372
Net income	760	27,310	28,070
Distributions ($0.884339 per common unit)	(1,117)	(33,933)	(35,050)
Balance at March 31, 2023	$319	$164,219	$164,538	38,372

Three Months Ended March 31, 2024
Balance at January 1, 2024	$113	$185,444	$185,557	39,583
Net income	605	17,562	18,167
Acquisition of assets for units	-	17,041	17,041	505
Distributions ($1.007874 per common unit)	(1,517)	(39,895)	(41,412)
Balance at March 31, 2024	$(799)	$180,152	$179,353	40,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net cash provided by operating activities	$27,967	$38,745

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	4,157	550

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(41,412)	(35,050)

(Decrease) increase in cash and cash equivalents	(9,288)	4,245
Cash and cash equivalents at beginning of period	47,025	40,754

Cash and cash equivalents at end of period	$37,737	$44,999

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of oil and natural gas properties	$17,041	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business and Basis of Presentation

Description of the Business

Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003. Our business may be described as the acquisition, ownership and administration of Royalty Properties (which consists of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 594 counties and parishes in 28 states (“Royalty Properties”)) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”).

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

We are continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions and the ongoing global military conflicts which arose during 2022 and 2023, on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, employees, and operators. While conditions have significantly improved with the increase in domestic vaccination programs, the reduction in global constraints and the reduced spread of COVID-19 overall, the long-term impact of COVID-19 remains uncertain as responses to COVID-19 and newly emerging variants continue to evolve. Although the WHO, in May 2023, determined that COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern, additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions if there is a resurgence in the spread of COVID-19. Furthermore, the ongoing global military conflicts could continue during 2024 and could lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the duration and international impact of the ongoing global military conflicts. These situations remain fluid and unpredictable, and we are actively managing our response.

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

3.	Acquisitions for Common Units

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2024 through March 25, 2024 of $4.0 million. The contributed cash of $4.0 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2024. The condensed consolidated balance sheet as of March 31, 2024 includes $12.0 million of net proved oil and natural gas properties acquired in the transaction.

On September 29, 2023, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral and royalty interests totaling approximately 716 net royalty acres located in three counties in Texas in exchange for 494,000 common units representing limited partnership interests in the Partnership valued at $14.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The condensed consolidated balance sheet as of December 31, 2023 includes $13.4 million of net proved oil and natural gas properties acquired in the transaction.

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The condensed consolidated balance sheet as of December 31, 2023 includes $10.1 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2024.

On July 12, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership valued at $11.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The condensed consolidated balance sheet as of December 31, 2023 includes $10.4 million of net proved oil and natural gas properties acquired in the transaction.

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

4.	Commitments and Contingencies

Our Partnership and Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our General Partner are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

5.	Distributions to Holders of Common Units

On April 18, 2024, the Partnership announced its cash distribution for the first quarter of 2024 of $0.781837 per common unit, representing activity for the three-month period ended March 31, 2024, payable to common unitholders of record as of April 29, 2024. This distribution will be paid on May 9, 2024. The partnership agreement requires the next cash distribution to be paid by August 14, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three months ended March 31, 2024 and 2023, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 594 counties and parishes in 28 states.

As of March 31, 2024, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive a monthly payment from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of March 31, 2024, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $4.0 million.

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

Results of Operations

Acquisitions for Common Units

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. At closing, in addition to conveying mineral interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2024 through March 25, 2024 of $4.0 million. The contributed cash of $4.0 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2024.

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company, the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. Final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2023.

Three Months Ended March 31, 2024 as compared to Three Months Ended March 31, 2023

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

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2024	2023	% Change
Royalty Properties natural gas sales (mmcf)	1,268	1,330	(5)%
Royalty Properties oil sales (mbbls)	343	302	14%
NPI natural gas sales (mmcf)	489	864	(43)%
NPI oil sales (mbbls)	176	269	(35)%

Accrual basis average sales prices:
Royalty Properties natural gas sales ($/mcf)	$1.62	$3.01	(46)%
Royalty Properties oil sales ($/bbl)	$66.59	$68.48	(3)%
NPI natural gas sales ($/mcf)	$1.52	$3.39	(55)%
NPI oil sales ($/bbl)	$66.39	$70.56	(6)%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the first quarter of 2023 to the same period of 2024 is primarily a result of increased production in the Permian Basin, Bakken region, and from acquired wells in South Texas, partially offset by lower suspense releases on new wells in the Permian Basin. The decrease in natural gas sales volumes attributable to our Royalty Properties from the first quarter of 2023 to the same period of 2024 is primarily a result of lower suspense releases on new wells in the Permian Basin and East Texas and lower suspense releases from acquired wells in South Texas, partially offset by increased production in the Permian Basin and East Texas and higher suspense releases in the Mid-Continent.

The decrease in oil and natural gas sales volumes attributable to our NPI properties from the first quarter of 2023 to the same period of 2024 is primarily a result of lower suspense releases on new wells in the Permian Basin, partially offset by increased production and higher suspense releases on new wells in the Bakken region.

Operating costs, including production taxes, decreased 3% from the first quarter of 2023 to the same period of 2024. The decrease is primarily a result of lower ad valorem taxes attributable to our Royalty Properties.

Depreciation, depletion and amortization increased 4% from the  first quarter of  2023 to the same period of  2024. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions.

General and administrative expenses increased 19% from the first quarter of 2023 to the same period of 2024. The increase is primarily a result of higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention, and increased professional service fees.

Net cash provided by operating activities decreased 28% from the first three months of 2023 to the same period of 2024. The decrease is primarily due to lower NPI payment receipts.

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

Cash receipts attributable to our Royalty Properties during the first quarter of 2024 totaled $24.5 million. Approximately 71% of these receipts reflect oil sales during December 2023 through February 2024 and natural gas sales during November 2023 through January 2024, and approximately 29% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the first quarter of 2024 were $63.89/bbl and $2.37/mcf, respectively.

Cash receipts attributable to our Net Profits Interest during the first quarter of 2024 totaled $6.8 million. Approximately 65% of these receipts reflect oil and natural gas sales during November 2023 through January 2024, and approximately 35% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the first quarter of 2024 were $65.12/bbl and $2.27/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of March 31, 2024 are summarized as follows:

(In Thousands)
2024	$268
2025	362
2026	368
2027	374
2028	380
Thereafter	63
Total lease payments	1,815
Less amount representing interest	(570)
Total lease obligation	$1,245

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the ongoing world military conflicts, including in Israel and in Ukraine and the rise during 2022 and 2023 in inflation and interest rates. Although demand and market prices for oil and natural gas remain resilient due in part to global travel trending towards pre-COVID-19 levels and the recently announced OPEC+ production cuts, we cannot predict events that may lead to future price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the possible resurgence of COVID-19 and any ongoing variants, along with the military conflict between Russia and Ukraine which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by a resurgence of COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Despite the significant improvement in conditions since the beginning of the COVID-19 pandemic, the current economic environment is volatile, and therefore, we cannot predict the ultimate long-term impact that COVID-19 or the ongoing military conflict between Russia and Ukraine will have on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents totaled $37.7 million at March 31, 2024 and $47.0 million at December 31, 2023.

Critical Accounting Policies and Estimates

As of March 31, 2024, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report for the year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2024. For a discussion of our exposure to market risk, refer to Item 7A of Part I of the Partnership’s Annual Report for the year ended December 31, 2023.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Partnership’s risk factors as disclosed under “Item 1A – Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(c)
				Total	(d)
				Number of	Maximum
				Units	Number
				Purchased	of Units that
				as	May
				Part of	Yet Be
	(a)		(b)	Publicly	Purchased
	Total		Average	Announced	Under the
	Number of		Price	Plans	Plans
	Units		Paid	or	or
Period	Purchased		per Unit	Programs	Programs
January 1, 2024 – January 31, 2024	12,500	(2)	$32.74	-	119,312	(1)
February 1, 2024 – February 29, 2024	1,275	(2)	$30.90	-	118,037	(1)
March 1, 2024 – March 31, 2024	-		N/A	-	118,037	(1)
Total	13,775		$32.57	-	118,037	(1)

(1)	The number of common units that the Operating Partnership may grant under the Dorchester Minerals Operating LP Equity Incentive Program, as amended and restated as of October 4, 2023, which was approved by our common unitholders on May 20, 2015 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2024, the maximum number of common units that could be purchased under the Equity Incentive Program is 131,812 common units.

(2)	Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 10, 2023 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of any “Non-Rule 10b5-1 trading arrangement.”

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

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: May 2, 2024		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 2, 2024		Chief Financial Officer