Form 10-Q
period 2024-06-30
DORCHESTER MINERALS, L.P.
filed 2024-08-01
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of common units representing limited partnership interests outstanding as of August 1, 2024: 40,088,612

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$35,161	$47,025
Trade and other receivables	16,325	14,407
Net profits interest receivable - related party	5,911	8,275
Total current assets	57,397	69,707

Oil and natural gas properties (full cost method)	519,010	507,057
Accumulated full cost depletion	(401,479)	(386,939)
Total	117,531	120,118

Leasehold improvements	989	989
Accumulated amortization	(560)	(514)
Total	429	475

Operating lease right-of-use asset	674	765
Total assets	$176,031	$191,065

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$4,310	$4,195
Operating lease liability	268	272
Total current liabilities	4,578	4,467

Operating lease liability	907	1,041
Total liabilities	5,485	5,508

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	(1,065)	113
Unitholders (40,088 and 39,583 common units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	171,611	185,444
Total partnership capital	170,546	185,557
Total liabilities and partnership capital	$176,031	$191,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating revenues
Royalties	$31,636	$23,613	$56,513	$48,297
Net profits interest	5,244	5,830	10,842	20,777
Lease bonus and other	480	1,176	984	1,712
Total operating revenues	37,360	30,619	68,339	70,786

Costs and expenses
Operating, including production taxes	3,515	2,754	6,138	5,472
Depreciation, depletion and amortization	7,666	5,337	14,586	11,978
General and administrative	2,551	2,724	5,820	5,462
Total costs and expenses	13,732	10,815	26,544	22,912

Net income	$23,628	$19,804	$41,795	$47,874

Allocation of net income
General Partner	$826	$656	$1,431	$1,416
Unitholders	$22,802	$19,148	$40,364	$46,458
Net income per common unit (basic and diluted)	$0.57	$0.50	$1.01	$1.21
Weighted average basic and diluted common units outstanding	40,088	38,372	39,847	38,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended June 30, 2023
Balance at April 1, 2023	$319	$164,219	$164,538	38,372
Net income	656	19,148	19,804
Distributions ($0.989656 per common unit)	(1,035)	(37,975)	(39,010)
Balance at June 30, 2023	$(60)	$145,392	$145,332	38,372

Three Months Ended June 30, 2024
Balance at April 1, 2024	$(799)	$180,152	$179,353	40,088
Net income	826	22,802	23,628
Distributions ($0.781837 per common unit)	(1,092)	(31,343)	(32,435)
Balance at June 30, 2024	$(1,065)	$171,611	$170,546	40,088

	General Partner	Unitholders	Total	Unitholder Units
Six Months Ended June 30, 2023
Balance at January 1, 2023	$676	$170,842	$171,518	38,372
Net income	1,416	46,458	47,874
Distributions ($1.873995 per common unit)	(2,152)	(71,908)	(74,060)
Balance at June 30, 2023	$(60)	$145,392	$145,332	38,372

Six Months Ended June 30, 2024
Balance at January 1, 2024	$113	$185,444	$185,557	39,583
Net income	1,431	40,364	41,795
Acquisition of assets for common units	-	17,041	17,041	505
Distributions ($1.789711 per common unit)	(2,609)	(71,238)	(73,847)
Balance at June 30, 2024	$(1,065)	$171,611	$170,546	40,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

Net cash provided by operating activities	$57,388	$68,081

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	4,595	549

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(73,847)	(74,060)

Decrease in cash and cash equivalents	(11,864)	(5,430)
Cash and cash equivalents at beginning of period	47,025	40,754

Cash and cash equivalents at end of period	$35,161	$35,324

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of oil and natural gas properties	$17,041	$-

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

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.4 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2024. The condensed consolidated balance sheet as of June 30, 2024 includes $12.1 million of net proved oil and natural gas properties acquired in the transaction.

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

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The condensed consolidated balance sheet as of December 31, 2023 includes $10.1 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2024.

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

On July 18, 2024, the Partnership announced its cash distribution for the second quarter of 2024 of $0.702058 per common unit, representing activity for the three-month period ended June 30, 2024, payable to common unitholders of record as of July 29, 2024. This distribution will be paid on August 8, 2024. The partnership agreement requires the next cash distribution to be paid by November 14, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three and six months ended June 30, 2024 and 2023, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 594 counties and parishes in 28 states.

As of June 30, 2024, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive a monthly payment from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of June 30, 2024, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $3.8 million.

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

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to factors outside of our control, including the war in Ukraine, conflicts in the Middle East, fluctuations in interest rates, global supply chain disruptions and actions taken by OPEC+. It is not possible for us to predict or determine how these factors might affect oil and natural gas market prices in the future.

Results of Operations

Acquisitions for Common Units

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.4 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2024

On September 30, 2022, pursuant to a non-taxable contribution and exchange agreement with Excess Energy, LLC, a Texas limited liability company, the Partnership acquired mineral, royalty and overriding royalty interests totaling approximately 2,100 net royalty acres located in 12 counties across Texas and New Mexico in exchange for 816,719 common units representing limited partnership interests in the Partnership valued at $20.4 million and issued pursuant to the Partnership's registration statement on Form S-4. Final settlement net cash received, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2023.

Three and Six Months Ended June 30, 2024 as compared to Three and Six Months Ended June 30, 2023

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Accrual basis sales volumes:	2024	2023	% Change	2024	2023	% Change
Royalty Properties natural gas sales (mmcf)	1,275	1,153	11%	2,543	2,483	2%
Royalty Properties oil sales (mbbls)	423	335	26%	766	637	20%
NPI natural gas sales (mmcf)	493	475	4%	982	1,339	(27)%
NPI oil sales (mbbls)	131	158	(17)%	307	427	(28)%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$1.47	$1.78	(17)%	$1.54	$2.44	(37)%
Royalty Properties oil sales ($/bbl)	$70.28	$64.44	9%	$68.63	$66.36	3%
NPI natural gas sales ($/mcf)	$2.34	$2.08	13%	$1.93	$2.92	(34)%
NPI oil sales ($/bbl)	$69.26	$64.51	7%	$67.61	$68.32	(1)%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the second quarter and first six months of 2023 to the same periods of 2024 is primarily a result of higher suspense releases on new wells and increased baseline production in the Permian Basin and higher suspense releases on first time payments and increased baseline production in South Texas from wells acquired in the third quarter of 2023 and 2022. The increase in natural gas sales volumes attributable to our Royalty Properties from the second quarter of 2023 to the same period of 2024 is primarily a result of higher suspense releases on new wells and increased baseline production in the Permian Basin and Mid-Continent, increased baseline production in South Texas from wells acquired in the third quarter of 2023, and higher suspense releases on new wells in East Texas from wells acquired in the third quarter of 2022, partially offset by decreased production from legacy wells in the Fayetteville Shale and Barnett Shale. The increase in natural gas sales volumes attributable to our Royalty Properties from the first six months of 2023 to the same period of 2024 is primarily attributable to higher suspense releases on new wells and increased baseline production in the Permian Basin and Mid-Continent, increased baseline production in South Texas from wells acquired in the third quarter of 2023, and higher suspense releases on first time payments and increased baseline production in East Texas from wells acquired in the third quarter of 2022, partially offset by lower suspense releases on first time payments from acquired wells in South Texas during the first quarter of 2024 compared to the same period of 2023, primarily attributable to wells acquired in the third quarter of 2022, and decreased production from legacy wells in the Fayetteville Shale and Barnett Shale.

The decrease in oil sales volumes attributable to our NPI properties from the second quarter of 2023 to the same period of 2024 is primarily the result of decreased baseline production in the Permian Basin and lower suspense releases on new wells in the Permian Basin and Bakken region, partially offset by increased baseline production in the Bakken region. The decrease in oil sales volumes attributable to our NPI properties from the first six months of 2023 to the same period of 2024 is primarily the result of decreased baseline production and lower suspense releases on new wells in the Permian Basin, partially offset by increased baseline production and higher suspense releases on new wells in the Bakken region during the second quarter of 2024 compared to the same period of 2023. The increase in natural gas sales volumes attributable to our NPI properties from the second quarter of 2023 to the same period of 2024 is primarily the result of increased baseline production and higher suspense releases in the Mid-Continent. The decrease in natural gas sales volumes attributable to our NPI properties from the first six months of 2023 to the same period of 2024 is primarily the result of lower suspense releases on new wells in the Permian Basin, partially offset by higher suspense releases on new wells in the Mid-Continent and increased baseline production and higher suspense releases on new wells in the Bakken region during the second quarter of 2024 compared to the same period of 2023.

Operating costs, including production taxes, increased 28% from the second quarter of 2023 to the same period of 2024 and 12% from the first six months of 2023 to the same period of 2024. The increases are primarily a result of higher proportionate taxes due to higher oil and natural gas sales volumes and higher oil sales prices attributable to our Royalty Properties.

Depreciation, depletion and amortization increased 44% from the  second quarter of  2023 to the same period of  2024 and 22% from the first six months of 2023 to the same period of 2024. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions.

General and administrative expenses decreased 6% from the second quarter of 2023 to the same period of 2024. The decrease is primarily a result of one-time, non-recurring professional services expenses of $1.2 million related to an unsuccessful acquisition in the second quarter of 2023, partially offset by higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention, and increased professional service fees in the second quarter of 2024. General and administrative expenses increased 7% from the first six months of 2023 to the same period of 2024. The increase is primarily a result of higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention, and increased legal and professional service fees, partially offset by a decrease resulting from one-time, non-recurring professional services expenses of $1.2 million related to an unsuccessful acquisition in the second quarter of 2023.

Net cash provided by operating activities decreased 16% from the first six months of 2023 to the same period of 2024. The decrease is primarily due to lower NPI payment receipts and higher general and administrative expense payments, partially offset by higher Royalty revenue receipts, net of production taxes and operating expenses.

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

Cash receipts attributable to our Royalty Properties during the second quarter of 2024 totaled $26.1 million. Approximately 74% of these receipts reflect oil sales during March 2024 through May 2024 and natural gas sales during February 2024 through April 2024, and approximately 26% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the second quarter of 2024 were $70.48/bbl and $1.53/mcf, respectively.

Cash receipts attributable to our Net Profits Interest during the second quarter of 2024 totaled $6.4 million. Approximately 69% of these receipts reflect oil and natural gas sales during February 2024 through April 2024, and approximately 31% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the second quarter of 2024 were $67.51/bbl and $2.24/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of June 30, 2024 are summarized as follows:

(In Thousands)
2024	$178
2025	362
2026	368
2027	374
2028	380
Thereafter	63
Total lease payments	1,725
Less amount representing interest	(550)
Total lease obligation	$1,175

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the ongoing global military conflicts, including in Ukraine and the Middle East and current inflation and interest rates. We cannot predict events that may lead to future oil and natural gas price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the possible resurgence of COVID-19 and any ongoing variants, along with global military conflicts, including in Ukraine and the Middle East, which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by a resurgence of COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. The current economic environment is volatile, and we cannot predict the ultimate long-term impact on our liquidity or cash flows from factors outside of our control, including those related to COVID-19 or ongoing global military conflicts in Ukraine and the Middle East.

Liquidity and Working Capital

Cash and cash equivalents totaled $35.2 million at June 30, 2024 and $47.0 million at December 31, 2023.

Critical Accounting Policies and Estimates

As of June 30, 2024, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report for the year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended June 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A of Part I of the Partnership’s Annual Report for the year ended December 31, 2023.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(c)
				Total	(d)
				Number of	Maximum
				Units	Number
				Purchased	of Units that
				as	May
				Part of	Yet Be
	(a)		(b)	Publicly	Purchased
	Total		Average	Announced	Under the
	Number of		Price	Plans	Plans
	Units		Paid	or	or
Period	Purchased		per Unit	Programs	Programs
April 1, 2024 – April 30, 2024	-		N/A	-	118,037	(1)
May 1, 2024 – May 31, 2024	10,000	(2)	$31.69	-	108,037	(1)
June 1, 2024 – June 30, 2024	-		N/A	-	108,037	(1)
Total	10,000		N/A	-	108,037	(1)

(1)	The number of common units that our general partner may grant under the Dorchester Minerals Management LP Equity Incentive Program, as amended and restated as of October 4, 2023, which was approved by our common unitholders on October 4, 2023 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2024, the maximum number of common units that could be purchased under the Equity Incentive Program is 131,812 common units.

(2)	Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 10, 2023 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter and six months ended June 30, 2024, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of any “Non-Rule 10b5-1 trading arrangement.”

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

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: August 1, 2024		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 1, 2024		Chief Financial Officer