Form 10-Q
period 2024-09-30
DORCHESTER MINERALS, L.P.
filed 2024-10-31
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of common units representing limited partnership interests outstanding as of October 31, 2024: 47,339,756

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report (this “Quarterly Report”) that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. In this Quarterly Report, the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to the Partnership.

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and in this Quarterly Report, in the Partnership’s other filings with the SEC and elsewhere in this Quarterly Report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises including the worldwide coronavirus (COVID-19) outbreak beginning in early 2020 and its ongoing variants, the conflict in Ukraine, the conflict in the Middle East, changes in the operations on or development of our properties, changes in economic and industry conditions and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

You should read these statements carefully because they may discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other forward-looking information. Before you invest, you should be aware that the occurrence of any of the events herein described in “Item 1A – Risk Factors” in the Partnership’s Annual Report and its other filings with the SEC and elsewhere in this Quarterly Report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See attached financial statements on the following pages.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$56,468	$47,025
Trade and other receivables	21,823	14,407
Net profits interest receivable - related party	7,659	8,275
Total current assets	85,950	69,707

Oil and natural gas properties (full cost method)	727,863	507,057
Accumulated full cost depletion	(411,497)	(386,939)
Total	316,366	120,118

Leasehold improvements	989	989
Accumulated amortization	(583)	(514)
Total	406	475

Operating lease right-of-use asset	630	765
Total assets	$403,352	$191,065

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$5,782	$4,195
Operating lease liability	265	272
Total current liabilities	6,047	4,467

Operating lease liability	842	1,041
Total liabilities	6,889	5,508

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	(766)	113
Unitholders (47,340 and 39,583 common units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	397,229	185,444
Total partnership capital	396,463	185,557
Total liabilities and partnership capital	$403,352	$191,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating revenues:
Royalties	$45,147	$35,790	$101,660	$84,087
Net profits interest	7,777	6,033	18,619	26,810
Lease bonus and other	548	771	1,532	2,483
Total operating revenues	53,472	42,594	121,811	113,380

Costs and expenses:
Operating, including production taxes	4,135	3,714	10,273	9,186
Depreciation, depletion and amortization	10,041	6,619	24,627	18,597
General and administrative	2,883	2,798	8,703	8,260
Total costs and expenses	17,059	13,131	43,603	36,043

Net income	$36,413	$29,463	$78,208	$77,337

Allocation of net income:
General Partner	$1,273	$1,029	$2,704	$2,445
Unitholders	$35,140	$28,434	$75,504	$74,892
Net income per common unit (basic and diluted)	$0.87	$0.73	$1.89	$1.94
Weighted average basic and diluted common units outstanding	40,167	38,792	39,954	38,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended September 30, 2023
Balance at July 1, 2023	$(60)	$145,392	$145,332	38,372
Net income	1,029	28,434	29,463
Acquisitions of oil and natural gas properties for common units	-	35,777	35,777	1,211
Distributions ($0.676818 per common unit)	(931)	(26,203)	(27,134)
Balance at September 30, 2023	$38	$183,400	$183,438	39,583

Three Months Ended September 30, 2024
Balance at July 1, 2024	$(1,065)	$171,611	$170,546	40,088
Net income	1,273	35,140	36,413
Acquisitions of oil and natural gas properties for common units	-	218,622	218,622	7,252
Distributions ($0.702058 per common unit)	(974)	(28,144)	(29,118)
Balance at September 30, 2024	$(766)	$397,229	$396,463	47,340

	General Partner	Unitholders	Total	Unitholder Units
Nine Months Ended September 30, 2023
Balance at January 1, 2023	$676	$170,842	$171,518	38,372
Net income	2,445	74,892	77,337
Acquisitions of oil and natural gas properties for common units	-	35,777	35,777	1,211
Distributions ($2.550813 per common unit)	(3,083)	(98,111)	(101,194)
Balance at September 30, 2023	$38	$183,400	$183,438	39,583

Nine Months Ended September 30, 2024
Balance at January 1, 2024	$113	$185,444	$185,557	39,583
Net income	2,704	75,504	78,208
Acquisitions of oil and natural gas properties for common units	-	235,663	235,663	7,757
Distributions ($2.491769 per common unit)	(3,583)	(99,382)	(102,965)
Balance at September 30, 2024	$(766)	$397,229	$396,463	47,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

Net cash provided by operating activities	$101,107	$101,926

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	11,301	2,006

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(102,965)	(101,194)

Increase in cash and cash equivalents	9,443	2,738
Cash and cash equivalents at beginning of period	47,025	40,754

Cash and cash equivalents at end of period	$56,468	$43,492

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions of oil and natural gas properties	$235,663	$35,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business and Basis of Presentation

Description of the Business

Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003. Our business may be described as the acquisition, ownership and administration of Royalty Properties (which consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 594 counties and parishes in 28 states (“Royalty Properties”)) and net profits overriding royalty interests (referred to as the Net Profits Interest, or “NPI”).

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

The unaudited condensed consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries Dorchester Minerals Oklahoma LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, Dorchester-Maecenas GP LLC, The Buffalo Co., A Limited Partnership, DMLPTBC GP LLC, and DMLP Terra Firma LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands a public entity’s annual and interim disclosure requirements about their reportable segments, primarily through more detailed disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating ASU 2023-07 to determine its impact on the Partnership's disclosures. We do not anticipate this update to have a material impact on the Partnership’s financial position, results of operations, or cash flows.

The Partnership considers the applicability and impact of all ASUs. There are no other recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption.

3.	Acquisitions for Common Units

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral, royalty and overriding royalty interests to the Partnership, the Contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2024 through September 25, 2024 of $5.9 million. This contributed cash generally reflects receipts from the two months ended August 31, 2024. The contributed cash, net of capitalized transaction costs paid, of $5.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. The condensed consolidated balance sheet as of September 30, 2024 includes $193.9 million of net proved oil and natural gas properties acquired in the transaction.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral interests totaling approximately 1,204 net royalty acres located in Weld County, Colorado in exchange for 530,000 common units representing limited partnership interests in the Partnership valued at $16.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2024 through September 25, 2024 of $0.9 million. This contributed cash generally reflects receipts from the two months ended August 31, 2024. The contributed cash, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. The condensed consolidated balance sheet as of September 30, 2024 includes $14.6 million of net proved oil and natural gas properties acquired in the transaction.

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.4 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. The condensed consolidated balance sheet as of September 30, 2024 includes $12.4 million of net proved oil and natural gas properties acquired in the transaction.

On September 29, 2023, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral and royalty interests totaling approximately 716 net royalty acres located in three counties in Texas in exchange for 494,000 common units representing limited partnership interests in the Partnership valued at $14.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The condensed consolidated balance sheet as of December 31, 2023 includes $13.4 million of net proved oil and natural gas properties acquired in the transaction.

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The condensed consolidated balance sheet as of December 31, 2023 includes $10.1 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

On July 12, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership valued at $11.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The condensed consolidated balance sheet as of December 31, 2023 includes $10.4 million of net proved oil and natural gas properties acquired in the transaction.

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

On October 17, 2024, the Partnership announced its cash distribution for the third quarter of 2024 of $0.995785 per common unit, representing activity for the three-month period ended September 30, 2024, payable to common unitholders of record as of October 28, 2024. This distribution will be paid on November 7, 2024. The partnership agreement requires the next cash distribution to be paid by February 14, 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three and nine months ended September 30, 2024 and 2023, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 594 counties and parishes in 28 states.

As of September 30, 2024, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive a monthly payment from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of September 30, 2024, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $3.3 million.

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

Results of Operations

Acquisitions for Common Units

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. At closing, in addition to conveying mineral, royalty and overriding royalty interests to the Partnership, the Contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2024 through September 25, 2024 of $5.9 million. This contributed cash generally reflects receipts from the two months ended August 31, 2024. The contributed cash, net of capitalized transaction costs paid, of $5.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral interests totaling approximately 1,204 net royalty acres located in Weld County, Colorado in exchange for 530,000 common units representing limited partnership interests in the Partnership valued at $16.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. At closing, in addition to conveying mineral interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2024 through September 25, 2024 of $0.9 million. This contributed cash generally reflects receipts from the two months ended August 31, 2024. The contributed cash, net of capitalized transaction costs paid, of $0.9 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.4 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

On September 29, 2023, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired mineral and royalty interests totaling approximately 716 net royalty acres located in three counties in Texas in exchange for 494,000 common units representing limited partnership interests in the Partnership valued at $14.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023. Final settlement net cash received, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

On July 12, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 900 net royalty acres located in 13 counties and parishes across Louisiana, New Mexico, and Texas in exchange for 343,750 common units representing limited partnership interests in the Partnership valued at $11.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $0.5 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

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

Three and Nine Months Ended September 30, 2024 as compared to Three and Nine Months Ended September 30, 2023

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Accrual basis sales volumes:	2024	2023	% Change	2024	2023	% Change
Royalty Properties natural gas sales (mmcf)	1,569	1,344	17%	4,112	3,827	7%
Royalty Properties oil sales (mbbls)	642	477	35%	1,408	1,114	26%
NPI natural gas sales (mmcf)	642	412	56%	1,624	1,751	(7)%
NPI oil sales (mbbls)	198	135	47%	505	562	(10)%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$0.96	$2.23	(57)%	$1.32	$2.37	(44)%
Royalty Properties oil sales ($/bbl)	$68.04	$68.66	(1)%	$68.36	$67.34	2%
NPI natural gas sales ($/mcf)	$0.91	$1.92	(53)%	$1.53	$2.69	(43)%
NPI oil sales ($/bbl)	$62.51	$66.29	(6)%	$65.61	$67.83	(3)%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the third quarter and first nine months of 2023 to the same periods of 2024 is primarily a result of higher suspense releases on new wells and increased baseline production in the Permian Basin and Bakken region, increased baseline production in South Texas from wells acquired in the third quarter of 2023 and 2022, and higher suspense releases on first time payments and increased baseline production in the Rockies from wells acquired in the first quarter of 2024 and 2022. The increase in natural gas sales volumes attributable to our Royalty Properties from the third quarter of 2023 to the same period of 2024 is primarily a result of higher suspense releases on new wells and increased baseline production in the Permian Basin and Mid-Continent and higher suspense releases on first time payments and increased baseline production in the Rockies from wells acquired in the first quarter of 2024 and 2022, partially offset by decreased baseline production and lower suspense releases from first time payments on acquired wells in South Texas. The increase in natural gas sales volumes attributable to our Royalty Properties from the first nine months of 2023 to the same period of 2024 is primarily attributable to higher suspense releases on new wells and increased baseline production in the Permian Basin and Mid-Continent, higher suspense releases on first time payments and increased baseline production in East Texas from wells acquired in the third quarter of 2022, and higher suspense releases from first time payments in the Rockies from wells acquired in the first quarter of 2024, partially offset by decreased baseline production and lower suspense releases from first time payments on acquired wells in South Texas and decreased production from legacy wells in the Fayetteville Shale, Barnett Shale, and Southeast.

The increase in oil sales volumes attributable to our NPI properties from the third quarter of 2023 to the same period of 2024 is primarily the result of increased baseline production in the Permian Basin and Bakken region and higher suspense releases on new wells in the Bakken region, partially offset by lower suspense releases on new wells in the Permian Basin. The decrease in oil sales volumes attributable to our NPI properties from the first nine months of 2023 to the same period of 2024 is primarily the result of lower suspense releases on new wells in the Permian Basin, partially offset by increased baseline production in the Permian Basin and Bakken region and higher suspense releases on new wells in the Bakken region. The increase in natural gas sales volumes attributable to our NPI properties from the third quarter of 2023 to the same period of 2024 is primarily the result of increased baseline production in the Permian Basin, Bakken region, and Mid-Continent. The decrease in natural gas sales volumes attributable to our NPI properties from the first nine months of 2023 to the same period of 2024 is primarily the result of lower suspense releases on new wells in the Permian Basin, partially offset by higher suspense releases on new wells in the Bakken region and Mid-Continent and increased baseline production the Permian Basin, Bakken region, and Mid-Continent during the second and third quarters of 2024 compared to the same periods of 2023.

Operating costs, including production taxes, increased 11% from the third quarter of 2023 to the same period of 2024 and 12% from the first nine months of 2023 to the same period of 2024. The increases are primarily a result of higher proportionate operating expenses and oil production taxes due to higher oil and natural gas sales volumes and higher oil sales revenue, partially offset by lower proportionate natural gas production taxes due to lower natural gas sales revenue driven by lower natural gas sales prices and lower ad valorem taxes.

Depreciation, depletion and amortization increased 52% from the third quarter of 2023 to the same period of 2024 and 32% from the first nine months of 2023 to the same period of 2024. Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of reserves extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions and suspense releases on new wells.

General and administrative expenses increased 3% from the third quarter of 2023 to the same period of 2024 and 5% from the first nine months of 2023 to the same period of 2024. The increases are primarily a result of higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention, and increased professional service fees, partially offset by a decrease resulting from one-time, non-recurring professional services expenses of $1.2 million related to an unsuccessful acquisition in the first nine months of 2023.

Net cash provided by operating activities remained consistent from the first nine months of 2023 to the same period of 2024 primarily due to higher Royalties revenue receipts, net of production taxes and operating expenses, partially offset by lower NPI payment receipts and higher general and administrative expenses.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2024 totaled $40.2 million. Approximately 54% of these receipts reflect oil sales during June 2024 through August 2024 and natural gas sales during May 2024 through July 2024, and approximately 46% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the third quarter of 2024 were $69.91/bbl and $1.08/mcf, respectively. Cash receipts attributable to contributed cash from the two acquisitions closed September 30, 2024, totaled approximately $6.8 million. This generally reflects receipts from the two months ended August 31, 2024.

Cash receipts attributable to our NPI during the third quarter of 2024 totaled $6.0 million. Approximately 70% of these receipts reflect oil and natural gas sales during May 2024 through July 2024, and approximately 30% from prior sales periods. The average indicated prices for oil and natural gas sales cash receipts attributable to the NPI properties during the third quarter of 2024 were $65.51/bbl and $1.27/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of September 30, 2024 are summarized as follows:

(In Thousands)
2024	$89
2025	362
2026	368
2027	374
2028	380
Thereafter	63
Total lease payments	1,636
Less amount representing interest	(529)
Total lease obligation	$1,107

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

Liquidity and Working Capital

Cash and cash equivalents totaled $56.5 million at September 30, 2024 and $47.0 million at December 31, 2023.

Critical Accounting Policies and Estimates

As of September 30, 2024, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report for the year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended September 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A of Part I of the Partnership’s Annual Report for the year ended December 31, 2023.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(c)
				Total	(d)
				Number of	Maximum
				Units	Number
				Purchased	of Units that
				as	May
				Part of	Yet Be
	(a)		(b)	Publicly	Purchased
	Total		Average	Announced	Under the
	Number of		Price	Plans	Plans
	Units		Paid	or	or
Period	Purchased		per Unit	Programs	Programs
July 1, 2024 – July 31, 2024	-		N/A	-	108,037	(1)
August 1, 2024 – August 31, 2024	7,778	(2)	$32.33	-	100,259	(1)
September 1, 2024 – September 30, 2024	-		N/A	-	100,259	(1)
Total	7,778		N/A	-	100,259	(1)

(1)	The number of common units that our General Partner may grant under the Dorchester Minerals Management LP Equity Incentive Program, as amended and restated as of October 4, 2023, which was approved by our common unitholders on October 4, 2023 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2024, the maximum number of common units that could be purchased under the Equity Incentive Program is 131,812 common units.

(2)	Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 10, 2023 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter and nine months ended September 30, 2024, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of any “Non-Rule 10b5-1 trading arrangement.”

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

3.9

Second Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC dated October 15, 2024 (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on October 18, 2024)

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

3.17	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.1	Amendment No. 1 to the Dorchester Minerals Management LP Equity Incentive Program (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.2	Contribution and Exchange Agreement dated September 12, 2024, by and among Dorchester Minerals, L.P., West Texas Minerals LLC, Carrollton Mineral Partners, LP, Carrollton Mineral Partners Fund II, LP, Carrollton Mineral Partners III, LP, Carrollton Mineral Partners III-B, LP, Carrollton Mineral Partners IV, LP, CMP Permian, LP, CMP Glasscock, LP, and Carrollton Royalty, LP (incorporated by reference to Exhibit 2.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on September 16, 2024)

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: October 31, 2024		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: October 31, 2024		Chief Financial Officer