Form 10-K
period 2024-12-31
DORCHESTER MINERALS, L.P.
filed 2025-02-20
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2024

or

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

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $1,148,558,065 as of the last business day of the registrant’s most recently completed second fiscal quarter, based on $30.85 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 20, 2025: 47,339,756

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2025 Annual Meeting of Unitholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2024.

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

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership’s registration statement on Form S-4.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired overriding royalty interests totaling approximately 1,204 net royalty acres located in Weld County, Colorado in exchange for 530,000 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership’s registration statement on Form S-4.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership, the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership’s registration statements on Form S-4.

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

We are currently focused on the acquisition, ownership, and administration of Royalty Properties and NPI. The NPI represents a net profits overriding royalty interest burdening various properties owned by the Operating Partnership. We receive monthly payments equaling 96.97% of the net profits realized by the Operating Partnership from these properties in the preceding month. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 594 counties and parishes in 28 states (“Royalty Properties”).

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

Credit Facilities and Financing Plans

We do not have a credit facility in place, nor do we anticipate doing so. We do not anticipate incurring any debt, other than trade debt incurred in the ordinary course of our business. To the extent necessary to avoid unrelated business taxable income, our partnership agreement prohibits us from incurring indebtedness, excluding trade payables, in excess of $50,000 in the aggregate at any given time or which would constitute "acquisition indebtedness" (as defined in Section 514 of the Internal Revenue Code of 1986, as amended). We may finance any growth of our business through acquisitions of oil and natural gas properties by issuing additional limited partnership interests or with cash, subject to the limits described above and in our partnership agreement.

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our General Partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 40% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have an effective registration statement registering 10,000,000 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, 7,340,018 units remain available under the Partnership’s registration statement.

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

Significant Customers

If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base and individually insignificant properties, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or results of operations. Royalty revenues from properties operated by Exxon Mobil Corporation and Diamondback Energy, Inc., together, represented approximately 31% of total operating revenues for the year ended December 31, 2024.

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

Human Capital Resources

Employees

As of February 20, 2025, the Operating Partnership had 27 full-time employees in our Dallas, Texas corporate office. Our workforce is our most important asset, and we structure compensation and benefit programs to attract and retain high quality colleagues while providing a flexible hybrid work environment. Our compensation and benefit programs include but are not limited to cash and equity bonuses, a SEP IRA plan, insurance plans, and long-term incentives. We support employees in continual training and professional skill development. We offer annual training on compliance, safety, and leadership.

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

Our quarterly cash distributions depend significantly on the prices realized from the sale of natural gas and, in particular, oil. Historically, the markets for oil and natural gas have been volatile and may continue to be volatile in the future. Various factors that are beyond our control will affect prices of oil and natural gas, such as:

●	the worldwide and domestic supplies of oil and natural gas;

●	the ability of the members of the Organization of Petroleum Exporting Countries and others to agree to and maintain oil prices and production controls;

●	political instability or armed conflict in oil-producing regions;

●	the price and level of foreign imports;

●	the level of consumer demand;

●	the price and availability of alternative fuels;

●	the availability of pipeline capacity;

●	technological advances affecting energy consumption;

●	weather conditions;

●	domestic and foreign governmental regulations and taxes; and

●	the overall economic environment.

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

The Operating Partnership or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the NPIs relating to the abandoned well or property.

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

Historically, there has been price volatility in the oil and natural gas markets, which have been impacted by a number of factors, including actions by oil producing nations. For example, after OPEC and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production declined, oil prices remained lower than in previous years on account of an oversupply of oil and natural gas, with a simultaneous decrease in demand as a result of the impact of COVID-19 on the global economy. Thereafter, in 2021, oil and natural gas prices significantly rebounded. However, global military conflicts, fluctuating interest rates, changes in tariff rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation, and actions taken by OPEC and its non-OPEC allies, collectively OPEC+, continued to contribute to economic and pricing volatility during 2024. Oil and natural gas markets remain subject to price volatility, which may have a material adverse effect on our cash distributions in periods of lower prices. During periods of substantial declines in prices, such as in 2020, oil and natural gas operators on our properties may suspend drilling programs, which would impact our revenues and operating income. In the event that any wells on our properties are shut-in, restarting wells may require significant costs from our operators, and we cannot guarantee that they would be able to restart at the same level. Moreover, due to the extremely volatile market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks in our industry may be enhanced by such conditions.

Continuing or worsening inflationary issues and associated changes in federal monetary policy may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise and may delay or restrict their exploration and development activities.

Recently, the U.S. has had periods of high inflation. These inflationary pressures may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which, or the combination thereof, could hurt the financial and operating results of our operators’ businesses. If our operators are unable to secure the goods, services and labor necessary for their operations at reasonable costs, their exploration and development activities could be delayed or restricted, which in turn could have a material adverse effect on our financial condition, results of operations and free cash flow.

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

The Federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements, such as emissions controls. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or mandate the use of specific equipment or technologies to control emissions. The U.S. Environmental Protection Agency (“EPA”) continues to develop New Source Performance standards for oil and natural gas facilities. On May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by President Trump, the EPA amended the New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments, with the exception of some technical changes, thereby reinstating the prior standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on March 8, 2024, the EPA published a final rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. Federal changes will affect state air permitting programs in states that administer the federal CAA under a delegation of authority, including states in which we have operations. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to our operators to comply with such requirements with any certainty.

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers (“USACOE”). The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the USACOE jointly promulgated a final rule expanding the scope of “Waters of the United States” (“WOTUS”), which would have made additional waters subject to the jurisdiction of the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 WOTUS rule, and then, on April 21, 2020, the EPA and the USACOE published a final rule replacing the 2015 rule and significantly reducing the waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the USACOE published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected under the CWA. On September 8, 2023, the EPA and the USACOE published a final rule conforming their regulations to the decision. These recent actions have provided some clarity. To the extent the EPA and the USACOE broadly interpret their jurisdiction and expand the range of properties subject to the CWA’s jurisdiction, our operators could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which could cause delays in development and/or increase the cost of development and operation of those properties.

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

In addition, on March 26, 2015, the Bureau of Land Management (“BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. Also, on November 18, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and natural gas operations on federal and Indian lands. On March 28, 2017, President Trump signed an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. A coalition of environmentalists, tribal advocates and the State of California filed lawsuits challenging the rule rescission. Also, on September 28, 2018, the BLM published a final rule to revise the 2016 methane rule; however, a federal court struck down the scaled-back rule on July 15, 2020, and shortly thereafter, on October 8, 2020, another federal court struck down the 2016 methane rule. On April 10, 2024, the BLM published a final replacement rule to reduce the waste of natural gas from venting, flaring and leaks during oil and natural gas production activities on federal and Indian lands, which would require the use of upgraded equipment in some cases and would place time and volume limits on royalty-free flaring. On April 24, 2024, several states challenged the 2024 waste prevention rule in federal court, which has resulted in a preliminary injunction against the BLM enforcing the rule in North Dakota, Texas, Montana, Wyoming, and Utah. Also, on April 23, 2024, the BLM published a final rule to update its oil and gas leasing regulations, which increases bonding requirements and raises royalty rates. Each of these regulations, to the extent that they are implemented, reinstated or modified, may result in additional levels of regulation or complexity that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

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

In recent years, federal, state, and local governments have taken steps to reduce emissions of greenhouse gases (“GHGs”), though policy changes at the federal level have caused uncertainty. For example, the Infrastructure Investment and Jobs Act of 2021 and the Inflation Reduction Act of 2022 (“IRA”) include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. Also, in March 2024, the EPA finalized ambitious rules to reduce harmful air pollutant emissions, including GHGs, from light-, medium-, and heavy-duty vehicles beginning in model year 2027, which could decrease demand for, and in turn the prices of, oil and natural gas and adversely impact our business.

In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. Specifically, the IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their GHG emissions to the EPA, including sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. In implemented, methane emissions charge could increase our operators’ costs, which could adversely impact our business, financial condition and cash flows. However, on January 20, 2025, President Trump signed multiple executive orders seeking to reverse these climate incentives, including pausing the disbursement of funds under the IRA. The same day, President Trump also issued executive orders to encourage fossil fuel production and exploration on federal lands and waters, while moving away from renewable energy and electric vehicles. Such actions have the potential to impact prior efforts to transition the economy away from the use of fossil fuels and towards lower or zero-carbon emissions alternatives.

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

At the international level, the United States has been involved in negotiations regarding GHG reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among approximately 195 nations that signed an international accord in December 2015, the so called Paris Agreement, which became effective on November 4, 2016, with the objective of limiting GHG emissions. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels by 2030. In November 2021, in connection with Glasgow Climate Pact, the United States and other world leaders made further commitments to reduce GHG emissions, including reducing global methane emissions by at least 30 percent by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Additionally, the Biden Administration announced a new climate target for the United States on December 19, 2024, which included a 61-66 percent reduction in economy-wide net greenhouse gas emissions by 2035, as compared to 2005 levels. Many state and local leaders have stated their intent to intensify efforts to support the international climate commitments. Though President Trump issued an executive order on January 20, 2025, directing the United States Ambassador to the United Nations to immediately withdraw from the Paris Agreement, it is possible that the Paris Agreement and other domestic and international regulatory requirements will have an adverse effect on the demand for oil and natural gas products.

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

It should also be noted that, recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. The SEC published final rules on March 28, 2024, relating to the disclosure of a range of climate-related risks and other information. Several lawsuits have been filed challenging the rules. In April 2024, the SEC agreed to pause the rules to facilitate an orderly judicial resolution. To the extent the rules are implemented, the Partnership, our operators and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors. Ultimately, these initiatives could make it more difficult to secure funding for exploration and production activities.

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

In connection with ongoing litigation initiated in February 2017 by the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe contesting the validity of the process used by the USACOE to permit the Dakota Access Pipeline, on July 6, 2020, the United States District Court for the District of Columbia (the “Court”) issued an order vacating the USACOE’s easement for the Dakota Access Pipeline and requiring that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the USACOE appealed the decision. On July 14, 2020, the Court of Appeals granted a temporary administrative stay, and on January 26, 2021, the Court of Appeals affirmed that part of the lower court decision vacating the USACOE’s easement while it prepares a new environmental impact statement, but reversed the lower court’s order to shut down the pipeline. Since then, both the Biden Administration and the Court have declined to shut down the pipeline, and on June 22, 2021, the Court dismissed the subject lawsuit. The Court noted, however, that future challenges were possible depending on the outcome of the ongoing environmental study, which the USACOE issued in draft form on September 8, 2023. On October 14, 2024, the Standing Rock Sioux Tribe filed a new lawsuit in the U.S. District Court for the District of Columbia, alleging that the USACOE is allowing the pipeline to operate without the necessary easement and without an appropriate environmental impact statement. The USACOE and Dakota Access Pipeline filed motions to dismiss the case on January 17, 2025, though the matter remains pending. Accordingly, the continued operation of Dakota Access Pipeline in the future is uncertain. While this litigation does not directly impact our operations, we derive a significant amount of revenue from the Royalty Properties and NPIs we hold in the Bakken region, the region for which the Dakota Access Pipeline is intended to be a key pipeline. The outcome of this litigation may have a material adverse effect on our Royalty and NPI revenues derived from the Bakken region based on the timing of future development of wells on, or production of oil and natural gas from, or the method and cost of transportation related to the production on the properties. We have no control over the operation of such properties.

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

A group of unitholders own a large percentage of our units and have the right to appoint a Manager to our Board of Managers and may be able to exert significant influence over certain matters.

West Texas Minerals LLC and Carrollton Mineral Partners, LP, and certain affiliates, beneficially hold, in the aggregate, approximately 6.9% of our outstanding Units. These unitholders, acting together, would be able to influence all matters requiring unitholder approval and have the right to appoint a Manager to our Board of Managers, for so long as they collectively hold an aggregate of at least 1,000,000 Units. For example, these unitholders would be able to influence amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.

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

Under current law, we believe that our royalty income is qualifying income for purposes of Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the “Code”). If the current law remains effective in its current form, we believe we will continue to be able to meet the qualifying income requirement. However, there can be no assurance that there will not be changes to the federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership for federal income tax purposes in the future.

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

From 2022 through 2024, multiple global military conflicts arose causing instability in the international economy which may continue into 2025. Although the length, impact and outcome of these military conflicts are highly unpredictable, an escalation or expansion of any of these conflicts could lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequences of these ongoing conflicts.

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly since we are now a large accelerated filer and are no longer a smaller reporting company. The Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of managers or committees or as members of senior management. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and natural gas industry depends on digital technologies in exploration, development, production, and processing activities. We depend on digital technology in many areas of our business and operations, including, but not limited to, estimating quantities of oil and natural gas reserves, processing and recording financial and operating data, oversight and analysis of drilling, completion and production operations and communications with the employees of the Operating Partnership and third party customers and services providers. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, gathering, misuse, loss or destruction of proprietary and other information, fraud, extortion, harm to employees or customers, violation of data privacy or security laws and disruption of other business activities.

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

Our risk management process also assesses third party risks. We perform assessments to identify and mitigate risks from third parties such as vendors and other business partners associated with our use of third party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third party service providers and potential fourth party risks when handling and/or processing employee, business, or customer data.

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

We, in coordination with external experts, have implemented a cyber and data security incident response plan that has four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) identification, analysis, and notification of a security incident by external experts, as applicable, 3) containment, eradication, and recovery, and 4) post-incident analysis and learnings for future preparedness. Such incident responses are managed by our outsourced IT managed services provider, Chief Financial Officer (“CFO”), and department managers, who, together, comprise our primary incident response team. As part of our cybersecurity risk management process, our incident response team logs and tracks privacy and security incidents across the Partnership, vendors, third party service providers, and other business partners. Cyber and data security incidents are evaluated to determine materiality, as well as operational, business, and privacy impact, ranked by severity, and prioritized for response and remediation. Significant incidents are evaluated by the primary incident response team to determine whether further escalation is appropriate, and any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to the Chief Executive Officer (“CEO”). We consult with outside counsel and other subject matter experts regarding materiality analysis, disclosure, and other compliance matters, as appropriate, and our executive officers, with input from the Board of Managers, as appropriate, make the final materiality determinations and disclosure and other compliance decisions. Our management apprises the Partnership’s independent public accounting firm of matters and any relevant developments.

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

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profit and leasehold interests in properties located in 594 counties and parishes in 28 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third party subscription services. Consequently, the exact number of wells producing from or drilling on the Royalty Properties at a given point in time is not easily determinable. The primary manner by which we will become aware of activity on the Royalty Properties is the receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth, as of December 31, 2024, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased.

			Overriding
	Mineral	Royalty	Royalty	Leasehold
Number of States	28	17	17	8
Number of Counties/Parishes	525	196	151	33
Gross Acres	2,951,000	679,000	370,000	24,000
Net Acres (where applicable)	471,000	-	-	-

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

The following table sets forth, as of December 31, 2024, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located. Overriding royalty interests are only included in gross acre totals.

State	Gross	Net	State	Gross	Net
Alabama	105,000	8,000	Montana	366,000	81,000
Arkansas	49,000	16,000	Nebraska	3,000	< 500
Colorado	73,000	5,000	New Mexico	58,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	523,000	82,000
Idaho	17,000	2,000	Ohio	< 500	< 500
Illinois	5,000	1,000	Oklahoma	273,000	19,000
Indiana	< 500	< 500	Oregon	6,000	1,000
Kansas	14,000	2,000	Pennsylvania	10,000	6,000
Kentucky	2,000	1,000	South Dakota	55,000	11,000
Louisiana	136,000	3,000	Texas	2,041,000	171,000
Michigan	54,000	3,000	Utah	6,000	< 500
Mississippi	81,000	9,000	West Virginia	< 500	< 500
Missouri	< 500	< 500	Wyoming	32,000	2,000

Leasing Activity

We received $0.3 million during 2024 attributable to lease bonus on 19 leases or extension of existing leases in lands located in nine counties in four states. These leases reflected bonus payments ranging up to $5,000/acre and initial royalty terms ranging up to 25%. The following table sets forth a summary of leases and pooling elections consummated during 2022, 2023 and 2024.

	2024	2023	2022
Number	19	14	31
Number of States	4	3	4
Number of Counties	9	11	17
Average Royalty(1)	24.3%	25.0%	24.2%
Average Bonus, $/acre(1)	$532	$18,385	$10,268
Total Lease Bonus (in millions)	$0.3	$12.7	$8.7

(1)	Based on net acreage weighted average.

Payments received for shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our accompanying consolidated financial statements in other operating revenues.

Net Profits Interests

The NPI represents a net profits overriding royalty interest burdening various properties owned by the Operating Partnership. We receive monthly payments from the NPI equaling 96.97% of the net profits realized by the Operating Partnership from these properties in the preceding month. In the event costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the NPI, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit. In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of December 31, 2024, the Minerals NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $3.5 million.

Acreage Summary

The following tables set forth, as of December 31, 2024, information concerning properties owned by the Operating Partnership and subject to the NPI. Acreage amounts listed under “Leasehold” reflect gross acres leased by the Operating Partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the Operating Partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The Operating Partnership's interest in these properties may be unleased, leased by others or a combination thereof. In addition to amounts listed below, the Operating Partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

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

Productive Well Summary

The following table sets forth, as of December 31, 2024, the approximate combined number of producing wells on the properties subject to the NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by our working interest in those wells.

	Productive Wells/Units(1)
	Gross	Net
Texas	543	18
North Dakota	552	11
All others	284	9
Total	1,379	38

(1)	Defined as all wells/units for which we received production revenue during the calendar year. Large, multi-well units paid on an aggregate basis are included as one gross well.

New Well Activity

The following table sets forth first payments received for new wells on our Royalty Properties and NPI properties during 2024. The majority of the activity was concentrated in the Permian Basin, Bakken region, South Texas, and the Rockies. Included in the table below are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

	Royalty	Net Profits
	Properties(1)	Interest
Gross Wells	1,943	146
Net Wells	12	2
Number of States	7	5
Number of Counties/Parishes	49	17

(1)	130 gross and less than one net well additions were attributable to acquisitions closed during 2023. These well additions were in nine counties and parishes and three states. 1,110 gross and eight net well additions were attributable to acquisitions closed during 2024. These well additions were in 15 counties in three states. We anticipate receiving more first payments for new wells attributable to acquisitions closed during 2024 in the first half of 2025.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the Operating Partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The below table reflects the Partnership's proved developed producing reserves at December 31, 2024. The reserves are based on the reports of independent petroleum engineering consulting firm LaRoche Petroleum Consultants, Ltd. (“LPC”), who is registered with the Engineering Board of the State of Texas and has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by LPC are attached hereto as Exhibits 99.1 and 99.2.

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

	Summary of Oil and Natural Gas Reserves as of Fiscal Year-End
	All Proved Developed Producing and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil(2)	Natural Gas	Oil(2)	Natural Gas	Oil(2)	Natural Gas
	(mbbls)	(mmcf)	(mbbls)	(mmcf)	(mbbls)	(mmcf)
2024	9,398	31,651	1,671	3,948	11,069	35,599
2023	6,642	28,138	1,676	5,213	8,318	33,351
2022	7,251	31,946	1,669	7,207	8,920	39,153

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the Operating Partnership’s interests in the NPI properties.
(2)	Oil reserves include volumes attributable to natural gas liquids.

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

As of December 31, 2024, there were22,793 common unitholders.

Our partnership agreement requires that we make quarterly distributions in an amount equal to all funds that we receive from the Royalty Properties and the NPI (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves.

Performance Graph

The Performance Graph below compares the cumulative five-year total unitholder return on our common units beginning December 31, 2019 and for each subsequent year end through and including December 31, 2024, with cumulative returns of the S&P 500 Index and an industry peer group selected by us. The industry peer group we selected is comprised of the following companies: Black Stone Minerals, L.P., Viper Energy, Inc., Sitio Royalties Corp., and Kimbell Royalty Partners, L.P.

The Performance Graph assumes $100 was invested in our common units and in each of the other indices described above on December 31, 2019. Distribution or dividend reinvestments have been assumed on the payment dates. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Dorchester Minerals, L.P.	$100.00	$62.90	$125.23	$215.16	$257.02	$300.03
Industry Group	$100.00	$51.65	$93.09	$149.33	$150.12	$180.02
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02

Issuer Purchases of Equity Securities

				(c)	(d)
				Total	Maximum
				Number of	Number
				Units	of Units that
				Purchased	May
				as	Yet Be
	(a)		(b)	Part of	Purchased
	Total		Average	Publicly	Under the
	Number of		Price	Announced	Plans
	Units		Paid	Plans	or
Period	Purchased		per Unit	or Programs	Programs
October 1, 2024 – October 31, 2024	-		N/A	-	100,259	(1)
November 1, 2024 – November 30, 2024	-		N/A	-	100,259	(1)
December 1, 2024 – December 31, 2024	33,454	(2)	$32.82	33,454	66,805	(1)
Total	33,454		$32.82	33,454	66,805	(1)

(1)	The number of common units that our General Partner may grant under the Dorchester Minerals Management LP Equity Incentive Program, as amended and restated as of October 4, 2023, which was approved by our common unitholders on October 4, 2023 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2024, the maximum number of common units that could be purchased under the Equity Incentive Program is 131,812 common units.

(2)

Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 5, 2024 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Objective

The following discussion summarizes our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2024 and 2023 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Annual Report. A discussion of results of operations and liquidity and capital resources for fiscal year 2022 has been omitted from this report but may be found at “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024, and is incorporated by reference in this report from such prior Annual Report on Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from period to period, and the primary factors that accounted for those changes.

2024 Overview

Our results during 2024 were mainly driven by increases in Royalty Properties sales volumes from continued drilling activity in the Permian Basin and Bakken region and incremental production from 2023 and 2024 acquisitions, offset by decreases in NPI sales volumes, leasing activity, and lower industrywide realized natural gas sales prices versus 2023. Significant results include the following:

●	Net income of $92.4 million;

●	Distributions of $146.5 million to our limited partners;

●	Acquisition of mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership's registration statements on Form S-4;

●

Acquisition of overriding royalty interests representing approximately 1,204 net royalty acres located in Weld County, Colorado in exchange for 530,000 common units representing limited partnership interests in the Partnership valued at $16.0 million and issued pursuant to the Partnership's registration statement on Form S-4;

●

Acquisition of mineral interests representing approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership's registration statement on Form S-4; and

●

First payments on 1,943 gross and 12 net new wells on our Royalty Properties, of which 1,240 gross and eight net wells were attributable to our 2023 and 2024 acquisitions, and 146 gross and two net new wells on our NPI properties. The wells were located in 53 counties and parishes in eight states with the majority of the activity concentrated in the Permian Basin, Bakken region, South Texas, and the Rockies. Included in these totals are wells in which we own both a royalty interest and a net profits overriding royalty interest. Wells with such overlapping interests are counted in both categories.

Critical Accounting Estimates

The Partnership’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United State (“U.S. GAAP”), which requires us to make certain estimates and apply judgments that affect our financial position and results of operations as reflected in our consolidated financial statements. Actual results may differ from those estimates. The Partnership’s accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

Management continually reviews our accounting policies, how they are applied, and how they are reported and disclosed in our consolidated financial statements. The following items require significant estimation or judgment:

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

	Years Ended December 31,
Accrual basis sales volumes:	2024	2023	% Change
Royalty Properties natural gas sales (mmcf)	5,680	5,110	11%
Royalty Properties oil sales (mbbls)	1,943	1,518	28%
NPI natural gas sales (mmcf)	2,134	2,301	(7)%
NPI oil sales (mbbls)	645	740	(13)%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$1.37	$2.39	(43)%
Royalty Properties oil sales ($/bbl)	$66.74	$67.39	(1)%
NPI natural gas sales ($/mcf)	$1.54	$2.65	(42)%
NPI oil sales ($/bbl)	$64.02	$67.44	(5)%

Comparison of the years ended December 31, 2024 and 2023

The increase in oil sales volumes attributable to our Royalty Properties during 2024 versus 2023 is primarily a result of higher suspense releases on new wells in the Permian Basin and Bakken region, suspense releases on first payments in the Permian Basin from wells acquired in the third quarter of 2024, higher suspense releases on first payments in the Rockies from wells acquired in the third quarter of 2024 and first quarters of 2024 and 2022, and increased baseline production in South Texas from wells acquired in 2023 and 2022, partially offset by lower suspense releases from first payments on acquired wells in South Texas and decreased baseline production in the Permian Basin, Bakken region, and the Rockies, particularly in the fourth quarter of 2024 compared to the same period of 2023. The increase in natural gas sales volumes attributable to our Royalty Properties during 2024 compared to 2023 is primarily attributable to higher baseline production and higher suspense releases on new wells in the Permian Basin, suspense releases on first payments in the Permian Basin from wells acquired in the third quarter of 2024, higher suspense releases on first payments in the Rockies from wells acquired in the first and third quarters of 2024, higher suspense releases on first payments and increased baseline production in East Texas from wells acquired in 2022, and increased baseline production in the Mid-Continent, partially offset by decreased baseline production and lower suspense releases from first payments on acquired wells in South Texas and decreased production from legacy wells in the Rockies, Fayetteville Shale, Barnett Shale, and Southeast.

The decrease in oil sales volumes attributable to our NPI properties during 2024 versus 2023 is primarily the result of lower suspense releases on new wells in the Permian Basin, partially offset by increased baseline production in the Permian Basin and Bakken region and higher suspense releases on new wells in the Bakken region. The decrease in natural gas sales volumes attributable to our NPI properties during 2024 compared to 2023 is primarily the result of lower suspense releases on new wells in the Permian Basin and Mid-Continent, partially offset by higher suspense releases on new wells in the Bakken region and increased baseline production in the Permian Basin, Bakken region, and Mid-Continent.

The decrease in lease bonus revenue from 2023 to 2024 is primarily attributable to receipt of $11.8 million from a lease and lease amendment transaction executed in 2023, wherein the Partnership leased 243 net acres in two tracts of land in Reagan County, Texas for $30,000 per acre and a 25% royalty and amended an existing lease on two separate tracts of land also totaling 243 net acres in Reagan County, Texas for $18,750 per acre.

Production taxes and operating expenses increased a combined 19% from 2023 to 2024. The increase is primarily a result of higher proportionate oil production taxes due to higher oil sales revenue attributable to our Royalty Properties and higher proportionate post-production costs, such as compression, transportation, processing, and marketing, due to higher oil and natural gas sales volumes attributable to our Royalty Properties.

Depreciation, depletion and amortization increased 62% from 2023 to 2024. Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of reserves extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions and suspense releases on new wells.

General and administrative expenses increased 7% from 2023 to 2024. The increase is primarily attributable to higher compensation expenses due to market adjustments, increased bonuses and an expanded Equity Incentive Program designed for employee retention, and increased legal and other professional services fees, partially offset by a decrease resulting from one-time, non-recurring professional services expenses of $1.2 million related to an unsuccessful acquisition in the first nine months of 2023.

Net cash provided by operating activities decreased 5% from 2023 to 2024. The decrease is primarily due to lower NPI payment receipts and lower lease bonus receipts, partially offset by higher revenue receipts attributable to our Royalty Properties, net of production and operating expenses.

Acquisitions for Units

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership, the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $8.8 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired overriding royalty interests totaling approximately 1,204 net royalty acres located in Weld County, Colorado in exchange for 530,000 common units representing limited partnership interests in the Partnership valued at $16.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $1.4 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024.

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.4 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024.

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

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.3 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023. Final settlement net cash received, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024.

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

To the extent necessary to avoid unrelated business taxable income, our partnership agreement prohibits us from incurring indebtedness, excluding trade payables, in excess of $50,000 in the aggregate at any given time or which would constitute “acquisition indebtedness” (as defined in Section 514 of the Code).

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of increased oil and natural gas market volatility caused by ongoing global military conflicts, global supply chain disruptions and the recent rise in inflation and interest rates. Although demand and market prices for oil and natural gas have remained strong due to the rising energy use and worldwide shortage of oil due to sanctions implemented on Russia, we cannot predict events that may lead to future price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including the evolution of COVID-19 and any ongoing variants, along with the military conflict between Russia and Ukraine and the conflict between Israel and Hamas which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by COVID-19 or any ongoing variants and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. Despite recent improvements, the current economic environment is volatile, and therefore, we cannot predict the ultimate impact that COVID-19, the ongoing military conflict between Russia and Ukraine or the ongoing conflict between Israel and Hamas will have on our liquidity or cash flows.

Liquidity and Working Capital

Cash and cash equivalents were $42.5 million as of December 31, 2024 and $47.0 million as of December 31, 2023.

Distributions

Distributions to limited partners and the General Partner related to cash receipts were as follows:

					In Thousands
				Per Unit	Limited	General
Year	Quarter	Record Date	Payment Date	Amount	Partners	Partner
2023	4th	January 29, 2024	February 8, 2024	$1.007874	$39,895	$1,517
2024	1st	April 29, 2024	May 9, 2024	$0.781837	31,343	1,092
2024	2nd	July 29, 2024	August 8, 2024	$0.702058	28,144	974
2024	3rd	October 28, 2024	November 7, 2024	$0.995785	47,140	1,776
	Total distributions paid in 2024				$146,522	$5,359
2024	4th	February 3, 2025	February 13, 2025	$0.739412	$35,004	$1,291

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interest

We receive monthly payments from the Operating Partnership equal to 96.97% of the net proceeds realized by the Operating Partnership from the properties underlying the Net Profits Interest (or “NPI”). The Operating Partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The Operating Partnership made NPI payments to us totaling $23.9 million during October 2023 through September 2024, which payments reflected 96.97% of total net proceeds of $24.6 million realized from September 2023 through August 2024. Net proceeds realized by the Operating Partnership during September through November 2024 were reflected in NPI payments made during October through December 2024. These payments were included in the fourth quarter distribution paid February 13, 2024 and are excluded from this 2024 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the costs described above, including cash reserves, our net cash receipts from the Royalty Properties during October 2023 through September 2024 were $128.0 million, of which $122.9 million (96%) was distributed to the limited partners and $5.1 million (4%) was distributed to the General Partner. Proceeds received by us from the Royalty Properties during October through December 2024 became part of the fourth quarter distribution paid in early 2025, which is excluded from this 2024 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2023 through September 2024 demonstrates the method:

	In Thousands
	Limited	General
	Partners	Partner
4% of net cash receipts from Royalty Properties	$-	$5,120
96% of net cash receipts from Royalty Properties	122,879	-
1% of NPI payments to our Partnership	-	239
99% of NPI payments to our Partnership	23,643	-
Total distributions	$146,522	$5,359
Operating Partnership share (3.03% of net proceeds)		746
Total General Partner share		$6,105
% of total	96%	4%

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

During the period October 2023 through September 2024, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash, as defined in "Item 1 – Business".

Fourth Quarter 2024 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the 2024 fourth quarter totaled $34.9 million. Approximately 68% of these receipts reflect oil sales during September 2024 through November 2024 and natural gas sales during August 2024 through October 2024, and approximately 32% from prior sales periods. The average indicated prices for oil and natural gas sales attributable to the Royalty Properties during the 2024 fourth quarter were $64.25/bbl and $1.22/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the 2024 fourth quarter totaled $5.4 million. Approximately 61% of these receipts reflect oil and natural gas sales during August 2024 through October 2024, and approximately 39% from prior sales periods. The average indicated prices for oil and natural gas sales attributable to the NPI were $63.93/bbl and $1.24/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our General Partner for certain allocable costs, including rent, wages, salaries and employee benefit plans that are not direct expenses. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. For the year ended December 31, 2024, the reimbursement amounts actually paid or reserved did not exceed the limitation.

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

Furthermore, from 2022 through 2024, multiple global military conflicts arose, causing instability in the international economy which may lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequences of these ongoing conflicts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2024. The independent registered public accounting firm of Grant Thornton LLP (PCAOB ID Number 248), as auditors of the Partnership’s consolidated financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter and year ended December 31, 2024, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of any “Non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item, including information about our Managers, Executive Officers and Audit Committee, is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2024.

Insider Trading Arrangements and Policies

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of our securities by our Managers, the officers and employees of the Operating Partnership, or the Partnership itself that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NASDAQ listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2024.

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
3.9

Second Amended and Restated Limited Liability Company Agreement of Dorchester Minerals Management GP LLC (incorporated by reference to Exhibit 3.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on October 18, 2024)

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

10.8#	Amendment No. 1 to the Dorchester Minerals Management LP Equity Incentive Program (incorporated by reference to Exhibit 10.2 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on October 6, 2023)
10.9#	Form of Common Unit Award Agreement (incorporated by reference to Exhibit 10.9 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2023)
10.10#	Form of Notional Unit Award Agreement (incorporated by reference to Exhibit 10.10 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2023)
10.11	Contribution and Exchange Agreement dated September 12, 2024, by and among Dorchester Minerals, L.P., West Texas Minerals LLC, Carrollton Mineral Partners, LP, Carrollton Mineral Partners Fund II, LP, Carrollton Mineral Partners III, LP, Carrollton Mineral Partners III-B, LP, Carrollton Mineral Partners IV, LP, CMP Permian, LP, CMP Glasscock, LP, and Carrollton Royalty, LP. (incorporated by reference to Exhibit 2.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on September 16, 2024)
10.12#	Letter Agreement dated September 30, 2024 by and among Carrollton Mineral Partners, LP and the members of Dorchester Minerals Management GP, LLC (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on October 18, 2024)
19.1*##	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	Certification of Chief Executive Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer of our Partnership pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350
97.1*	Dorchester Minerals, L.P. Clawback Policy
99.1*	Report of LaRoche Petroleum Consultants, Ltd.
99.2*	Report of LaRoche Petroleum Consultants, Ltd.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement
##	Certain schedules and/or appendices have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or appendix will be furnished to the Securities and Exchange Commission upon request.

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

"Future estimated net revenues" (also referred to as "future estimated net cash flow") means the result of applying current prices of oil and natural gas to estimated future production from oil and natural gas proved reserves, reduced by estimated future expenditures, based on current costs to be incurred in developing and producing the proved reserves, excluding overhead.

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

"mcf” means one thousand cubic feet of natural gas under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.

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

"mmcf” means one million cubic feet of natural gas under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.

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

“Reservoir” A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

“Reserves” Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

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

Date: February 20, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William Casey McManemin	/s/ H.C. Allen, Jr.
William Casey McManemin Chairman and Manager Date: February 20, 2025	H.C. Allen, Jr. Manager Date: February 20, 2025

/s/ Lesley R. Carver	/s/ Allen D. Lassiter
Lesley R. Carver Manager Date: February 20, 2025	Allen D. Lassiter Manager Date: February 20, 2025

/s/ Martha Ann Peak Rochelle	/s/ C. W. Russell
Martha Ann Peak Rochelle Manager Date: February 20, 2025	C. W. Russell Manager Date: February 20, 2025

/s/ Ronald P. Trout	/s/ Robert C. Vaughn
Ronald P. Trout Manager Date: February 20, 2025	Robert C. Vaughn Manager Date: February 20, 2025

/s/ F. Damon Box
F. Damon Box Manager Date: February 20, 2025

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2024, and our report dated February 20, 2025 expressed an unqualified opinion on those financial statements.

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

February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 20, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

February 20, 2025

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31,

(In Thousands)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$42,508	$47,025
Trade and other receivables	19,780	14,407
Net profits interest receivable - related party	5,544	8,275
Total current assets	67,832	69,707

Oil and natural gas properties (full cost method)	727,446	507,057
Accumulated full cost depletion	(429,435)	(386,939)
Total	298,011	120,118

Leasehold improvements	989	989
Accumulated amortization	(606)	(514)
Total	383	475

Operating lease right-of-use asset	586	765
Total assets	$366,812	$191,065

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$3,984	$4,195
Operating lease liability	263	272
Total current liabilities	4,247	4,467

Operating lease liability	777	1,041
Total liabilities	5,024	5,508

Commitments and contingencies (Note 5)

Partnership capital:
General Partner	(1,997)	113
Unitholders (47,340 and 39,583 common units issued and outstanding as of December 31, 2024 and 2023, respectively)	363,785	185,444
Total partnership capital	361,788	185,557
Total liabilities and partnership capital	$366,812	$191,065

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31,
(In Thousands, except per unit amounts)

	2024	2023	2022
Operating revenues:
Royalties	$137,465	$114,531	$133,262
Net profits interest	21,856	34,338	28,207
Lease bonus	314	12,668	8,661
Other	1,888	2,262	670
Total operating revenues	161,523	163,799	170,800

Costs and expenses:
Production taxes	6,884	5,776	6,582
Operating expenses	7,671	6,435	6,307
Depreciation, depletion and amortization	42,588	26,307	19,083
General and administrative expenses	11,931	11,164	8,221
Total costs and expenses	69,074	49,682	40,193
Net income	$92,449	$114,117	$130,607

Allocation of net income:
General Partner	$3,249	$3,728	$4,486
Unitholders	$89,200	$110,389	$126,121
Net income per common unit (basic and diluted)	$2.13	$2.85	$3.35
Weighted average basic and diluted common units outstanding	41,811	38,783	37,624

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31,

(In Thousands)

	General Partner	Unitholders	Total	Unitholder Units
2022
Balance at January 1, 2022	$982	$141,428	$142,410	36,985
Net income	4,486	126,121	130,607	-
Acquisitions of oil and natural gas properties for common units	-	35,194	35,194	1,387
Distributions ($3.497244 per common unit)	(4,792)	(131,901)	(136,693)	-
Balance at December 31, 2022	$676	$170,842	$171,518	38,372

2023
Net income	$3,728	$110,389	$114,117	-
Acquisitions of oil and natural gas properties for common units	-	35,777	35,777	1,211
Distributions ($3.395933 per common unit)	(4,291)	(131,564)	(135,855)	-
Balance at December 31, 2023	$113	$185,444	$185,557	39,583

2024
Net income	$3,249	$89,200	$92,449	-
Acquisitions of oil and natural gas properties for common units	-	235,663	235,663	7,757
Distributions ($3.487554 per common unit)	(5,359)	(146,522)	(151,881)	-
Balance at December 31, 2024	$(1,997)	$363,785	$361,788	47,340

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31,

(In Thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$92,449	$114,117	$130,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,588	26,307	19,083
Amortization of operating lease right-of-use asset	179	194	209
Changes in operating assets and liabilities:
Trade and other receivables	(4,513)	(442)	(3,138)
Net profits interest receivable - related party	2,731	(1,105)	(348)
Accounts payable and other current liabilities	(522)	1,052	930
Operating lease liability	(273)	(281)	(291)
Net cash provided by operating activities	132,639	139,842	147,052

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	14,725	2,284	2,089

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(151,881)	(135,855)	(136,693)
(Decrease) Increase in cash and cash equivalents	(4,517)	6,271	12,448
Cash and cash equivalents at beginning of period	47,025	40,754	28,306
Cash and cash equivalents at end of period	$42,508	$47,025	$40,754

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions of oil and natural gas properties	$235,663	$35,777	$35,194

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

Basis of Presentation

The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Dorchester Minerals, L.P., Dorchester Minerals Oklahoma, LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, Dorchester-Maecenas GP LLC, The Buffalo Co., A Limited Partnership, and DMLPTBC GP LLC, and DMLP Terra Firma LLC. All intercompany balances and transactions have been eliminated in consolidation.

Recent Events

Recent Events – We are continuing to closely monitor future OPEC actions and the ongoing global military conflicts which arose from 2022 through 2024, on all aspects of our business, including how these events may impact our future operations, financial results, liquidity, the employees of Dorchester Minerals Operating LP, and operators. The ongoing global military conflicts could continue into 2025 and could lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. We cannot predict the long-term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the duration and international impact of the ongoing global military conflicts. These situations remain fluid and unpredictable, and we are actively managing our response.

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

Concentration of Credit Risks and Significant Customers — Our Partnership, as a royalty owner, has no control over the volumes or method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI. Royalties operating revenues from properties operated by Exxon Mobil Corporation and Diamondback Energy, Inc. represented approximately 16% and 15% of total operating revenues for the year ended December 31, 2024, respectively. Royalties operating revenues from properties operated by Pioneer Natural Resources Company represented approximately 11%, and 12% of total operating revenues for the years ended December 31, 2023 and 2022, respectively. If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or the results of operations.

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

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. For the purposes of determining the capitalized costs ceiling, our Partnership only assigned value to proved developed producing oil and natural gas reserves as of  December 31, 2024. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years ended  December 31, 2024, 2023 and 2022 as a result of the full cost ceiling test.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands a public entity’s annual and interim disclosure requirements about their reportable segments, primarily through more detailed disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We have adopted this standard for our fiscal year 2024 annual consolidated financial statements and interim condensed consolidated financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the consolidated financial statements. See Note 8 — Segment Reporting for further information.

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclosure additional information about certain costs and expenses included in relevant expense captions presented on the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating ASU 2024-03 to determine its impact on the Partnership’s disclosures.

The Partnership considers the applicability and impact of all ASUs. There are no other recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

3.	Acquisitions for Units

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership, the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $8.8 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024. The consolidated balance sheet as of December 31, 2024 includes $193.7 million of net proved oil and natural gas properties acquired in the transaction.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired overriding royalty interests totaling approximately 1,204 net royalty acres located in Weld County, Colorado in exchange for 530,000 common units representing limited partnership interests in the Partnership valued at $16.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $1.4 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024. The consolidated balance sheet as of December 31, 2024 includes $14.6 million of net proved oil and natural gas properties acquired in the transaction.

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.4 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024. The consolidated balance sheet as of December 31, 2024 includes $12.3 million of net proved oil and natural gas properties acquired in the transaction.

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

On August 31, 2023, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 568 net royalty acres located in three counties in Texas in exchange for 374,000 common units representing limited partnership interests in the Partnership valued at $10.4 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $0.3 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2023. The consolidated balance sheet as of December 31, 2023 includes $10.1 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024.

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

Our General Partner owns all of the partnership interests in the Operating Partnership. It is the employer of all personnel, owns the working interests and other properties underlying our NPI, and provides day-to-day operational and administrative services to us and the General Partner. In accordance with our partnership agreement, we reimburse the General Partner for certain allocable general and administrative costs, including rent, salaries, and employee equity and benefit plans that are not direct expenses. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2024, 2023 and 2022. Additionally, certain reimbursable direct expenses such as professional and regulatory fees, as well as certain general and administrative costs that are related to regulatory matters, are not limited. Significant related party activity between the Partnership and the Operating Partnership that is included in the Partnership’s consolidated balance sheet and consolidated income statement as of and for the years ended  December 31, 2024, 2023 and 2022 consists of the following:

	In Thousands
From/To Operating Partnership	2024	2023	2022
Net profits interest receivable	$5,544	$8,275	$7,170
Net profits interest revenue	$21,856	$34,338	$28,207
General & administrative expenses (receivable)/ payable	$(199)	$162	$68
Total general & administrative expenses	$6,485	$5,108	$3,399

5.	Commitments and Contingencies

Our Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results.

6.	Distribution To Holders of Common Units

On January 23, 2025, the Partnership announced its cash distribution for the fourth quarter of 2024 of $0.739412 per common unit, representing activity for the three-month period ended December 31, 2024, payable to common unitholders on record as of February 3, 2025. This distribution was paid on February 13, 2025. The partnership agreement requires the next cash distribution to be paid by May 15, 2025.

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

Lease expense for the years ended  December 31, 2024, 2023 and 2022 was as follows:

	In Thousands
	2024	2023	2022
Operating lease expense	$262	$262	$262

Supplemental cash flow information related to leases was as follows:

	In Thousands
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$356	$350	$344

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

	2024	2023	2022

Weighted-Average Remaining Lease Term (months)
Operating lease	50	62	74
Weighted-Average Discount Rate
Operating lease	5%	5%	5%

Maturities of lease liabilities are as follows:

In Thousands
2024
2025	$362
2026	368
2027	374
2028	380
2029	63
Thereafter	-
Total lease payments	1,547
Less amount representing interest	(507)
Total lease obligation	$1,040

8.	Segment Reporting

The Partnership manages its business activities on a consolidated basis and operates in a single operating and reportable segment. Operating segments are defined as components of a public entity that engages in business activities and for which discrete financial information and operating results are available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. As disclosed in Note 1 – Business and Basis of Presentation, our business may be described as the acquisition, ownership and administration of Royalty Properties and the NPI. See Note 2 – Summary of Significant Accounting Policies for a summarization of the Partnerships revenue recognition policy.

The Partnership’s Chief Executive Officer (“CEO”) has been determined to be the chief operating decision maker of the Partnership. The CEO uses Net income, as reported on our Consolidated Income Statements, to assess financial performance and allocate resources on a consolidated basis. The CEO manages and evaluates the results of the Partnership on a consolidated basis, and Net income is used to evaluate key operating decisions, such as making strategic acquisitions, determining transaction structures to capitalize on the development of the properties underlying our mineral interests, and allocating resources for general and administrative expenditures. The CEO does not review consolidated balance sheet assets when assessing segment performance and deciding how to allocate resources. Disaggregated operating revenues of the Partnership’s single segment and all significant segment expenses are presented separately on the Partnership’s Consolidated Income Statements. There are no other significant segment expenses or other segment items that would require disclosure.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Oil and Natural Gas Reserve and Standardized Measure

The NPI represents a net profits overriding royalty interest burdening various properties owned by the Operating Partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 594 counties and parishes in 28 states. Amounts set forth herein attributable to the NPI reflects our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2024 that would have a material effect on our estimated proved developed reserves.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2024	2023	2022	2024	2023	2022
Estimated quantity, beginning of year	8,318	8,920	9,175	33,351	39,153	37,899
Revisions in previous estimates	2,927	1,283	1,096	4,799	839	3,508
Purchase of reserves in place (1)	2,429	374	457	5,296	743	3,615
Production	(2,605)	(2,259)	(1,808)	(7,847)	(7,384)	(5,869)
Estimated quantity, end of year	11,069	8,318	8,920	35,599	33,351	39,153

(1) During 2024, the Partnership acquired mineral, royalty, and overriding royalty interests representing approximately 16,914 net royalty acres in 16 counties across three states. The acquisitions represented 2,429 mbbls and 5,296 mmcf of 2024 purchases of minerals in place.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2024	2023	2022
Future estimated gross revenues	$667,840	$559,865	$899,159
Future estimated production costs	(43,476)	(35,026)	(55,363)
Future estimated net revenues	624,364	524,839	843,796
10% annual discount for estimated timing of cash flows	(291,958)	(252,761)	(424,643)
Standardized measure of discounted future estimated net cash flows	$332,406	$272,078	$419,153
Sales of oil and natural gas produced, net of production costs	$(146,050)	$(137,015)	$(146,938)
Net changes in prices and production costs	(7,280)	(122,884)	163,535
Net change due to purchase of minerals in place	69,946	9,813	31,202
Revisions of previous quantity estimates	109,971	54,220	46,192
Accretion of discount	27,208	41,915	26,947
Change in production rate and other	6,533	6,876	28,748
Net change in standardized measure of discounted future estimated net cash flows	$60,328	$(147,075)	$149,686
Depletion of oil and natural gas properties (dollars per mcfe)	$1.81	$1.25	$1.14
Property acquisition costs	$220,389	$34,084	$32,921
Average oil price per barrel (1)(2)	$61.19	$66.04	$84.70
Average natural gas price per mcf (1)	$1.04	$1.90	$5.57

(1)	Includes Royalty and NPI prices combined by volumetric proportions and represents the 12-month unweighted average of first-day-of-the-month commodity prices for the periods presented with adjustments for basin differentials.
(2)	Includes oil and natural gas liquids prices combined by volumetric proportions.