Form 10-Q
period 2025-03-31
DORCHESTER MINERALS, L.P.
filed 2025-05-08
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of common units representing limited partnership interests outstanding as of May 8, 2025: 47,339,756

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) and in this Quarterly Report, in the Partnership’s other filings with the SEC and elsewhere in this Quarterly Report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises, the conflict in Ukraine, the conflict in the Middle East, changes in the operations on or development of our properties, changes in economic and industry conditions (including changes to tariff and import/export regulations by the United States or other countries) and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$41,545	$42,508
Trade and other receivables	21,358	19,780
Net profits interest receivable - related party	5,558	5,544
Total current assets	68,461	67,832

Oil and natural gas properties (full cost method)	725,844	727,446
Accumulated full cost depletion	(446,171)	(429,435)
Total	279,673	298,011

Leasehold improvements	989	989
Accumulated amortization	(629)	(606)
Total	360	383

Operating lease right-of-use asset	544	586
Total assets	$349,038	$366,812

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$4,929	$3,984
Operating lease liability	261	263
Total current liabilities	5,190	4,247

Operating lease liability	713	777
Total liabilities	5,903	5,024

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	(2,656)	(1,997)
Unitholders (47,340 common units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	345,791	363,785
Total partnership capital	343,135	361,788
Total liabilities and partnership capital	$349,038	$366,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Operating revenues
Royalties	$37,830	$24,877
Net profits interest	4,793	5,598
Lease bonus and other	541	504
Total operating revenues	43,164	30,979

Costs and expenses
Operating, including production taxes	4,447	2,623
Depreciation, depletion and amortization	16,759	6,920
General and administrative	4,316	3,269
Total costs and expenses	25,522	12,812

Net income	$17,642	$18,167

Allocation of net income
General Partner	$632	$605
Unitholders	$17,010	$17,562
Net income per common unit (basic and diluted)	$0.36	$0.44
Weighted average basic and diluted common units outstanding	47,340	39,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended March 31, 2024
Balance at January 1, 2024	$113	$185,444	$185,557	39,583
Net income	605	17,562	18,167
Acquisition of oil and natural gas properties for common units	-	17,041	17,041	505
Distributions ($1.007874 per common unit)	(1,517)	(39,895)	(41,412)
Balance at March 31, 2024	$(799)	$180,152	$179,353	40,088

Three Months Ended March 31, 2025
Balance at January 1, 2025	$(1,997)	$363,785	$361,788	47,340
Net income	632	17,010	17,642
Distributions ($0.739412 per common unit)	(1,291)	(35,004)	(36,295)
Balance at March 31, 2025	$(2,656)	$345,791	$343,135	47,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net cash provided by operating activities	$33,394	$27,967

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	1,938	4,157

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(36,295)	(41,412)

Decrease in cash and cash equivalents	(963)	(9,288)
Cash and cash equivalents at beginning of period	42,508	47,025

Cash and cash equivalents at end of period	$41,545	$37,737

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of oil and natural gas properties	$-	$17,041

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands a public entity’s annual and interim disclosure requirements about their reportable segments, primarily through more detailed disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We adopted this standard for our fiscal year 2024 annual consolidated financial statements and interim condensed consolidated financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the consolidated financial statements. See Note 6 — Segment Reporting for further information.

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information about certain costs and expenses included in relevant expense captions presented on the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating ASU 2024-03 to determine its impact on the Partnership’s disclosures.

The Partnership considers the applicability and impact of all ASUs. There are no other recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption.

3.	Acquisitions for Common Units

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The condensed consolidated balance sheet as of December 31, 2024 includes $193.7 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs paid, of $1.9 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2025.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired royalty interests totaling approximately 1,204 net royalty acres located in Weld County, Colorado in exchange for 530,000 common units representing limited partnership interests in the Partnership valued at $16.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The condensed consolidated balance sheet as of December 31, 2024 includes $14.6 million of net proved oil and natural gas properties acquired in the transaction.

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from January 1, 2024 through March 25, 2024 of $4.0 million. The contributed cash of $4.0 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2024. The condensed consolidated balance sheet as of December 31, 2024 includes $12.3 million of net proved oil and natural gas properties acquired in the transaction.

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

On April 24, 2025, the Partnership announced its cash distribution for the first quarter of 2025 of $0.725835 per common unit, representing activity for the three-month period ended March 31, 2025, payable to common unitholders of record as of May 5, 2025. This distribution will be paid on May 15, 2025. The partnership agreement requires the next cash distribution to be paid by August 14, 2025.

6.	Segment Reporting

The Partnership manages its business activities on a consolidated basis and operates in a single operating and reportable segment. Operating segments are defined as components of a public entity that engages in business activities and for which discrete financial information and operating results are available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. As disclosed in Note 1 – Business and Basis of Presentation, our business may be described as the acquisition, ownership and administration of Royalty Properties and the NPI. See Note 2 – Summary of Significant Accounting Policies in the Partnership’s Annual Report for a summarization of the Partnerships revenue recognition policy.

The Partnership’s Chief Executive Officer (“CEO”) has been determined to be the chief operating decision maker of the Partnership. The CEO uses Net income, as reported on our Condensed Consolidated Income Statements, to assess financial performance and allocate resources on a consolidated basis. The CEO manages and evaluates the results of the Partnership on a consolidated basis, and Net income is used to evaluate key operating decisions, such as making strategic acquisitions, determining transaction structures to capitalize on the development of the properties underlying our mineral interests, and allocating resources for general and administrative expenditures. The CEO does not review condensed consolidated balance sheet assets when assessing segment performance and deciding how to allocate resources. Disaggregated operating revenues of the Partnership’s single segment and all significant segment expenses are presented separately on the Partnership’s Condensed Consolidated Income Statements. There are no other significant segment expenses or other segment items that would require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report on Form 10-Q.

Objective

This discussion, which presents our results of operations for the three months ended March 31, 2025 and 2024, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 594 counties and parishes in 28 states.

As of March 31, 2025, we own a net profits overriding royalty interest (referred to as the Net Profits Interest, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive a monthly payment from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of March 31, 2025, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $3.0 million.

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

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to factors outside of our control, including the war in Ukraine, conflicts in the Middle East, fluctuations in interest rates, global supply chain disruptions and actions taken by OPEC+. It is not possible for us to predict or determine how these factors might affect oil and natural gas market prices in the future. We continue to monitor factors impacting commodity supply and demand situations, including changes to tariff and import/export regulations by the United States or other countries, and assess their impact on our business.

Tariffs and Trading Relationships

In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we own properties. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Global oil markets are contending with tariff impacts, geopolitical tensions, and oil supply dynamics, including the evolving OPEC+ production strategy and potential constraints on Iranian, Russian, and Venezuelan oil exports. While recent volatility in commodity prices is not immediately driving changes in North American production activity, oil producers are evaluating a range of scenarios in anticipation of oil price pressure in light of the foregoing. Gas producers could prove to be beneficiaries of potentially lower associated gas production in oil-weighted basins if oil production is curtailed. Larger, well-capitalized producers, that comprise a greater portion of present North American shale production, are better able to withstand a broader range of commodity prices.

Results of Operations

Acquisitions for Common Units

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. Final settlement net cash received, net of capitalized transaction costs paid, of $1.9 million is included in the net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended March 31, 2025.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired royalty interests totaling approximately 1,204 net royalty acres located in Weld County, Colorado in exchange for 530,000 common units representing limited partnership interests in the Partnership valued at $16.0 million and issued pursuant to the Partnership’s registration statement on Form S-4.

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

Three Months Ended March 31, 2025 as compared to Three Months Ended March 31, 2024

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

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2025	2024	% Change
Royalty Properties natural gas sales (mmcf)	1,482	1,268	17%
Royalty Properties oil sales (mbbls)	518	343	51%
NPI natural gas sales (mmcf)	436	489	(11)%
NPI oil sales (mbbls)	136	176	(23)%

Accrual basis average sales prices:
Royalty Properties natural gas sales ($/mcf)	$3.51	$1.62	117%
Royalty Properties oil sales ($/bbl)	$63.00	$66.59	(5)%
NPI natural gas sales ($/mcf)	$3.91	$1.52	157%
NPI oil sales ($/bbl)	$61.33	$66.39	(8)%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the first quarter of 2024 to the same period of 2025 is primarily a result of higher suspense releases on new wells on legacy acreage, suspense releases on first time payments from properties acquired in the third quarter of 2024, and increased baseline production from legacy wells and wells acquired in the third quarter of 2024 in the Permian Basin and increased baseline production from wells acquired in the first and third quarters of 2024 in the Rockies, partially offset by lower suspense releases on new wells and decreased baseline production in the Bakken region. The increase in natural gas sales volumes attributable to our Royalty Properties from the first quarter of 2024 to the same period of 2025 is primarily a result of higher suspense releases on new wells on legacy acreage, suspense releases on first time payments from properties acquired in the third quarter of 2024, and increased baseline production from legacy wells and wells acquired in the third quarter of 2024 in the Permian Basin and increased baseline production from wells acquired in the first and third quarters of 2024 in the Rockies, partially offset by lower suspense releases on new wells in the Mid-Continent and East Texas.

The decrease in oil sales volumes attributable to our NPI properties from the first quarter of 2024 to the same period of 2025 is primarily a result of decreased baseline production in the Permian Basin and Bakken region and lower suspense releases on new wells in the Bakken region, partially offset by higher suspense releases on new wells in the Permian Basin. The decrease in natural gas sales volumes attributable to our NPI properties from the first quarter of 2024 to the same period of 2025 is primarily a result of decreased baseline production in the Bakken region and decreased Fayetteville Shale production due to higher prior period adjustments, partially offset by increased baseline production in the Permian Basin.

Operating costs, including production taxes, increased 70% from the first quarter of 2024 to the same period of 2025. The increase is primarily a result of higher proportionate production taxes due to higher oil and natural gas sales revenue, higher proportionate post-production costs, such as compression, transportation, processing, and marketing, due to higher oil and natural gas sales volumes, and higher ad valorem taxes attributable to our Royalty Properties.

Depreciation, depletion and amortization increased 142% from the first quarter of 2024 to the same period of 2025. Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of reserves extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions and suspense releases on new wells.

General and administrative expenses increased 32% from the first quarter of 2024 to the same period of 2025. The increase is primarily a result of increased legal and professional service fees, higher regulatory filing fees due to the Partnership’s S-4 registration statement filing in the first quarter of 2025, and higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention.

Net cash provided by operating activities increased 19% from the first quarter of 2024 to the same period of 2025 primarily due to higher revenue receipts attributable to our Royalty Properties, net of production taxes and operating expenses, partially offset by lower NPI payment receipts and higher general and administrative expenses.

In an effort to provide the reader with information concerning prices of oil and natural gas sales that correspond to our quarterly distributions, management calculates the average price by dividing gross revenues received by the net volumes of the corresponding product without regard to the timing of the production to which such sales may be attributable. This “realized price” does not necessarily reflect the contract terms for such sales and may be affected by transportation costs, location differentials, and quality and gravity adjustments. While the relationship between our cash receipts and the timing of the production of oil and natural gas may be described generally, actual cash receipts may be materially impacted by purchasers’ release of suspended funds and by purchasers’ prior period adjustments.

Cash receipts attributable to our Royalty Properties during the first quarter of 2025 totaled $34.2 million. Approximately 68% of these receipts reflect oil sales during December 2024 through February 2025 and natural gas sales during November 2024 through January 2025, and approximately 32% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the first quarter of 2025 were $63.00/bbl and $2.19/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the first quarter of 2025 totaled $4.8 million. Approximately 74% of these receipts reflect oil and natural gas sales during November 2024 through January 2025, and approximately 26% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the NPI properties during the first quarter of 2025 were $58.83/bbl and $1.97/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of March 31, 2025 are summarized as follows:

(In Thousands)
2025	$272
2026	368
2027	374
2028	380
2029	63
Total lease payments	1,457
Less amount representing interest	(483)
Total lease obligation	$974

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations despite potential material uncertainties that may impact us as a result of the ongoing global military conflicts, including in Ukraine and the Middle East and current inflation and interest rates. We cannot predict events that may lead to future oil and natural gas price volatility. Our ability to fund future distributions to unitholders may be affected by the prevailing economic conditions in the oil and natural gas market and other financial and business factors, including global military conflicts, including in Ukraine and the Middle East and changes to tariff and import/export regulation by the United States or other countries, which are beyond our control. If market conditions were to change due to declines in oil prices or uncertainty created by military conflicts or changes in trade policy and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. The current economic environment is volatile, and we cannot predict the ultimate long-term impact on our liquidity or cash flows from factors outside of our control, including those related to changes to tariff and import/export regulations by the United States or other countries or ongoing global military conflicts in Ukraine and the Middle East.

Liquidity and Working Capital

Cash and cash equivalents totaled $41.5 million at March 31, 2025 and $42.5 million at December 31, 2024.

Critical Accounting Policies and Estimates

As of March 31, 2025, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report for the year ended December 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2025. For a discussion of our exposure to market risk, refer to Item 7A of Part II of the Partnership’s Annual Report for the year ended December 31, 2024.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Partnership’s risk factors as disclosed under “Item 1A – Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(c)
				Total	(d)
				Number of	Maximum
				Units	Number
				Purchased	of Units that
				as	May
				Part of	Yet Be
	(a)		(b)	Publicly	Purchased
	Total		Average	Announced	Under the
	Number of		Price	Plans	Plans
	Units		Paid	or	or
Period	Purchased		per Unit	Programs	Programs
January 1, 2025 – January 31, 2025	7,500	(2)	$31.69	7,500	150,141	(1)
February 1, 2025 – February 28, 2025	6,835	(2)	$30.91	6,835	143,306	(1)
March 1, 2025 – March 31, 2025	-		N/A	-	143,306	(1)
Total	14,335		$31.32	14,335	143,306	(1)

(1)	The number of common units that our General Partner may grant under the Dorchester Minerals Management LP Equity Incentive Program, as amended and restated as of October 4, 2023, which was approved by our common unitholders on October 4, 2023 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2025, the maximum number of common units that could be purchased under the Equity Incentive Program is 157,641 common units.

(2)	Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 5, 2024 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of any “Non-Rule 10b5-1 trading arrangement.”

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

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: May 8, 2025		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 8, 2025		Chief Financial Officer