Form 10-Q
period 2025-06-30
DORCHESTER MINERALS, L.P.
filed 2025-08-07
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of common units representing limited partnership interests outstanding as of August 7, 2025: 47,339,756

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$36,514	$42,508
Trade and other receivables	16,995	19,780
Net profits interest receivable - related party	6,208	5,544
Total current assets	59,717	67,832

Oil and natural gas properties (full cost method)	725,932	727,446
Accumulated full cost depletion	(460,857)	(429,435)
Total	265,075	298,011

Leasehold improvements	989	989
Accumulated amortization	(652)	(606)
Total	337	383

Operating lease right-of-use asset	503	586
Total assets	$325,632	$366,812

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$4,886	$3,984
Operating lease liability	259	263
Total current liabilities	5,145	4,247

Operating lease liability	648	777
Total liabilities	5,793	5,024

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	(3,497)	(1,997)
Unitholders (47,340 common units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	323,336	363,785
Total partnership capital	319,839	361,788
Total liabilities and partnership capital	$325,632	$366,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating revenues
Royalties	$24,432	$31,636	$62,262	$56,513
Net profits interest	3,794	5,244	8,587	10,842
Lease bonus	3,696	97	3,807	142
Other	473	383	903	842
Total operating revenues	32,395	37,360	75,559	68,339

Costs and expenses
Operating, including production taxes	2,517	3,515	6,964	6,138
Depreciation, depletion and amortization	14,709	7,666	31,468	14,586
General and administrative	2,822	2,551	7,138	5,820
Total costs and expenses	20,048	13,732	45,570	26,544

Net income	$12,347	$23,628	$29,989	$41,795

Allocation of net income
General Partner	$442	$826	$1,074	$1,431
Unitholders	$11,905	$22,802	$28,915	$40,364
Net income per common unit (basic and diluted)	$0.25	$0.57	$0.61	$1.01
Weighted average basic and diluted common units outstanding	47,340	40,088	47,340	39,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended June 30, 2024
Balance at April 1, 2024	$(799)	$180,152	$179,353	40,088
Net income	826	22,802	23,628
Distributions ($0.781837 per common unit)	(1,092)	(31,343)	(32,435)
Balance at June 30, 2024	$(1,065)	$171,611	$170,546	40,088

Three Months Ended June 30, 2025
Balance at April 1, 2025	$(2,656)	$345,791	$343,135	47,340
Net income	442	11,905	12,347
Distributions ($0.725835 per common unit)	(1,283)	(34,360)	(35,643)
Balance at June 30, 2025	$(3,497)	$323,336	$319,839	47,340

	General Partner	Unitholders	Total	Unitholder Units
Six Months Ended June 30, 2024
Balance at January 1, 2024	$113	$185,444	$185,557	39,583
Net income	1,431	40,364	41,795
Acquisition of oil and natural gas properties for common units	-	17,041	17,041	505
Distributions ($1.789711 per common unit)	(2,609)	(71,238)	(73,847)
Balance at June 30, 2024	$(1,065)	$171,611	$170,546	40,088

Six Months Ended June 30, 2025
Balance at January 1, 2025	$(1,997)	$363,785	$361,788	47,340
Net income	1,074	28,915	29,989
Distributions ($1.465247 per common unit)	(2,574)	(69,364)	(71,938)
Balance at June 30, 2025	$(3,497)	$323,336	$319,839	47,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

Net cash provided by operating activities	$63,916	$57,388

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	2,028	4,595

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(71,938)	(73,847)

Decrease in cash and cash equivalents	(5,994)	(11,864)
Cash and cash equivalents at beginning of period	42,508	47,025

Cash and cash equivalents at end of period	$36,514	$35,161

Non-cash investing and financing activities:
Fair value of common units issued for acquisition of oil and natural gas properties	$-	$17,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business and Basis of Presentation

Description of the Business

Dorchester Minerals, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003. Our business may be described as the acquisition, ownership and administration of Royalty Properties (which consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 594 counties and parishes in 28 states (“Royalty Properties”)) and net profits overriding royalty interests (referred to as the “Net Profits Interest”, or “NPI”).

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

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. The condensed consolidated balance sheet as of December 31, 2024 includes $193.7 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs paid, of $2.0 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2025.

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

On July 24, 2025, the Partnership announced its cash distribution for the second quarter of 2025 of $0.620216 per common unit, representing activity for the three-month period ended June 30, 2025, payable to common unitholders of record as of August 4, 2025. This distribution will be paid on August 14, 2025. The partnership agreement requires the next cash distribution to be paid by November 14, 2025.

6.	Segment Reporting

The Partnership operates in a single operating and reportable segment. The Partnership’s Chief Executive Officer (“CEO”) has been determined to be the chief operating decision maker of the Partnership. The CEO uses Net income to assess financial performance and allocate resources on a consolidated basis. The CEO manages and evaluates the results of the Partnership on a consolidated basis, and Net income is used to evaluate key operating decisions, such as making strategic acquisitions, determining transaction structures to capitalize on the development of the properties underlying our mineral interests, and allocating resources for general and administrative expenditures. Disaggregated operating revenues of the Partnership’s single segment and all significant segment expenses are presented separately on the Partnership’s Condensed Consolidated Income Statements. There are no other significant segment expenses or other segment items that would require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report.

Objective

This discussion, which presents our results of operations for the three and six months ended June 30, 2025 and 2024, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 594 counties and parishes in 28 states.

As of June 30, 2025, we own a net profits overriding royalty interest (referred to as the “Net Profits Interest”, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive a monthly payment from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of June 30, 2025, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $7.3 million.

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

Results of Operations

Acquisitions for Common Units

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. Final settlement net cash received, net of capitalized transaction costs paid, of $2.0 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2025.

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

Three and Six Months Ended June 30, 2025 as compared to Three and Six Months Ended June 30, 2024

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Accrual basis sales volumes:	2025	2024	% Change	2025	2024	% Change
Royalty Properties natural gas sales (mmcf)	1,341	1,275	5%	2,824	2,543	11%
Royalty Properties oil sales (mbbls)	399	423	(6)%	917	766	20%
NPI natural gas sales (mmcf)	493	493	-%	929	982	(5)%
NPI oil sales (mbbls)	163	131	24%	298	307	(3)%

Accrual basis average sales prices:
Royalty Properties natural gas sales ($/mcf)	$1.39	$1.47	(5)%	$2.50	$1.54	62%
Royalty Properties oil sales ($/bbl)	$56.51	$70.28	(20)%	$60.18	$68.63	(12)%
NPI natural gas sales ($/mcf)	$2.20	$2.34	(6)%	$3.00	$1.93	55%
NPI oil sales ($/bbl)	$61.86	$69.26	(11)%	$61.62	$67.61	(9)%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The decrease in oil sales volumes attributable to our Royalty Properties from the second quarter of 2024 to the same period of 2025 is primarily a result of lower suspense releases on new wells on legacy acreage and decreased baseline production from legacy wells, partially offset by suspense releases on first time payments and increased baseline production from Permian Basin properties acquired in the third quarter of 2024. The increase in oil sales volumes attributable to our Royalty Properties from the first six months of 2024 to the same period of 2025 is primarily a result of suspense releases on first time payments and increased baseline production from Permian Basin properties acquired in the third quarter of 2024, increased baseline production from Rockies wells acquired in the first and third quarters of 2024, and increased second quarter of 2025 baseline production from Permian Basin legacy wells, partially offset by lower suspense releases on new wells on legacy acreage in the Permian Basin in the second quarter of 2025. The increases in natural gas sales volumes attributable to our Royalty Properties from the second quarter and first six months of 2024 to the same periods of 2025 are primarily a result of suspense releases on first time payments and increased baseline production from Permian Basin properties acquired in the third quarter of 2024 and increased baseline production from wells acquired in the first and third quarters of 2024 in the Rockies, partially offset by lower suspense releases on new wells on legacy acreage in the Permian Basin in the second quarter of 2025 and lower suspense releases on new wells on legacy acreage and decreased baseline production on legacy wells in the Mid-Continent and East Texas.

The increase in oil sales volumes attributable to our NPI properties from the second quarter of 2024 to the same period of 2025 is primarily a result of higher suspense releases on new wells in the Permian Basin, partially offset by lower suspense releases on new wells in the Bakken region. The decrease in oil sales volumes attributable to our NPI properties from the first six months of 2024 to the same period of 2025 is primarily a result of decreased baseline production in the Permian Basin and Bakken region and lower suspense releases on new wells in the Bakken region, partially offset by higher suspense releases on new wells in the Permian Basin in the second quarter of 2025. Natural gas sales volumes attributable to our NPI properties remained flat from the second quarter of 2024 to the same period of 2025. The lack of change is primarily a result of higher suspense release on new wells in the Permian Basin, offset by decreased baseline production and lower suspense releases on new wells in the Mid-Continent and Bakken region and decreased Fayetteville Shale production in 2025 and higher prior period adjustments in 2024. The decrease in natural gas sales volumes attributable to our NPI properties from the first six months of 2024 to the same period of 2025 is primarily a result of decreased baseline production and lower suspense releases on new wells in the Mid-Continent and Bakken region and decreased Fayetteville Shale production in 2025 and to higher prior period adjustments in 2024, partially offset by increased suspense releases on new wells in the Permian Basin.

Lease bonus revenue for the second quarter and first six months of 2025 is primarily attributable to the receipt of $3.6 million from the extension of a lease that was originally executed on November 6, 2023, in Reagan County, Texas for $15,000 per acre and retained a 25% royalty.

Operating costs, including production taxes, decreased 28% from the second quarter of 2024 to the same period of 2025. The decrease is primarily the result of lower proportionate production taxes and post-production costs, such as transportation, due to lower oil sales volumes and revenue. Operating costs, including production taxes, increased 13% from the first six months of 2024 to the same period of 2025. The increase is primarily a result of higher proportionate production taxes due to higher oil and natural gas sales revenue, higher proportionate post-production costs, such as compression, transportation, processing, and marketing, due to higher oil and natural gas sales volumes, and higher ad valorem taxes attributable to our Royalty Properties.

Depreciation, depletion and amortization increased 92% from the second quarter of 2024 to the same period of 2025 and 116% from the first six months of 2024 to the same period of 2025. Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of reserves extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions and suspense releases on new wells.

General and administrative expenses increased 11% from the second quarter of 2024 to the same period of 2025. The increase is primarily a result of  increased data services costs and higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention, partially offset by decreased legal fees. General and administrative expenses increased 23% from the first six months of 2024 to the same period of 2025. The increase is primarily a result of increased legal fees in the first quarter of 2025, higher regulatory filing fees due to the Partnership’s S-4 registration statement filing in the first quarter of 2025, increased data service costs, and higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention.

Net cash provided by operating activities increased 11% from the first six months of 2024 to the same period of 2025 primarily due to higher revenue receipts attributable to our Royalty Properties, net of production taxes and operating expenses and higher lease bonus receipts, partially offset by lower NPI payment receipts and higher general and administrative expenses.

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

Cash receipts attributable to our Royalty Properties during the second quarter of 2025 totaled $26.6 million. Approximately 73% of these receipts reflect oil sales during March 2025 through May 2025 and natural gas sales during February 2025 through April 2025, and approximately 27% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the second quarter of 2025 were $59.60/bbl and $2.46/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the second quarter of 2025 totaled $3.1 million. Approximately 66% of these receipts reflect oil and natural gas sales during February 2025 through April 2025, and approximately 34% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the NPI properties during the second quarter of 2025 were $60.73/bbl and $3.09/mcf, respectively.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital, on both a short-term and long-term basis, are our cash flows from the Royalty Properties and the NPI. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from Royalty Properties and NPIs (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 5 to the unaudited condensed consolidated financial statements included in “Item 1 – Financial Statements” of this Quarterly Report for additional information regarding cash distributions to unitholders.

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of June 30, 2025 are summarized as follows:

(In Thousands)
2025	$182
2026	368
2027	374
2028	380
2029	63
Total lease payments	1,367
Less amount representing interest	(460)
Total lease obligation	$907

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

Liquidity and Working Capital

Cash and cash equivalents totaled $36.5 million at June 30, 2025 and $42.5 million at December 31, 2024.

Critical Accounting Policies and Estimates

As of June 30, 2025, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended June 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A of Part II of the Partnership’s Annual Report.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any material effect on consolidated financial position, cash flows, or operating results.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Partnership’s risk factors as disclosed under “Item 1A – Risk Factors” in the Partnership’s Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(c)
				Total	(d)
				Number of	Maximum
				Units	Number
				Purchased	of Units that
				as	May
				Part of	Yet Be
	(a)		(b)	Publicly	Purchased
	Total		Average	Announced	Under the
	Number of		Price	Plans	Plans
	Units		Paid	or	or
Period	Purchased		per Unit	Programs	Programs
April 1, 2025 – April 30, 2025	10,000	(2)	$28.76	10,000	133,306	(1)
May 1, 2025 – May 31, 2025	-		N/A	-	133,306	(1)
June 1, 2025 – June 30, 2025	-		N/A	-	133,306	(1)
Total	10,000		$28.76	10,000	133,306	(1)

(1)	The number of common units that our General Partner may grant under the Dorchester Minerals Management LP Equity Incentive Program, originally adopted on May 20, 2015 by Dorchester Minerals Operating LP, the Partnership’s sole limited partner, as amended and restated and adopted by the Partnership on October 20, 2022 and, subsequently, as amended and restated as of October 4, 2023, which was approved by our common unitholders on October 4, 2023 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2025, the maximum number of common units that could be purchased under the Equity Incentive Program is 157,641 common units.

(2)	Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 5, 2024 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the second quarter and six months ended June 30, 2025, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any “Non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: August 7, 2025		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 7, 2025		Chief Financial Officer