Form 10-Q
period 2025-09-30
DORCHESTER MINERALS, L.P.
filed 2025-11-06
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of common units representing limited partnership interests outstanding as of November 6, 2025: 48,255,450

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$41,606	$42,508
Trade and other receivables	16,262	19,780
Net profits interest receivable - related party	4,618	5,544
Total current assets	62,486	67,832

Oil and natural gas properties (full cost method)	744,934	727,446
Accumulated full cost depletion	(477,823)	(429,435)
Total	267,111	298,011

Leasehold improvements	989	989
Accumulated amortization	(675)	(606)
Total	314	383

Operating lease right-of-use asset	462	586
Total assets	$330,373	$366,812

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$5,962	$3,984
Operating lease liability	257	263
Total current liabilities	6,219	4,247

Operating lease liability	585	777
Total liabilities	6,804	5,024

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	(4,216)	(1,997)
Unitholders (48,256 and 47,340 common units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	327,785	363,785
Total partnership capital	323,569	361,788
Total liabilities and partnership capital	$330,373	$366,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating revenues
Royalties	$31,536	$45,147	$93,798	$101,660
Net profits interest	3,471	7,777	12,058	18,619
Lease bonus	4	60	3,811	202
Other	405	488	1,308	1,330
Total operating revenues	35,416	53,472	110,975	121,811

Costs and expenses
Operating, including production taxes	4,328	4,135	11,292	10,273
Depreciation, depletion and amortization	16,989	10,041	48,457	24,627
General and administrative	2,926	2,883	10,064	8,703
Total costs and expenses	24,243	17,059	69,813	43,603

Net income	$11,173	$36,413	$41,162	$78,208

Allocation of net income
General Partner	$406	$1,273	$1,480	$2,704
Unitholders	$10,767	$35,140	$39,682	$75,504
Net income per common unit (basic and diluted)	$0.23	$0.87	$0.84	$1.89
Weighted average basic and diluted common units outstanding	47,669	40,167	47,451	39,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended September 30, 2024
Balance at July 1, 2024	$(1,065)	$171,611	$170,546	40,088
Net income	1,273	35,140	36,413
Acquisitions of oil and natural gas properties for common units	-	218,622	218,622	7,252
Distributions ($0.702058 per common unit)	(974)	(28,144)	(29,118)
Balance at September 30, 2024	$(766)	$397,229	$396,463	47,340

Three Months Ended September 30, 2025
Balance at July 1, 2025	$(3,497)	$323,336	$319,839	47,340
Net income	406	10,767	11,173
Acquisition of oil and natural gas properties for common units	-	23,043	23,043	916
Distributions ($0.620216 per common unit)	(1,125)	(29,361)	(30,486)
Balance at September 30, 2025	$(4,216)	$327,785	$323,569	48,256

	General Partner	Unitholders	Total	Unitholder Units
Nine Months Ended September 30, 2024
Balance at January 1, 2024	$113	$185,444	$185,557	39,583
Net income	2,704	75,504	78,208
Acquisitions of oil and natural gas properties for common units	-	235,663	235,663	7,757
Distributions ($2.491769 per common unit)	(3,583)	(99,382)	(102,965)
Balance at September 30, 2024	$(766)	$397,229	$396,463	47,340

Nine Months Ended September 30, 2025
Balance at January 1, 2025	$(1,997)	$363,785	$361,788	47,340
Net income	1,480	39,682	41,162
Acquisition of oil and natural gas properties for common units	-	23,043	23,043	916
Distributions ($2.085463 per common unit)	(3,699)	(98,725)	(102,424)
Balance at September 30, 2025	$(4,216)	$327,785	$323,569	48,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

Net cash provided by operating activities	$98,169	$101,107

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	3,353	11,301

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(102,424)	(102,965)

(Decrease) increase in cash and cash equivalents	(902)	9,443
Cash and cash equivalents at beginning of period	42,508	47,025

Cash and cash equivalents at end of period	$41,606	$56,468

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions of oil and natural gas properties	$23,043	$235,663

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in each circumstance. Any effects on the Partnership’s business, financial position, or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Although the Partnership believes these estimates are reasonable, actual results could differ from those estimates.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information about certain costs and expenses included in relevant expense captions presented on the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is evaluating ASU 2024-03 to determine its impact on the Partnership’s disclosures.

The Partnership considers the applicability and impact of all ASUs. There are no other recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption.

3.	Acquisitions for Common Units

On August 29, 2025, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership valued at $23.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. At closing, in addition to conveying mineral interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2025 through August 27, 2025 of $0.7 million. The contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $1.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2025. The condensed consolidated balance sheet as of September 30, 2025 includes $19.0 million of net proved oil and natural gas properties acquired in the transaction.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $5.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. The condensed consolidated balance sheet as of December 31, 2024 includes $193.7 million of net proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs paid, of $1.9 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2025.

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

On October 23, 2025, the Partnership announced its cash distribution for the third quarter of 2025 of $0.689883 per common unit, representing activity for the three-month period ended September 30, 2025, payable to common unitholders of record as of November 3, 2025. This distribution will be paid on November 13, 2025. The partnership agreement requires the next cash distribution to be paid by February 14, 2026.

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

Objective

This discussion, which presents our results of operations for the three and nine months ended September 30, 2025 and 2024, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 594 counties and parishes in 28 states.

As of September 30, 2025, we own a net profits overriding royalty interest (referred to as the “Net Profits Interest”, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive a monthly payment from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of September 30, 2025, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, equaling cash on hand of $8.4 million.

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

Tariffs and Trading Relationships

In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced, adjusted and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Continued uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we own properties. Although we are continuing to monitor the economic effects of such announcements and adjustments, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Global oil markets are contending with tariff impacts, geopolitical tensions, and oil supply dynamics, including the evolving OPEC+ production strategy and potential constraints on Iranian, Russian, and Venezuelan oil exports. It is unclear how recent volatility in commodity prices will affect changes in North American production activity and oil producers are evaluating a range of scenarios in anticipation of oil price pressure in light of the foregoing. Gas producers could prove to be beneficiaries of potentially lower associated gas production in oil-weighted basins if oil production is curtailed. Larger, well-capitalized producers, that comprise a greater portion of present North American shale production, are better able to withstand a broader range of commodity prices.

Results of Operations

Acquisitions for Common Units

On August 29, 2025, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership valued at $23.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. At closing, in addition to conveying mineral interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from July 1, 2025 through August 27, 2025 of $0.7 million. After closing, during the three months ended September 30, 2025, the Partnership received final settlement net cash receipts from the transaction of $0.5 million. The contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $1.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2025.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. Contributed cash delivered at closing, net of capitalized transaction costs paid, of $5.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. Final settlement net cash received, net of capitalized transaction costs paid, of $1.9 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2025.

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

Three and Nine Months Ended September 30, 2025 as compared to Three and Nine Months Ended September 30, 2024

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Accrual basis sales volumes:	2025	2024	% Change	2025	2024	% Change
Royalty Properties natural gas sales (mmcf)	1,607	1,569	2%	4,431	4,112	8%
Royalty Properties oil sales (mbbls)	493	642	(23)%	1,411	1,408	-%
NPI natural gas sales (mmcf)	581	642	(10)%	1,510	1,624	(7)%
NPI oil sales (mbbls)	160	198	(19)%	458	505	(9)%

Accrual basis average sales prices:
Royalty Properties natural gas sales ($/mcf)	$2.35	$0.96	145%	$2.45	$1.32	86%
Royalty Properties oil sales ($/bbl)	$56.27	$68.04	(17)%	$58.81	$68.36	(14)%
NPI natural gas sales ($/mcf)	$2.42	$0.91	166%	$2.78	$1.53	82%
NPI oil sales ($/bbl)	$56.48	$62.51	(10)%	$59.83	$65.61	(9)%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The decrease in oil sales volumes attributable to our Royalty Properties from the third quarter of 2024 to the same period of 2025 is primarily a result of lower suspense releases on new wells on legacy acreage and decreased baseline production from legacy wells, partially offset by suspense releases on first time payments and increased baseline production from Permian Basin properties acquired in the third quarter of 2024. Oil sales volumes attributable to our Royalty Properties remained flat from the first nine months of 2024 to the same period of 2025. The lack of change is primarily a result of suspense releases on first time payments and increased baseline production from Permian Basin properties acquired in the third quarter of 2024 and increased baseline production from Rockies wells acquired in the first and third quarters of 2024, offset by lower suspense releases on new wells on legacy acreage in the Permian Basin, particularly in the second and third quarters of 2025 when compared to the same periods of 2024, and lower suspense releases on new wells on legacy acreage and decreased baseline production on legacy wells in the Bakken region. The increase in natural gas sales volumes attributable to our Royalty Properties from the third quarter of 2024 to the same period of 2025 is primarily a result of increased baseline production from Permian Basin properties acquired in the third quarter of 2024. The increase in natural gas sales volumes attributable to our Royalty Properties from the first nine months of 2024 to the same period of 2025 is primarily a result of suspense releases on first time payments and increased baseline production from Permian Basin properties acquired in the third quarter of 2024 and increased baseline production from wells acquired in the first and third quarters of 2024 in the Rockies, partially offset by lower suspense releases on new wells on legacy acreage in the Permian Basin, particularly in the second and third quarters of 2025 when compared to the same periods of 2024, and lower suspense releases on new wells on legacy acreage and decreased baseline production on legacy wells in the Mid-Continent and East Texas.

The decreases in oil sales volumes attributable to our NPI properties from the third quarter and first nine months of 2024 to the same periods of 2025 is primarily a result of decreased baseline production and lower suspense releases on new wells in the Permian Basin and Bakken region, partially offset by suspense releases on existing wells in the Permian Basin in the second and third quarters of 2025. The decrease in natural gas sales volumes for the third quarter and first nine months of 2024 to the same period of 2025 is primarily a result of decreased baseline production and lower suspense releases on new wells in the Permian Basin and decreased baseline production in the Bakken region, Mid-Continent, and Fayetteville Shale, partially offset by suspense releases on existing wells in the Permian basin in the second and third quarters of 2025.

Lease bonus revenue for the first nine months of 2025 is primarily attributable to the receipt of $3.6 million in the second quarter of 2025 from the extension of a lease that was originally executed on November 6, 2023, in Reagan County, Texas for $15,000 per acre and retained a 25% royalty.

Operating costs, including production taxes, increased 5% from the third quarter of 2024 to the same period of 2025 and 10% from the first nine months of 2024 to the same period of 2025. The increases are primarily a result of higher proportionate natural gas production taxes and post-production costs, such as compression, transportation, processing, and marketing, due to higher natural gas sales revenue and volumes and higher ad valorem taxes attributable to our Royalty Properties, partially offset by lower proportionate oil production taxes due to lower oil sales revenue.

Depreciation, depletion and amortization increased 69% from the third quarter of 2024 to the same period of 2025 and 97% from the first nine months of 2024 to the same period of 2025. Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of reserves extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions and suspense releases on new wells.

General and administrative expenses increased 1% from the third quarter of 2024 to the same period of 2025. The increase is primarily a result of higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention. General and administrative expenses increased 16% from the first nine months of 2024 to the same period of 2025. The increase is primarily a result of increased legal fees in the first quarter of 2025, higher regulatory filing fees due to the Partnership’s S-4 registration statement filing in the first quarter of 2025, increased data service costs, and higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention.

Net cash provided by operating activities decreased 3% from the first nine months of 2024 to the same period of 2025 primarily due to lower NPI payment receipts and higher general and administrative expenses, partially offset by higher lease bonus receipts.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2025 totaled $33.0 million. Approximately 70% of these receipts reflect oil sales during June 2025 through August 2025 and natural gas sales during May 2025 through July 2025, and approximately 30% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the third quarter of 2025 were $57.83/bbl and $2.05/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the third quarter of 2025 totaled $5.1 million. Approximately 47% of these receipts reflect oil and natural gas sales during May 2025 through July 2025, and approximately 53% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the NPI properties during the third quarter of 2025 were $64.45/bbl and $2.82/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of September 30, 2025 are summarized as follows:

(In Thousands)
2025	$91
2026	368
2027	374
2028	380
2029	63
Total lease payments	1,276
Less amount representing interest	(434)
Total lease obligation	$842

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

Liquidity and Working Capital

Cash and cash equivalents totaled $41.6 million at September 30, 2025 and $42.5 million at December 31, 2024.

Critical Accounting Policies and Estimates

As of September 30, 2025, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended September 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A of Part II of the Partnership’s Annual Report.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Partnership and the Operating Partnership are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes, and none of which are believed to have any material effect on consolidated financial position, cash flows, or operating results.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Partnership’s risk factors as disclosed under “Item 1A – Risk Factors” in the Partnership’s Annual Report.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the third quarter and nine months ended September 30, 2025, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any “Non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: November 6, 2025		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 6, 2025		Chief Financial Officer