Form 10-K
period 2025-12-31
DORCHESTER MINERALS, L.P.
filed 2026-02-24
CIK 1172358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2025

or

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

The aggregate market value of the common units held by non-affiliates of the registrant (treating all managers, executive officers and 10% unitholders of the registrant as if they may be affiliates of the registrant) was approximately $1,238,406,846 as of the last business day of the registrant’s most recently completed second fiscal quarter, based on $27.86 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

Number of Common Units outstanding as of February 24, 2026: 48,255,450

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2026 Annual Meeting of Unitholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2025.

PART I.

ITEM 1. BUSINESS

General

Dorchester Minerals, L.P. is a publicly traded Delaware limited partnership that commenced operations on January 31, 2003, upon the combination of Dorchester Hugoton, Ltd., Republic Royalty Company, L.P. and Spinnaker Royalty Company, L.P. Dorchester Hugoton was a publicly traded Texas limited partnership, and Republic and Spinnaker were private Texas limited partnerships. We have established a website at www.dmlp.net that contains the last annual meeting presentation. You may obtain all current filings free of charge through our website. We will provide electronic or paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) free of charge upon written request at our executive offices. In this report, the term "Partnership," as well as the terms "us," "our," "we," and "its" are sometimes used as abbreviated references to Dorchester Minerals, L.P. itself or Dorchester Minerals, L.P. and its related entities.

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

On August 29, 2025, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership issued pursuant to the Partnership’s registration statement on Form S-4.

Our primary business objective is to provide an attractive yield to our unitholders by focusing on strategically managing our assets and protecting our balance sheet, while striving to minimize our cost structure. We intend to accomplish this objective by executing the following strategies:

●

Capitalize on the development of the properties underlying our mineral interests. Production from our mineral interests could increase as operators continue to drill, complete and develop our acreage. We expect to benefit from continued operator development and believe the new production will help offset other mature property production declines.

●

Seek to acquire from time to time, accretive mineral or other interests in producing oil and natural gas properties. Since our formation, we have acquired, and may have additional opportunities from time to time in the future to acquire, mineral, royalty, or net profits interests in producing or non-producing oil and natural gas properties. We prefer to issue equity as consideration in non-taxable contribution and exchange transactions.

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

Under our partnership agreement, we may also finance our growth through the issuance of additional partnership securities, including options, rights, warrants and appreciation rights with respect to partnership securities from time to time in exchange for the consideration and on the terms and conditions established by our General Partner in its sole discretion. However, we may not issue limited partnership interests that would represent over 40% of the outstanding limited partnership interests immediately after giving effect to such issuance or that would have greater rights or powers than our common units without the approval of the holders of a majority of our outstanding common units. Except in connection with qualifying acquisitions, we do not currently anticipate issuing additional partnership securities. We have effective registration statements registering 22,659,982 common units that may be offered and issued by the Partnership from time to time in connection with asset acquisitions or other business combination transactions. At present, 19,084,306 units remain available under the Partnership’s registration statements.

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

Significant Customers

If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base and individually insignificant properties, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or results of operations. Royalty revenues from properties operated by Exxon Mobil Corporation and its subsidiaries and Chevron Corporation and its subsidiaries, together, represented approximately 25% of total operating revenues for the year ended December 31, 2025.

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas but also carry on midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position.

Our ability to acquire additional mineral, royalty, overriding royalty, net profits, and similar interests in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment mainly by issuing equity. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for additional oil and natural gas properties. Further, oil and natural gas compete with other forms of energy available to customers, primarily based on price. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

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

Human Capital Resources

Employees

As of February 24, 2026, the Operating Partnership had 26 full-time employees in our Dallas, Texas corporate office. Our workforce is our most important asset, and we structure compensation and benefit programs to attract and retain high quality colleagues while providing a flexible hybrid work environment. Our compensation and benefit programs include but are not limited to cash and equity bonuses, a SEP IRA plan, insurance plans, and long-term incentives. We support employees in continual training and professional skill development. We offer annual training on compliance, safety, and leadership.

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

We do not control operations and development of the Royalty Properties or the properties underlying the NPI, which could impact the amount of our cash distributions.

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

Our unitholders are not able to influence or control the operation or future development of the properties underlying the NPI. The Operating Partnership is unable to influence the operations or future development of properties that it does not operate. The current operators of the properties underlying the NPI are under no obligation to continue operating the underlying properties. Our unitholders do not have the right to replace an operator.

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

The Operating Partnership may transfer or abandon properties that are subject to the NPI.

Our General Partner, through the Operating Partnership, may at any time transfer all or part of the properties underlying the NPI. Our unitholders are not entitled to vote on any transfer; however, any such transfer must also simultaneously include the NPI at a corresponding price.

The Operating Partnership or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the NPI relating to the abandoned well or property.

Cash distributions are affected by production and other costs, most of which are outside of our control.

The cash available for distribution that comes from our royalty and mineral interests, including the NPI, is directly affected by increases in production costs and other costs. Most of these costs are outside of our control, including costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as drilling additional wells in response to the drilling activity of others.

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

We may experience delays in receiving royalty payments and be unable to replace operators that do not make required royalty payments, and we may not be able to terminate our leases with defaulting lessees if any of the operators on those leases declare bankruptcy.

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

The oil and natural gas industry is intensely competitive, and the operators of our properties compete with other companies that may have greater resources or greater access to capital. Many of these companies explore for and produce oil and natural gas, carry on midstream and refining operations, and market petroleum and other products on a regional, national or worldwide basis. In addition, these companies may have a greater ability to continue exploration activities during periods when market prices of oil and natural gas are low. Our operators’ larger competitors may be able to better address the burden of present and future federal, state, local and other laws and regulations more easily than our operators can, which could adversely affect our operators’ competitive position. Our operators may have access to fewer financial and human resources than many companies in our operators’ industry and may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties. Furthermore, the oil and natural gas industry has and continues to experience consolidation amongst some operators, which has resulted in certain instances of combined companies with larger resources. Such combined companies may compete against our operators or, in the case of consolidation amongst our operators, may choose to focus their operations on areas outside of our properties. In addition, we cannot guarantee our ability to acquire additional properties and to discover reserves in the future as this will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Drilling activities on our properties may not be productive, which could have an adverse effect on future results of operations and financial condition.

The Operating Partnership may participate in drilling activities in limited circumstances on the properties underlying the NPI, and third parties may undertake drilling activities on our properties. Any increases in our reserves will come from such drilling activities or from acquisitions.

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

Future drilling activities on our properties may not be successful. If these activities are unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. In addition, under the terms of the NPI, the costs of unsuccessful future drilling on the working interest properties that are subject to the NPI will reduce amounts payable to us under the NPI by 96.97% of these costs.

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

We compete with other companies and producers for acquisitions of oil and natural gas interests. Many of these competitors have substantially greater financial flexibility and other resources than we do.

Any future acquisitions will involve risks that could adversely affect our business, which our unitholders generally will not have the opportunity to evaluate.

Our current strategy contemplates that we may grow through acquisitions and development of our undeveloped property. We expect to participate in discussions relating to potential acquisition and investment opportunities. If we consummate any additional acquisitions and investments, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with the acquisition, unless the terms of the acquisition require approval of our unitholders. Additionally, our unitholders will bear 100% of the dilution from issuing new common units while receiving essentially 96% of the benefit, as 4% of the benefit goes to our General Partner.

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

A significant portion of the properties subject to the NPI are geographically concentrated, which could cause net proceeds payable under the NPI to be impacted by regional events.

A significant portion of the properties subject to the NPI are properties located in the Bakken region and Permian Basin. Because of this geographic concentration, any regional events, including natural disasters that increase costs, reduce availability of equipment, services, or supplies, reduce demand or limit production may impact the net proceeds payable under the NPI more than if the properties were more geographically diversified.

Under the terms of the NPI, much of the economic risk of the underlying properties is passed along to us.

Under the terms of the NPI, virtually all costs that may be incurred in connection with the properties, including overhead costs that are not subject to an annual reimbursement limit, are deducted as production costs or excess production costs in determining amounts payable to us. Therefore, to the extent of the revenues from the burdened properties, we bear 96.97% of the costs of the working interest properties. If costs exceed revenues, we do not receive any payments under the NPI. However, except as described below, we are not required to pay any excess costs.

The terms of the NPI provide for excess costs that cannot be charged currently because they exceed current revenues to be accumulated and charged in future periods, which could result in us not receiving any payments under the NPI until all prior uncharged costs have been recovered by the Operating Partnership.

Our cash flow is subject to operating hazards and unforeseen interruptions for which we may not be fully insured.

Neither we nor the Operating Partnership are fully insured against certain risks, either because such full insurance is not available or because of high premium costs. Operations that affect the properties are subject to all of the risks normally incident to the oil and natural gas business, including blowouts, cratering, explosions, and pollution and other environmental damage, any of which could result in substantial decreases in the cash flow from our royalty interests and other interests due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Any uninsured costs relating to the properties underlying the NPI will be deducted as a production cost in calculating the net proceeds payable to us.

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

Cyber incidents or attacks targeting our systems and infrastructure used by the oil and natural gas industry and the use of artificial intelligence tools by us, the operators of our properties, vendors, suppliers, and other business partners may adversely impact our operations, and if we are unable to obtain and maintain adequate protection of our data, our business may be adversely impacted.

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and natural gas industry depends on digital technologies in exploration, development, production, and processing activities. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Our technologies, systems, networks, including third party software, cloud services and other internally and externally hosted hardware and software platforms, and those of the operators of our properties, vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business activities. In addition, certain cyber incidents, such as surveillance, may remain undetected for some period of time. While we utilize various procedures and controls to mitigate exposure to such risk, cyber incidents and attacks are evolving and unpredictable. Security vulnerabilities may be introduced from the use of artificial intelligence by us, the operators of our properties, vendors, suppliers, and other business partners. Our information technology systems and any insurance coverage for protecting against cybersecurity risks may not be sufficient. As cyber security threats continue to evolve, including those leveraging the increasing availability and sophistication of artificial intelligence tools, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. We may not have sufficient resources available to do so on a timely basis. It is not possible to predict all of the risks related to the use of artificial intelligence. It is possible that our business, finances, systems and assets could be compromised in a cyber attack or from the unintended consequences of the use of artificial intelligence tools by us, the operators of our properties, vendors, suppliers, and other business partners. In addition, new laws and regulations regarding cybersecurity and artificial intelligence may pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

The Partnership may be adversely affected by price volatility in the oil and natural gas markets.

Historically, there has been price volatility in the oil and natural gas markets, which have been impacted by a number of factors, including actions by oil producing nations. Global military conflicts and political uncertainty, fluctuating interest rates, changes in tariff rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation, and actions taken by OPEC and its non-OPEC allies, collectively OPEC+, continued to contribute to economic and pricing volatility during 2025. Oil and natural gas markets remain subject to price volatility, which may have a material adverse effect on our cash distributions in periods of lower prices. During periods of substantial declines in prices, oil and natural gas operators on our properties may suspend drilling programs, which would impact our revenues and operating income. In the event that any wells on our properties are shut-in, restarting wells may require significant costs from our operators, and we cannot guarantee that they would be able to restart at the same level. Moreover, due to the extremely volatile market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks in our industry may be enhanced by such conditions.

Continuing or worsening domestic inflationary issues and associated changes in federal monetary policy and increased tariffs by the United States on foreign jurisdictions may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise and may delay or restrict their exploration and development activities and in turn our business.

Recently, the U.S. has had periods of high inflation and increased tariffs on foreign jurisdictions. These inflationary and tariff pressures have resulted, and may continue to result, in increases to the costs of the goods, services and labor used by our operators, which has and may continue to cause their capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates through 2025, with only slight moderation later in the year. Sustained levels of high interest rates, combined with expectations of no further rate cuts and potential future rate increases, as well as potential volatility in monetary policy resulting from new leadership at the federal reserve, could raise the cost of capital and depress economic growth, either of which, or the combination thereof, could hurt the financial and operating results of our operators’ businesses. If our operators are unable to secure the goods, services and labor necessary for their operations at reasonable costs, their exploration and development activities could be delayed or restricted, which in turn could have a material adverse effect on our financial condition, results of operations and free cash flow.

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

The Federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements, such as emissions controls. Existing laws and regulations and possible future laws and regulations may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions and may impose stringent air permit requirements or mandate the use of specific equipment or technologies to control emissions. The U.S. Environmental Protection Agency (“EPA”) continues to develop New Source Performance standards for oil and natural gas facilities. On May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by President Trump, the EPA amended the New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments, with the exception of some technical changes, thereby reinstating the prior standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on March 8, 2024, the EPA published a final rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. Federal changes will affect state air permitting programs in states that administer the federal CAA under a delegation of authority, including states in which we have operations, and states will be required to adopt implementing plans for existing sources consistent with EPA’s emissions guidelines. Separately, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which amended CAA section 136(g) to delay the collection of data regarding the annual GHG emissions for oil and natural gas systems to 2034 and for each year thereafter, which may affect overall compliance timeframe. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require our operators to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions, and compliance timeframes may be adjusted through EPA rulemakings or state plan approvals. We cannot predict the final regulatory requirements or the cost to our operators to comply with such requirements with any certainty.

On February 12, 2026, EPA announced a final rule rescinding its 2009 GHG Endangerment Finding (a regulatory determination that GHGs, specifically carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride, threaten public health and welfare), and repealing all GHG emission standards and associated compliance, testing, reporting, averaging, banking and trading provisions for light-, medium-, and heavy-duty motor vehicles and engines under section 202(a) of the CAA. Although EPA deferred action on regulatory rollbacks of other GHG standards and reporting requirements under the CAA, revocation of the 2009 GHG Endangerment Finding marks a major shift in federal regulation and could potentially impact obligations regarding other GHG emissions, including those from the oil and gas industry.  It is also possible that rescission of the 2009 GHG Endangerment Finding will give rise to greater and fragmented regulation at the state level, litigation from interested stakeholders challenging the repeal, and actions against GHG emitters under common law theories.  Although we cannot predict whether and how federal and state regulators will proceed in the future, changes stemming from repeal of the EPA 2009 GHG Endangerment Finding could impact our operations and compliance costs.

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

The Bureau of Land Management (“BLM”) is responsible for protecting the resources and managing the uses of America’s public lands. In addition, the BLM, together with the Bureau of Indian Affairs (“BIA”), provides permitting and oversight of land held in trust by the Federal government on behalf of tribes and individual Indian owners.  As oil and natural gas production has increased in recent years, so have the number of wells on BLM-managed public lands and on Indian lands that are stimulated by hydraulic fracturing techniques, prompting the BLM to regulate such activities in a manner that seeks to balance responsible development with protection of the environment and public safety. Notably, on April 10, 2024, the BLM published a final replacement rule to reduce the waste of natural gas from venting, flaring and leaks during oil and natural gas production activities on federal and Indian lands, which would require the use of upgraded equipment in some cases and would place time and volume limits on royalty-free flaring. On April 24, 2024, several states challenged the 2024 waste prevention rule in federal court, which has resulted in a preliminary injunction against the BLM enforcing the rule in North Dakota, Texas, Montana, Wyoming, and Utah. Also, on April 23, 2024, the BLM published a final rule to update its oil and gas leasing regulations, which increases bonding requirements and raises royalty rates. Each of these regulations, to the extent that they are implemented, reinstated or modified, may result in additional levels of regulation or complexity that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

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

Some states have become concerned about the connection between hydraulic fracturing-related activities, particularly the injection or disposal of produced water, and the increased occurrence of seismic activity, and they have adopted or are considering additional regulations regarding such activities. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties and the operators of the working interests and other properties underlying our NPI to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties and the working interests and other properties underlying our NPI or delay production schedules. Certain state agencies, including those in Texas and Oklahoma, have implemented regulations authorizing the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. For example, in Oklahoma, the Oklahoma Corporations Commission (“OCC”) has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation. More recently, the OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation and imposed further disposal well volume reductions in the Covington, Crescent, Enid, and Edmond areas. The Texas Railroad Commission has also implemented measures to assess the potential for seismic activity in the vicinity of disposal wells, and it has restricted and indefinitely suspended disposal well activities in some cases. Moreover, vigorous public debate over hydraulic fracturing and shale gas production continues and has resulted in delays of well permits in some areas.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies have also evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly for our operators to perform fracturing and increase their costs of compliance and doing business.

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

In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. Specifically, the IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their GHG emissions to the EPA, including sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. If implemented, methane emissions charge could increase our operators’ costs, which could adversely impact our business, financial condition and cash flows. However, on January 20, 2025, President Trump signed multiple executive orders seeking to reverse these climate incentives, including pausing the disbursement of funds under the IRA. The same day, President Trump also issued executive orders to encourage fossil fuel production and exploration on federal lands and waters, while moving away from renewable energy and electric vehicles. Such actions have the potential to impact prior efforts to transition the economy away from the use of fossil fuels and towards lower or zero-carbon emissions alternatives. Further, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which amended CAA section 136(g) to delay the collection of data regarding the annual GHG emissions for oil and natural gas systems to 2034 and for each year thereafter.

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

On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels by 2030. In November 2021, in connection with Glasgow Climate Pact, the United States and other world leaders made further commitments to reduce GHG emissions, including reducing global methane emissions by at least 30 percent by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Additionally, the Biden Administration announced a new climate target for the United States on December 19, 2024, which included a 61-66 percent reduction in economy-wide net greenhouse gas emissions by 2035, as compared to 2005 levels. Many state and local leaders have stated their intent to intensify efforts to support the international climate commitments. On January 7, 2026, President Trump issued a memorandum directing withdrawal of the United States from specified international organizations and treaties, including the UN Framework Convention on Climate Change and the Intergovernmental Panel on Climate Change, with implementation guidance to be issued by the Secretary of State. It is possible that the withdrawals will impact the demand for oil and natural gas products.

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

It should also be noted that, recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. The SEC published final rules on March 28, 2024, relating to the disclosure of a range of climate-related risks and other information. Several lawsuits have been filed challenging the rules. In April 2024, the SEC agreed to pause the rules to facilitate an orderly judicial resolution. On March 27, 2025, the SEC voted to end its defense of the rules requiring disclosure of climate-related risks and greenhouse gas emissions. Following the vote, the SEC staff sent a letter to the court stating that the Commission withdraws its defense of the rules and that Commission counsel are no longer authorized to advance the arguments in the brief the Commission had filed. To the extent the rules are implemented, the Partnership, our operators and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors. Ultimately, these initiatives could make it more difficult to secure funding for exploration and production activities.

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

In connection with ongoing litigation initiated in February 2017 by the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe contesting the validity of the process used by the USACOE to permit the Dakota Access Pipeline, on July 6, 2020, the United States District Court for the District of Columbia (the “Court”) issued an order vacating the USACOE’s easement for the Dakota Access Pipeline and requiring that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the USACOE appealed the decision. On July 14, 2020, the Court of Appeals granted a temporary administrative stay, and on January 26, 2021, the Court of Appeals affirmed that part of the lower court decision vacating the USACOE’s easement while it prepares a new environmental impact statement, but reversed the lower court’s order to shut down the pipeline. Since then, both the Biden Administration and the Court have declined to shut down the pipeline, and on June 22, 2021, the Court dismissed the subject lawsuit. The Court noted, however, that future challenges were possible depending on the outcome of the ongoing environmental study, which the USACOE issued in draft form on September 8, 2023. On October 14, 2024, the Standing Rock Sioux Tribe filed a new lawsuit in the U.S. District Court for the District of Columbia, alleging that the USACOE is allowing the pipeline to operate without the necessary easement and without an appropriate environmental impact statement. The USACOE and Dakota Access Pipeline filed motions to dismiss the case on January 17, 2025 The case was dismissed on March 28, 2025. The Standing Rock Sioux appealed that dismissal on May 29, 2025 and litigation is ongoing. The USACOE completed the final environmental impact study on December 19, 2025. Accordingly, the continued operation of Dakota Access Pipeline in the future is uncertain. While this litigation does not directly impact our operations, we derive a significant amount of revenue from the Royalty Properties and NPI we hold in the Bakken region, the region for which the Dakota Access Pipeline is considered to be a key pipeline. The outcome of this litigation may have a material adverse effect on our Royalty and NPI revenues derived from the Bakken region based on the timing of future development of wells on, or production of oil and natural gas from, or the method and cost of transportation related to the production on the properties. We have no control over the operation of such properties.

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

West Texas Minerals LLC and Carrollton Mineral Partners, LP, and certain affiliates, beneficially hold, in the aggregate, approximately 5.2% of our outstanding Units. These unitholders, acting together, would be able to influence all matters requiring unitholder approval and have the right to appoint a Manager to our Board of Managers, for so long as they collectively hold an aggregate of at least 1,000,000 Units. For example, these unitholders would be able to influence amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions.

Our General Partner and its affiliates have conflicts of interests, which may permit our General Partner and its affiliates to favor their own interests to the detriment of unitholders.

We and our General Partner and its affiliates share, and therefore compete for, the time and effort of General Partner personnel who provide services to us. Officers of our General Partner and its affiliates do not, and are not required to, spend any specified percentage or amount of time on our business. In fact, our General Partner has a duty to manage our Partnership in the best interests of our unitholders, but it also has a duty to operate its business for the benefit of its partners. Because these shared officers function as both our representatives and those of our General Partner and its affiliates, conflicts of interest could arise between our General Partner and its affiliates, on the one hand, and us or our unitholders, on the other. As a result of these conflicts, our General Partner and its affiliates may favor their own interests over the interests of unitholders.

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

If we issue additional common units, it will reduce our unitholders' proportionate ownership interest in us. This could cause the market price of the common units to fall and reduce the per unit cash distributions paid to our unitholders. In addition, if we issue limited partnership units with voting rights superior to the common units, it could adversely affect our unitholders' voting power.

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

Our continued success depends to a considerable extent upon the abilities and efforts of the senior management of our General Partner, our Chief Executive Officer, Bradley J. Ehrman, and Chief Financial Officer, Leslie A. Moriyama. The loss of the services of either of these key personnel could have a material adverse effect on the results of our operations. We have not obtained insurance or entered into employment agreements with either of these key personnel.

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

The 20% deduction for certain pass-through income may not be available for our unitholders’ allocable share of our net income, in which case our unitholders’ tax liability with respect to ownership and disposition of our units may be materially higher than if the deduction is available.

Under current law, which made permanent the 20% deduction that was set to expire on December 31, 2025, an individual taxpayer may generally claim a deduction in the amount of 20% of its allocable share of certain publicly traded partnership income, including generally, among other items, the net amount of its items of income, gain, deduction, and loss from a publicly traded partnership’s U.S. trade or business. Because we own only non-operated, passive mineral and royalty interests, most or all of the income that we now generate, or will generate in the future, may not be “qualifying publicly traded partnership income” eligible for the 20% deduction. If the deduction is not available, our unitholders’ tax liability from ownership and disposition of our units may be materially higher than if the deduction is available. We urge our unitholders to consult with their tax advisors regarding the availability of the 20% deduction on any income allocated from us.

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

A unitholder may lose its status as a partner of our Partnership for federal income tax purposes if the unitholder lends our common units to a short seller to cover a short sale of such common units.

If a unitholder loans its common units to a short seller to cover a short sale of common units, the unitholder may be considered as having disposed of its ownership of those common units for federal income tax purposes. If so, the unitholder would no longer be a partner of our Partnership for tax purposes with respect to those common units during the period of the loan and may recognize gain or loss from the disposition. As a result, during this period, any of our income, gain, loss or deduction with respect to those common units would not be reportable, and any cash distributions received for those common units would be fully taxable and may be treated as ordinary income.

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

If the IRS makes audit adjustments to our income tax returns, it may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

If the IRS makes audit adjustments to our income tax returns, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We generally will have the ability to shift any such tax liability (including any applicable penalties and interest) to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the economic burden resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

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

Public health threats and other highly communicable diseases, outbreaks of which have been occurring across the world, including the United States, could adversely impact our Partnership, drilling activities on our properties and the global economy.

In particular, the outbreak starting in 2020 of a coronavirus (COVID-19) resulted in quarantines, restrictions on travel and a decrease in economic activity across the world, which then resulted in a decrease in demand for hydrocarbons. At its height, the COVID-19 pandemic had a significant negative effect on the global economy, supply chains and labor force participation, and created significant volatility in financial markets. While in May 2023 the World Health Organization (“WHO”) determined COVID-19 to be an established and ongoing health issue which no longer constitutes a public health emergency of international concern, the COVID-19 pandemic and its ongoing variants or a new global public health crisis may have a material adverse effect on the demand for hydrocarbons and the prices at which they are sold, which may impact our revenues and operating income, our cash distributions and our business generally. It is impossible to predict the effect of a global public health crisis, including continued spread, or fear of continued spread, of COVID-19 and its ongoing variants globally or the occurrence of a new global public health crisis of similar magnitude. No assurance can be given that public health threats will not have a material adverse effect on our business, operations and financial results.

The Partnership may be adversely affected by the international economic instability caused by ongoing global conflicts.

From 2022 through 2025, multiple global military conflicts arose causing instability in the international economy which has continued into 2026. Although the length, impact and outcome of these military conflicts are highly unpredictable, an escalation or expansion of any of these conflicts could lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequences of these ongoing conflicts.

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company and large accelerated filer, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of managers or committees or as members of senior management. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” and elsewhere in this report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises, the conflicts in Ukraine and the Middle East, the political uncertainty in Venezuela, changes in the operations on or development of our properties, changes in economic and industry conditions (including changes to tariff and import/export regulations by the United States or other countries) and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

You should read these statements carefully because they may discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other forward-looking information. Before you invest, you should be aware that the occurrence of any of the events herein described in “Item 1A – Risk Factors” and elsewhere in this report and in the Partnership’s other filings with the Securities and Exchange Commission could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common units could decline, and you could lose all or part of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We and our operators increasingly rely on information technology systems to operate our respective businesses, and the oil and natural gas industry depends on digital technologies in exploration, development, production, and processing activities. We depend on digital technology in many areas of our business and operations, including, but not limited to, estimating quantities of oil and natural gas reserves, processing and recording financial and operating data, oversight and analysis of drilling, completion and production operations and communications with the employees of the Operating Partnership and third party customers and services providers. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, gathering, misuse, loss or destruction of proprietary and other information, fraud, extortion, harm to employees or customers, violation of data privacy or security laws and disruption of other business activities. In addition, the rapid evolution and increased adoption of artificial intelligence tools and similar machine learning technologies may intensify our cybersecurity risks.

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

We, in coordination with external experts, have implemented a cyber and data security incident response plan that has four overarching and interconnected stages: (i) preparation for a cybersecurity incident, (ii) identification, analysis, and notification of a security incident by external experts, as applicable, (iii) containment, eradication, and recovery, and (iv) post-incident analysis and learnings for future preparedness. Such incident responses are managed by our outsourced IT managed services provider, Chief Financial Officer (“CFO”), and department managers, who, together, comprise our primary incident response team. As part of our cybersecurity risk management process, our incident response team logs and tracks privacy and security incidents across the Partnership, vendors, third party service providers, and other business partners. Cyber and data security incidents are evaluated to determine materiality, as well as operational, business, and privacy impact, ranked by severity, and prioritized for response and remediation. Significant incidents are evaluated by the primary incident response team to determine whether further escalation is appropriate, and any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to the Chief Executive Officer (“CEO”). We consult with outside counsel and other subject matter experts regarding materiality analysis, disclosure, and other compliance matters, as appropriate, and our executive officers, with input from the Board of Managers, as appropriate, make the final materiality determinations and disclosure and other compliance decisions. Our management apprises the Partnership’s independent public accounting firm of matters and any relevant developments.

The Advisory Committee of the Board of Managers of the general partner of our General Partner has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board of Managers for consideration. Reports are periodically provided to the Advisory Committee during our board meetings by the individuals who oversee risk management in cybersecurity. This includes existing and new cybersecurity risks, including artificial intelligence, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and status on key information security initiatives. Members of the Board of Managers also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

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

Properties

We own two categories of properties: Royalty Properties and net profits overriding royalty interests (referred to as the “Net Profits Interest”, or “NPI”).

Royalty Properties

We own Royalty Properties representing producing and nonproducing mineral, royalty, overriding royalty, net profit and leasehold interests in properties located in 594 counties and parishes in 28 states. Acreage amounts listed herein represent our best estimates based on information provided to us as a royalty owner. Due to the significant number of individual deeds, leases and similar instruments involved in the acquisition and development of the Royalty Properties by us or our predecessors, acreage amounts are subject to change as new information becomes available. In addition, as a royalty owner, our access to information concerning activity and operations on the Royalty Properties is limited. Most of our producing properties are subject to old leases and other contracts pursuant to which we are not entitled to well information. Some of our newer leases provide for access to technical data and other information. We may have limited access to public data in some areas through third party subscription services. Consequently, the exact number of wells producing from or drilling on the Royalty Properties at a given point in time is not easily determinable. The primary manner by which we will become aware of activity on the Royalty Properties is receipt of division orders or other correspondence from operators or purchasers.

Acreage Summary

The following table sets forth, as of December 31, 2025, a summary of our gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests, and a compilation of the number of counties and parishes and states in which these interests are located. The majority of our net mineral acres are unleased.

			Overriding
	Mineral	Royalty	Royalty	Leasehold
Number of States	28	17	17	8
Number of Counties/Parishes	525	196	151	33
Gross Acres	2,953,000	679,000	370,000	24,000
Net Acres (where applicable)	473,000	-	-	-

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

The following table sets forth, as of December 31, 2025, the combined summary of total gross and net acres, where applicable, of mineral, royalty, overriding royalty and leasehold interests in each of the states in which these interests are located. Overriding royalty interests are only included in gross acre totals.

State	Gross	Net	State	Gross	Net
Alabama	105,000	8,000	Montana	366,000	81,000
Arkansas	49,000	16,000	Nebraska	3,000	< 500
Colorado	75,000	7,000	New Mexico	58,000	3,000
Florida	89,000	25,000	New York	23,000	19,000
Georgia	4,000	1,000	North Dakota	523,000	82,000
Idaho	17,000	2,000	Ohio	< 500	< 500
Illinois	5,000	1,000	Oklahoma	273,000	19,000
Indiana	< 500	< 500	Oregon	6,000	1,000
Kansas	14,000	2,000	Pennsylvania	10,000	6,000
Kentucky	2,000	1,000	South Dakota	55,000	11,000
Louisiana	136,000	3,000	Texas	2,041,000	171,000
Michigan	54,000	3,000	Utah	6,000	< 500
Mississippi	81,000	9,000	West Virginia	< 500	< 500
Missouri	< 500	< 500	Wyoming	32,000	2,000

Leasing Activity

We received $4.0 million during 2025 attributable to lease bonuses from new leases, extensions of existing leases, and pooling elections. These leases reflected bonus payments ranging up to $15,000/acre and initial royalty terms ranging up to 25%. The following table sets forth a summary of new leases, lease extensions, and pooling elections consummated during 2023, 2024 and 2025.

	2025	2024	2023
Number	27	19	14
Number of States	5	4	3
Number of Counties	13	9	11
Average Royalty(1)	23.4%	24.3%	25.0%
Average Bonus, $/acre(1)	$4,779	$532	$18,385
Total Lease Bonus (in millions)(2)	$4.0	$0.3	$12.7

(1)	Based on net acreage weighted average.
(2)	Lease Bonus excludes proceeds of $5.4 million from assignment of leasehold in 2025.

Payments received for shut-in and delay rental payments, coal royalty, surface use agreements, litigation judgments and settlement proceeds are reflected in our accompanying consolidated financial statements in other operating revenues.

Net Profits Interests

The NPI represents a net profits overriding royalty interest burdening various properties owned by the Operating Partnership. We receive monthly payments from the NPI equaling 96.97% of the net profits realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the NPI, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit. In the event that the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of December 31, 2025, the Minerals NPI had outstanding capital commitments, primarily in the Bakken region, of $8.5 million.

Acreage Summary

The following tables set forth, as of December 31, 2025, information concerning properties owned by the Operating Partnership and subject to the NPI. Acreage amounts listed under “Leasehold” reflect gross acres leased by the Operating Partnership and the working interest share (net acres) in those properties. Acreage amounts listed under “Mineral” reflect gross acres in which the Operating Partnership owns a mineral interest and the undivided mineral interest (net acres) in those properties. The Operating Partnership's interest in these properties may be unleased, leased by others or a combination thereof. In addition to amounts listed below, the Operating Partnership owns interests limited to certain wellbores located on lands in which we own mineral, royalty or leasehold interests. The acreage amounts associated with the wellbore interests are included in Royalty Properties Acreage Summary and not in the table below.

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

Productive Well Summary

The following table sets forth, as of December 31, 2025, the approximate combined number of producing wells on the properties subject to the NPI. Gross wells refer to wells in which a working interest is owned. Net wells are determined by multiplying gross wells by our working interest in those wells.

	Productive Wells/Units(1)
	Gross	Net
Texas	593	19
North Dakota	583	11
All others	269	7
Total	1,445	37

(1)	Defined as all wells/units for which we received production revenue during the calendar year. Large, multi-well units paid on an aggregate basis are included as one gross well.

New Well Activity

The following table sets forth first payments received for new wells on our Royalty Properties and NPI properties during 2025. The majority of the activity was concentrated in the Permian Basin, the Rockies, the Bakken region, and South Texas. Included in the table below are wells in which we own both a royalty interest and a net profits interest. Wells with such overlapping interests are counted in both categories.

	Royalty	Net Profits
	Properties(1)	Interest
Gross Wells	761	108
Net Wells	5	1
Number of States	6	4
Number of Counties/Parishes	39	15

(1)	224 gross and 1.5 net well additions were attributable to acquisitions closed during 2024. These well additions were in 13 counties and three states. 26 gross and 1.4 net well additions were attributable to the acquisition closed during the third quarter of 2025. These well additions were in Adams County, Colorado. We anticipate receiving more first payments for new wells attributable to the acquisition closed during the third quarter of 2025 in the first half of 2026.

We have and will continue to consider a range of transaction structures for our unleased mineral interests including leasing to third parties, working interest participation through the Operating Partnership, electing non-consent under State laws, or a combination thereof.

Oil and Natural Gas Reserves

The below table reflects the Partnership's proved developed producing reserves as of December 31, 2025, 2024, and 2023. The reserves are based on the reports of independent petroleum engineering consulting firm LaRoche Petroleum Consultants, Ltd. (“LPC”), who is registered with the Engineering Board of the State of Texas and has been engaged in the business of oil and natural gas property evaluation since its formation in 1979. Other than our filings with the SEC, we have not filed the estimated proved reserves with, or included them in any reports to, any federal agency. Copies of the reports prepared by LPC are attached hereto as Exhibits 99.1 and 99.2.

The Partnership’s petroleum engineer and CEO work closely with our third party reserve engineers to ensure integrity, accuracy, and timeliness of the data used to calculate our estimated proved developed producing reserves. Our petroleum engineer met with our third party engineers periodically during the reserve report process to discuss the assumptions and methods used in the proved reserve estimation process. The Partnership does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. We provide historical information to the third party reserve engineers for our properties such as ownership interest, oil and natural gas production, realized commodity pricing, and production and operating costs. The third party reserve engineers extrapolate from this information estimates of the proved reserves attributable to the Royalty Properties and NPI based on their expertise in the oil and natural gas fields where the Royalty Properties and NPI are situated, as well as publicly available information. Ensuring compliance with generally accepted petroleum engineering and evaluation methods and procedures is the responsibility of the Partnership’s CEO. Our CEO has a bachelor’s degree in Petroleum Engineering from the University of Alberta and has worked in the upstream oil and natural gas business in various capacities since 1996.

Our proved reserve estimates were prepared in accordance with our internal control procedures. During the period covered by the reserve report, our petroleum engineer met with LPC to review properties and discuss evaluation methods and assumptions used in the proved reserves estimates, in accordance with our prescribed internal control procedures. Our internal controls over the reserves estimation process include verification of input data used in LPC’s reserves evaluation software as well as reviews by our petroleum engineer and CEO, which include the following:

●	Review of ownership interests in the reserves database against our internal ownership data;
●	Review of historical realized commodity prices and differentials from index prices compared to the differentials used in the reserves database;
●	Review of actual historical production volumes compared to projections in the reserve report; and
●	Review of preliminary reserve estimates by our CEO with our petroleum engineer

	Summary of Oil and Natural Gas Reserves as of Fiscal Year-End
	All Proved Developed Producing and located in the United States
	Royalty Properties		Net Profits Interests(1)		Total
Year	Oil(2)	Natural Gas	Oil(2)	Natural Gas	Oil(2)	Natural Gas
	(mbbls)	(mmcf)	(mbbls)	(mmcf)	(mbbls)	(mmcf)
2025	8,174	31,239	1,298	5,393	9,472	36,632
2024	9,398	31,651	1,671	3,948	11,069	35,599
2023	6,642	28,138	1,676	5,213	8,318	33,351

(1)	Reserves reflect 96.97% of the corresponding amounts assigned to the Operating Partnership’s interests in the NPI properties.
(2)	Oil reserves include volumes attributable to natural gas liquids.

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

Title to Properties

We believe that we have satisfactory title to all of our assets. Record title to essentially all of our assets has undergone the appropriate filings in the jurisdictions in which such assets are located. Title to property may be subject to encumbrances. We believe that none of such encumbrances should materially detract from the value of our properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

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

As of December 31, 2025, there were 22,832 common unitholders.

Our partnership agreement requires that we make quarterly distributions in an amount equal to all funds that we receive from the Royalty Properties and the NPI (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves.

Performance Graph

The Performance Graph below compares the cumulative five-year total unitholder return on our common units beginning December 31, 2020, and for each subsequent year end through and including December 31, 2025, with cumulative returns of the S&P 500 Index, the SPDR S&P Oil and Gas Exploration and Production ETF (“XOP”), and an industry peer group selected by us. The industry peer group we selected is comprised of the following companies: Black Stone Minerals, L.P., Viper Energy, Inc., and Kimbell Royalty Partners, L.P. In prior years, we compared our cumulative five-year total unitholder return to an industry peer group selected by us that we believed appropriately reflected the minerals and royalties industry. Over time, however, consolidation within the minerals and royalties industry has resulted in a smaller, less stable set of entities. As a result, the composition of the industry peer group has changed frequently and has introduced volatility that we believe no longer provides a consistent or meaningful basis for comparison. Beginning with this year’s performance graph, we have selected the XOP index for comparison. XOP represents a broader and more stable industry benchmark composed of a diversified set of oil and natural gas exploration companies. We believe use of this index enhances comparability and provides unitholders with a more consistent, long-term measure of our relative total unitholder return performance.

The Performance Graph assumes $100 was invested in our common units and in the index and industry peer group described above on December 31, 2020. Distribution or dividend reinvestments have been assumed on the payment dates. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Dorchester Minerals, L.P.	$100.00	$199.09	$342.06	$408.60	$476.98	$354.05
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.04	$196.16
XOP	$100.00	$163.88	$232.27	$234.03	$226.27	$215.83
Industry Peer Group	$100.00	$183.47	$304.65	$318.66	$445.10	$406.36

Issuer Purchases of Equity Securities

				(c)	(d)
				Total	Maximum
				Number of	Number
				Units	of Units that
				Purchased	May
				as	Yet Be
	(a)		(b)	Part of	Purchased
	Total		Average	Publicly	Under the
	Number of		Price	Announced	Plans
	Units		Paid	Plans	or
Period	Purchased		per Unit	or Programs	Programs
October 1, 2025 – October 31, 2025	-		N/A	-	133,306	(1)
November 1, 2025 – November 30, 2025	-		N/A	-	133,306	(1)
December 1, 2025 – December 31, 2025	35,000	(2)	$22.27	35,000	98,306	(1)
Total	35,000		$22.27	35,000	98,306	(1)

(1)	The number of common units that our General Partner may grant under the Dorchester Minerals Management LP Equity Incentive Program, originally adopted on May 20, 2015, by Dorchester Minerals Operating LP, the Partnership’s sole limited partner, as amended and restated and adopted by the Partnership on October 20, 2022, and, subsequently, as amended and restated as of October 4, 2023, which was approved by our common unitholders on October 4, 2023 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2025, the maximum number of common units that could be purchased under the Equity Incentive Program is 157,641 common units.

(2)

Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 12, 2025, for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Objective

The following discussion summarizes our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2025, and 2024, and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Annual Report. A discussion of results of operations and liquidity and capital resources for fiscal year 2023 has been omitted from this report but may be found at “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025, and is incorporated by reference in this report from such prior Annual Report on Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from period to period, and the primary factors that accounted for those changes.

2025 Overview

Our results during 2025 were mainly driven by lower industrywide realized oil prices versus 2024, decreases in NPI properties oil and natural gas sales volumes due to lower drilling activity in the Bakken region, and increased capital expenditures deducted under the NPI calculation, offset by increases in Royalty Properties oil and natural gas sales volumes from incremental production from 2024 and 2025 acquisitions and continued drilling activity in the Rockies,  increased leasing activity, and higher industrywide realized natural gas sales prices versus 2024. Significant results include the following:

●	Net income of $57.4 million;

●	Distributions of $132.0 million to our limited partners;

●

Acquisition of mineral interests representing approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership valued at $23.0 million and issued pursuant to the Partnership's registration statement on Form S-4;

●

First payments on 761 gross and 5 net new wells on our Royalty Properties, of which 250 gross and three net wells were attributable to our 2024 and 2025 acquisitions, and on 108 gross and one net new wells on our NPI properties. The wells were located in 43 counties and parishes in seven states with the majority of the activity concentrated in the Permian Basin, the Rockies, and the Bakken region. Included in these totals are wells in which we own both a royalty interest and a net profits overriding royalty interest. Wells with such overlapping interests are counted in both categories;

●	Assignment of leasehold interest in Upton County, Texas, with proceeds totaling $5.4 million; and

●

Lease bonus of $4.0 million includes consummation of leases or extension of existing leases of our mineral interests in undeveloped properties located in 13 counties in five states. Of the $4.0 million, $3.6 million was attributable to an extension of an existing lease on 243 net acres in two tracts of land in Reagan County, Texas for $15,000 per acre and a 25% royalty.

Critical Accounting Estimates

The Partnership’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires us to make certain estimates and apply judgments that affect our financial position and results of operations as reflected in our consolidated financial statements. Actual results may differ from those estimates. The Partnership’s accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

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

Revenues from Royalty Properties and NPI are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to three months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices. Estimates of uncollected revenues and unpaid expenses from Royalty Properties (which are interests in oil and natural gas leases that give the Partnership the right to receive a portion of the production from the leased acreage, without bearing the costs of such production) and net profits overriding royalty interests (referred to as the “Net Profits Interest”, or “NPI”) operated by nonaffiliated entities are particularly subjective due to our inability to gain accurate and timely information. Identified differences between our accrued revenue estimates and actual revenue received historically have not been significant.

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

	Years Ended December 31,
Accrual basis sales volumes:	2025	2024	% Change
Royalty Properties natural gas sales (mmcf)	6,132	5,680	8%
Royalty Properties oil sales (mbbls)	2,002	1,943	3%
NPI natural gas sales (mmcf)	1,963	2,134	(8)%
NPI oil sales (mbbls)	621	645	(4)%

Accrual basis average sales price:
Royalty Properties natural gas sales ($/mcf)	$2.24	$1.37	64%
Royalty Properties oil sales ($/bbl)	$56.99	$66.74	(15)%
NPI natural gas sales ($/mcf)	$2.55	$1.54	66%
NPI oil sales ($/bbl)	$57.50	$64.02	(10)%

Comparison of the years ended December 31, 2025 and 2024

The increase in oil sales volumes attributable to our Royalty Properties during 2025 versus 2024 is primarily a result of incremental increases in baseline production in the Permian Basin and Rockies from wells acquired in 2024 and 2025 and higher suspense releases on new wells on legacy acreage in the Rockies, partially offset by lower suspense releases on new wells on legacy acreage in the Permian Basin and Bakken region and decreased baseline production from legacy wells in the Permian Basin. The increase in natural gas sales volumes attributable to our Royalty Properties during 2025 versus 2024 is primarily a result of incremental increases in baseline production in the Permian Basin and Rockies from wells acquired in 2024 and 2025 and higher suspense releases on new wells on legacy acreage in the Rockies, partially offset by lower suspense releases on new wells on legacy acreage in the Permian Basin and lower suspense releases on new wells on legacy acreage and decreased baseline production from legacy wells in the Mid-Continent and East Texas.

The decrease in oil and natural gas sales volumes attributable to our NPI properties during 2025 versus 2024 is primarily the result of decreased baseline production and lower suspense releases on new wells in the Permian Basin and Bakken region, partially offset by increased suspense releases on existing wells in the Permian Basin in the second and third quarters of 2025 versus 2024.

The increase in lease bonus revenue from 2024 to 2025 is primarily attributable to receipt of $3.6 million in 2025 from an extension of an existing lease, wherein the Partnership leased 243 net acres in two tracts of land in Reagan County, Texas for $15,000 per acre, and receipt of $5.4 million from an assignment of leasehold interests.

Production taxes and operating expenses attributable to our Royalty Properties increased a combined 9% from 2024 to 2025. The increase is primarily a result of higher proportionate natural gas production taxes and post-production costs, such as compression, transportation, processing, and marketing, due to higher natural gas sales revenue and volumes and higher ad valorem taxes, partially offset by lower proportionate oil production taxes due to lower oil sales revenue.

Depreciation, depletion and amortization increased 56% from 2024 to 2025. Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of reserves extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions and suspense releases on new wells.

General and administrative expenses increased 12% from 2024 to 2025. The increase is primarily attributable to increased legal and other professional services fees, higher regulatory filing fees due to the Partnership’s S-4 registration statement filing in the first quarter of 2025, increased data service and technology costs, and higher compensation expense, including an expanded Operating Partnership equity program designed for employee retention.

Net cash provided by operating activities remained consistent from 2024 to 2025. The lack of change is primarily due to lower NPI payment receipts, lower revenue receipts attributable to our Royalty Properties, net of production taxes and operating expenses, and higher general and administrative expenses being offset by higher lease bonus and other income.

Acquisitions for Units

On August 29, 2025, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership valued at $23.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $1.8 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2025.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership, the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $8.8 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024. Final settlement net cash received, net of capitalized transaction costs paid, of $1.9 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2025.

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

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.4 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024. Final settlement net cash received, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2025.

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

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital, on both a short-term and long-term basis, are our cash flows from the Royalty Properties and the NPI. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from the Royalty Properties and NPI (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See below for the dates of cash distributions to unitholders.

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018, and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations are summarized in Note 7 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations. However, our liquidity and ability to fund future distributions may be affected by material uncertainties arising from factors beyond our control, including: ongoing global military conflicts such as those in Ukraine and the Middle East; current inflation and interest rates; political uncertainty in Venezuela; changes to tariff and import/export regulations by the United States or other countries; and prevailing economic conditions in the oil and natural gas market and other financial and business factors. We cannot predict events that may lead to future oil and natural gas price volatility. If market conditions were to change due to declines in oil prices, uncertainty created by military conflicts, or changes in trade policy, and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. The current economic environment is volatile, and we cannot predict the ultimate long-term impact on our liquidity or cash flows from these factors.

Liquidity and Working Capital

Cash and cash equivalents were $41.9 million as of December 31, 2025, and $42.5 million as of December 31, 2024.

Distributions

Distributions to limited partners and the General Partner related to cash receipts were as follows:

					In Thousands
				Per Unit	Limited	General
Year	Quarter	Record Date	Payment Date	Amount	Partners	Partner
2024	4th	February 3, 2025	February 13, 2025	$0.739412	$35,004	$1,291
2025	1st	May 5, 2025	May 15, 2025	$0.725835	34,360	1,283
2025	2nd	August 4, 2025	August 14, 2025	$0.620216	29,361	1,125
2025	3rd	November 3, 2025	November 13, 2025	$0.689883	33,291	1,229
Total distributions paid in 2025				$2.775346	$132,016	$4,928
2025	4th	February 2, 2026	February 12, 2026	$0.755712	$36,467	$1,226

In general, the limited partners are allocated 96% of the Royalty Properties’ net receipts and 99% of NPI net receipts.

Net Profits Interest

We receive monthly payments from the Operating Partnership equal to 96.97% of the net proceeds realized by the Operating Partnership from the properties underlying the Net Profits Interest (or “NPI”). The Operating Partnership retains the 3.03% balance of these net proceeds. Net proceeds generally reflect gross proceeds attributable to oil and natural gas production actually received during the month, less production costs actually paid during the same month, net of budgeted capital expenditures. Production costs generally reflect drilling, completion, operating and general and administrative costs and exclude depletion, amortization and other non-cash costs. The Operating Partnership made NPI payments to us totaling $18.3 million during October 2024 through September 2025, which payments reflected 96.97% of total net proceeds of $18.9 million realized from September 2024 through August 2025. Net proceeds realized by the Operating Partnership during September through November 2025 were reflected in NPI payments made during October through December 2025. These payments were included in the fourth quarter distribution paid February 12, 2026, and are excluded from this 2025 analysis.

Royalty Properties

Revenues from the Royalty Properties are typically paid to us with proportionate severance (production) taxes deducted and remitted by others. Additionally, we generally pay ad valorem taxes, general and administrative costs, and marketing and associated costs because royalties and lease bonuses generally do not otherwise bear operating or similar costs. After deduction of the costs described above, including cash reserves, our net cash receipts from the Royalty Properties during October 2024 through September 2025 were $118.6 million, of which $113.9 million (96%) was distributed to the limited partners and $4.7 million (4%) was distributed to the General Partner. Proceeds received by us from the Royalty Properties during October through December 2025 became part of the fourth quarter distribution paid on February 12, 2026, and are excluded from this 2025 analysis.

Distribution Determinations

The actual calculation of distributions is performed each calendar quarter in accordance with our partnership agreement. The following calculation covering the period October 2024 through September 2025 demonstrates the method:

	In Thousands
	Limited	General
	Partners	Partner
4% of net cash receipts from Royalty Properties	$-	$4,745
96% of net cash receipts from Royalty Properties	113,864	-
1% of NPI payments to our Partnership	-	183
99% of NPI payments to our Partnership	18,152	-
Total distributions	$132,016	$4,928
Operating Partnership share (3.03% of net proceeds)		573
Total General Partner share		$5,501
% of total	96%	4%

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

During the period October 2024 through September 2025, our Partnership's quarterly distribution payments to limited partners were based on all of its available cash, as defined in "Item 1 – Business".

Fourth Quarter 2025 Distribution Indicated Price

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

Cash receipts attributable to the Partnership's Royalty Properties during the fourth quarter of 2025 totaled $32.2 million. Approximately 62% of these receipts reflect oil sales during September 2025 through November 2025 and natural gas sales during August 2025 through October 2025, and approximately 38% from prior sales periods. The average indicated prices for oil and natural gas sales attributable to the Royalty Properties during the 2025 fourth quarter were $54.98/bbl and $1.91/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the fourth quarter of 2025 totaled $4.0 million. Approximately 66% of these receipts reflect oil and natural gas sales during August 2025 through October 2025, and approximately 34% from prior sales periods. The average indicated prices for oil and natural gas sales attributable to the NPI were $54.47/bbl and $2.16/mcf, respectively.

General and Administrative Costs

In accordance with our partnership agreement, we bear all general and administrative and other overhead expenses subject to certain limitations. We reimburse our General Partner for certain allocable costs, including rent, wages, salaries and employee benefit plans that are not direct expenses. This reimbursement is limited to an amount equal to the sum of 5% of our distributions plus certain costs previously paid. For the year ended December 31, 2025, the reimbursement amounts actually paid or reserved did not exceed the limitation.

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

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to factors outside of our control, including the war in Ukraine, conflicts in the Middle East, fluctuations in interest rates, global supply chain disruptions, political uncertainty in Venezuela, and actions taken by OPEC+. It is not possible for us to predict or determine how these factors might affect oil and natural gas market prices in the future. We continue to monitor factors impacting commodity supply and demand situations, including changes to tariff and import/export regulations by the United States or other countries, and assess their impact on our business.

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

Global oil markets are contending with tariff impacts, geopolitical tensions, and oil supply dynamics, including the evolving OPEC+ production strategy and potential constraints on Iranian, Russian, and Venezuelan oil exports. It is unclear how recent volatility in commodity prices will affect changes in North American production activity and oil producers are evaluating a range of scenarios in anticipation of oil price pressure in light of the foregoing. Gas producers could prove to be beneficiaries of potentially lower associated gas production in oil-weighted basins if oil production is curtailed. Larger, well-capitalized producers that comprise a greater portion of present North American shale production, are better able to withstand a broader range of commodity prices.

Customer Credit Risk

Our principal exposure to credit risk results from receivables generated by the production activities of our operators. We do not require collateral and the failure or inability of our operators to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency, or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable. Volatility in the commodity pricing environment and macroeconomic conditions may enhance our purchaser credit risk. See Note 2 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further detail of our concentration of credit risks and significant customers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2025. The independent registered public accounting firm of Grant Thornton LLP (PCAOB ID Number 248), as auditors of the Partnership’s consolidated financial statements included in the Annual Report, has issued an attestation report on the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter and year ended December 31, 2025, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of any “Non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item, including information about our Managers, Executive Officers, Partnership Governance and Audit Committee, is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2025.

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

3.17	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2024)
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

"Leasehold" means a property in which a working interest is owned.

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

Date: February 24, 2026

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert C. Vaughn	/s/ H.C. Allen, Jr.
Robert C. Vaughn Interim Chairman and Manager Date: February 24, 2026	H.C. Allen, Jr. Manager Date: February 24, 2026

/s/ Lesley R. Carver	/s/ Sarah N. Wariner
Lesley R. Carver Manager Date: February 24, 2026	Sarah N. Wariner Manager Date: February 24, 2026

/s/ Martha Ann Peak Rochelle	/s/ Albert G. Nance III
Martha Ann Peak Rochelle Manager Date: February 24, 2026	Albert G. Nance III Manager Date: February 24, 2026

/s/ Allen D. Lassiter	/s/ A. Troy Sturrock
Allen D. Lassiter Manager Date: February 24, 2026	A. Troy Sturrock Manager Date: February 24, 2026

/s/ F. Damon Box
F. Damon Box Manager Date: February 24, 2026

DORCHESTER MINERALS, L.P.

(A Delaware Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Dorchester Minerals, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Dorchester Minerals, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Dorchester Minerals, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dorchester Minerals, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of income, changes in partnership capital, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2026 expressed an unqualified opinion.

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

Dallas, Texas

February 24, 2026

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

December 31,

(In Thousands)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$41,937	$42,508
Accounts receivable	13,968	19,241
Net profits interest receivable - related party	2,513	5,544
Prepaid expenses and other current assets	526	539
Total current assets	58,944	67,832

Oil and natural gas properties (full cost method)	745,539	727,446
Accumulated full cost depletion	(495,643)	(429,435)
Total	249,896	298,011

Leasehold improvements	989	989
Accumulated amortization	(698)	(606)
Total	291	383

Operating lease right-of-use asset	423	586
Total assets	$309,554	$366,812

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
Accounts payable and other current liabilities	$3,538	$3,984
Operating lease liability	256	263
Total current liabilities	3,794	4,247

Operating lease liability	521	777
Total liabilities	4,315	5,024

Commitments and contingencies (Note 5)

Partnership capital:
General Partner	(4,825)	(1,997)
Unitholders (48,256 and 47,340 common units issued and outstanding as of December 31, 2025 and 2024, respectively)	310,064	363,785
Total partnership capital	305,239	361,788
Total liabilities and partnership capital	$309,554	$366,812

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

For each of the Years Ended December 31,
(In Thousands, except per unit amounts)

	2025	2024	2023
Operating revenues:
Royalties	$127,823	$137,465	$114,531
Net profits interest - related party	13,928	21,856	34,338
Lease bonus	9,400	314	12,668
Other	1,681	1,888	2,262
Total operating revenues	152,832	161,523	163,799

Costs and expenses:
Production taxes	5,834	6,884	5,776
Operating expenses	10,022	7,671	6,435
Depreciation, depletion and amortization	66,300	42,588	26,307
General and administrative expenses	2,179	1,980	3,350
General and administrative expenses - related party	11,145	9,951	7,814
Total costs and expenses	95,480	69,074	49,682
Net income	$57,352	$92,449	$114,117

Allocation of net income:
General Partner	$2,100	$3,249	$3,728
Unitholders	$55,252	$89,200	$110,389
Net income per common unit (basic and diluted)	$1.16	$2.13	$2.85
Weighted average basic and diluted common units outstanding	47,654	41,811	38,783

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

For each of the Years Ended December 31,

(In Thousands)

	General Partner	Unitholders	Total	Unitholder Units
2023
Balance at January 1, 2023	$676	$170,842	$171,518	38,372
Net income	3,728	110,389	114,117	-
Acquisitions of oil and natural gas properties for common units	-	35,777	35,777	1,211
Distributions ($3.395933 per common unit)	(4,291)	(131,564)	(135,855)	-
Balance at December 31, 2023	$113	$185,444	$185,557	39,583

2024
Net income	$3,249	$89,200	$92,449	-
Acquisitions of oil and natural gas properties for common units	-	235,663	235,663	7,757
Distributions ($3.487554 per common unit)	(5,359)	(146,522)	(151,881)	-
Balance at December 31, 2024	$(1,997)	$363,785	$361,788	47,340

2025
Net income	$2,100	$55,252	$57,352	-
Acquisition of oil and natural gas properties for common units	-	23,043	23,043	916
Distributions ($2.775346 per common unit)	(4,928)	(132,016)	(136,944)	-
Balance at December 31, 2025	$(4,825)	$310,064	$305,239	48,256

The accompanying notes are an integral part of these consolidated financial statements

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the Years Ended December 31,

(In Thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$57,352	$92,449	$114,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	66,300	42,588	26,307
Amortization of operating lease right-of-use asset	163	179	194
Changes in operating assets and liabilities:
Accounts receivable	6,024	(4,646)	(467)
Net profits interest receivable - related party	3,031	2,731	(1,105)
Prepaid expenses and other current assets	13	133	25
Accounts payable and other current liabilities	(135)	(522)	1,052
Operating lease liability	(263)	(273)	(281)
Net cash provided by operating activities	132,485	132,639	139,842

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	3,888	14,725	2,284

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(136,944)	(151,881)	(135,855)
(Decrease) Increase in cash and cash equivalents	(571)	(4,517)	6,271
Cash and cash equivalents at beginning of period	42,508	47,025	40,754
Cash and cash equivalents at end of period	$41,937	$42,508	$47,025

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions of oil and natural gas properties	$23,043	$235,663	$35,777

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

Certain amounts in the prior‑period consolidated financial statements have been reclassified to conform to the current‑period presentation. Management believes these reclassifications enhance the clarity and consistency of the financial statement presentation. These are presentation only reclassifications and had no effect on total assets, total liabilities, shareholders’ equity, net income, or cash flows for any periods presented.

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

General Partner — Our general partner is Dorchester Minerals Management LP, referred to in these Notes as “our General Partner.” Our General Partner owns all of the partnership interests in Dorchester Minerals Operating LP, the Operating Partnership. See Note 4 —Related Party Transactions. The General Partner is allocated 4% and 1% of our Royalty Properties’ net revenues and Net Profits Interest (“NPI”) proceeds received by the Operating Partnership, respectively.

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

Concentration of Credit Risks and Significant Customers — Our Partnership, as a royalty owner, has no control over the volumes or method of sale of oil and natural gas produced and sold from the Royalty Properties and NPI. Royalties operating revenues from properties operated by Exxon Mobil Corporation and its subsidiaries and Chevron Corporation and its subsidiaries represented approximately 15% and 10% of total operating revenues for the year ended December 31, 2025, respectively. Royalties operating revenues from properties operated by Exxon Mobil Corporation and its subsidiaries and Diamondback Energy, Inc. represented approximately 16% and 15% of total operating revenues for the year ended December 31, 2024, respectively. Royalties operating revenues from properties operated by Pioneer Natural Resources Company represented approximately 11% of total operating revenues for the year ended December 31, 2023. If we were to lose a significant customer, such loss could impact revenue. The loss of any single customer is mitigated by our diversified customer base, and we do not believe that the loss of any single customer would have a long-term material adverse effect on our financial position or the results of operations.

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

Receivables — Our Partnership’s accounts receivable and net profits interest receivable consist primarily of Royalty Properties payments receivable and NPI payments receivable, respectively. Most payments are received two to three months after the production date. No reserve for current expected credit losses on accounts receivable is deemed necessary based upon our lack of historical write offs and review of current receivables. The Partnership’s receivables as of the years ended  December 31, 2025, 2024 and 2023 consists of the following:

	In Thousands
	2025	2024	2023
Royalty Properties receivable	$13,810	$19,120	$13,556
Other	158	121	179
Accounts receivable	13,968	19,241	13,735
Net profits interest receivable - related party	2,513	5,544	8,275
Total Receivables	$16,481	$24,785	$22,010

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Oil and Natural Gas Properties — We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. These capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. For the purposes of determining the capitalized costs ceiling, our Partnership only assigned value to proved developed producing oil and natural gas reserves as of  December 31, 2025. The full cost ceiling is evaluated at the end of each quarter and when events indicate possible impairment. There have been no impairments for the years ended  December 31, 2025, 2024 and 2023 as a result of the full cost ceiling test.

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

The following table disaggregates the Partnership’s oil and natural gas revenues from production on the Royalty Properties for the years ended  December 31, 2025, 2024 and 2023:

	In Thousands
	2025	2024	2023
Oil sales (1)	$114,116	$129,693	$102,323
Natural gas sales	13,707	7,772	12,208
Total Royalties operating revenue	$127,823	$137,465	$114,531

(1)	Includes natural gas liquids sales.

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

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The ASU includes a comprehensive list of required interim disclosures and adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is evaluating ASU 2025-11 to determine its impact on the Partnership’s disclosures.

The Partnership considers the applicability and impact of all ASUs. There are no other recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption.

3.	Acquisitions for Units

On August 29, 2025, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership valued at $23.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $1.8 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2025. Oil and natural gas properties, at cost, on the consolidated balance sheet as of December 31, 2025 includes $19.7 million of net capitalized costs attributable to proved oil and natural gas properties acquired in the transaction.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership, the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $8.8 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024. Oil and natural gas properties, at cost, on the consolidated balance sheet as of December 31, 2024 includes $193.7 million of net capitalized costs attributable to proved oil and natural gas properties acquired in the transaction. Final settlement net cash received, net of capitalized transaction costs paid, of $1.9 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2025.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with an unrelated third party, the Partnership acquired overriding royalty interests totaling approximately 1,204 net royalty acres located in Weld County, Colorado in exchange for 530,000 common units representing limited partnership interests in the Partnership valued at $16.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $1.4 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024. Oil and natural gas properties, at cost, on the consolidated balance sheet as of December 31, 2024 includes $14.6 million of net capitalized costs attributable to proved oil and natural gas properties acquired in the transaction.

On March 28, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 1,485 net royalty acres located in two counties in Colorado in exchange for 505,369 common units representing limited partnership interests in the Partnership valued at $17.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.4 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2024. Oil and natural gas properties, at cost, on the consolidated balance sheet as of December 31, 2024 includes $12.3 million of net capitalized costs attributable to proved oil and natural gas properties acquired in the transaction.

Final settlement net cash received, net of capitalized transaction costs paid, of $0.2 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the year ended December 31, 2025.

4.	Related Party Transactions

Our General Partner owns all of the partnership interests in the Operating Partnership. The Operating Partnership is the employer of all personnel, owns the working interests and other properties underlying our NPI, and provides day-to-day operational and administrative services to us and the General Partner. In accordance with our partnership agreement, we reimburse the General Partner for certain allocable general and administrative costs, including rent, salaries, and employee equity and benefit plans that are not direct expenses. These types of reimbursements are limited to 5% of distributions, plus certain costs previously paid. All such costs have been below the annual 5% limit amount, including the allowable surplus carryforward, for the years ended December 31, 2025, 2024 and 2023. Additionally, certain reimbursable direct expenses such as professional and regulatory fees, as well as certain general and administrative costs that are related to regulatory matters, are not limited. The Partnership reimburses the Operating Partnership an estimated monthly fee for these expenses and in the month following will settle any payable or receivable remaining for actual expenses paid on behalf of the Partnership. All significant related party transactions with the Operating Partnership have been stated on the face of the consolidated financial statements for the years ended  December 31, 2025, 2024 and 2023.

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

On January 22, 2026, the Partnership announced its cash distribution for the fourth quarter of 2025 of $0.755712 per common unit, representing activity for the three-month period ended December 31, 2025, payable to common unitholders on record as of February 2, 2026. This distribution was paid on February 12, 2026. The partnership agreement requires the next cash distribution to be paid by May 15, 2026.

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

Lease expense for the years ended  December 31, 2025, 2024 and 2023 was as follows:

	In Thousands
	2025	2024	2023
Operating lease expense	$262	$262	$262

Supplemental cash flow information related to leases was as follows:

	In Thousands
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$362	$356	$350

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

	2025	2024	2023

Weighted-Average Remaining Lease Term (months)
Operating lease	38	50	62
Weighted-Average Discount Rate
Operating lease	5%	5%	5%

Maturities of lease liabilities are as follows:

In Thousands
2025
2026	$368
2027	374
2028	380
2029	63
Total lease payments	1,185
Less amount representing interest	(408)
Total lease obligation	$777

8.	Segment Reporting

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

The Partnership’s CEO has been determined to be the chief operating decision maker of the Partnership. The CEO uses Net income, as reported on our Consolidated Income Statements, to assess financial performance and allocate resources on a consolidated basis. The CEO manages and evaluates the results of the Partnership on a consolidated basis, and Net income is used to evaluate key operating decisions, such as making strategic acquisitions, determining transaction structures to capitalize on the development of the properties underlying our mineral interests, and allocating resources for general and administrative expenditures. The CEO does not review consolidated balance sheet assets when assessing segment performance and deciding how to allocate resources. Disaggregated operating revenues of the Partnership’s single segment and all significant segment expenses are presented separately on the Partnership’s Consolidated Income Statements. There are no other significant segment expenses or other segment items that would require disclosure.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Oil and Natural Gas Reserve and Standardized Measure

The NPI represents a net profits overriding royalty interest burdening various properties owned by the Operating Partnership. The Royalty Properties consist of producing and nonproducing mineral, royalty, overriding royalty, net profits, and leasehold interests located in 594 counties and parishes in 28 states. Amounts set forth herein attributable to the NPI reflects our 96.97% net share. Although new activity has occurred on certain of the Royalty Properties, based on engineering studies available to date, no events have occurred since December 31, 2025 that would have a material effect on our estimated proved developed reserves.

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

	Oil (mbbls)			Natural Gas (mmcf)
	2025	2024	2023	2025	2024	2023
Estimated quantity, beginning of year	11,069	8,318	8,920	35,599	33,351	39,153
Revisions in previous estimates	520	2,927	1,283	7,921	4,799	839
Purchase of reserves in place (1)	506	2,429	374	1,269	5,296	743
Production	(2,623)	(2,605)	(2,259)	(8,157)	(7,847)	(7,384)
Estimated quantity, end of year	9,472	11,069	8,318	36,632	35,599	33,351

(1) During 2025, the Partnership acquired mineral interests representing approximately 3,050 net royalty acres in Adams County, Colorado. The acquisition represented 506 mbbls and 1,269 mmcf of 2025 purchases of minerals in place.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

Supplemental Oil and Natural Gas Data

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows
(Dollars in Thousands Except Where Noted)

	2025	2024	2023
Future estimated gross revenues	$547,822	$667,840	$559,865
Future estimated production costs	(34,747)	(43,476)	(35,026)
Future estimated net revenues	513,075	624,364	524,839
10% annual discount for estimated timing of cash flows	(235,255)	(291,958)	(252,761)
Standardized measure of discounted future estimated net cash flows	$277,820	$332,406	$272,078
Sales of oil and natural gas produced, net of production costs	$(125,895)	$(146,050)	$(137,015)
Net changes in prices and production costs	(37,190)	(7,280)	(122,884)
Net change due to purchase of minerals in place	15,656	69,946	9,813
Revisions of previous quantity estimates	52,949	109,971	54,220
Accretion of discount	33,241	27,208	41,915
Change in production rate and other	6,653	6,533	6,876
Net change in standardized measure of discounted future estimated net cash flows	$(54,586)	$60,328	$(147,075)
Depletion of oil and natural gas properties (dollars per mcfe)	$2.78	$1.81	$1.25
Property acquisition costs	$18,093	$220,389	$34,084
Average oil price per barrel (1)(2)	$55.24	$61.19	$66.04
Average natural gas price per mcf (1)	$1.93	$1.04	$1.90

(1)	Includes Royalty and NPI prices combined by volumetric proportions and represents the 12-month unweighted average of first-day-of-the-month commodity prices for the periods presented with adjustments for basin differentials.
(2)	Includes oil and natural gas liquids prices combined by volumetric proportions.