Form 10-Q
period 2026-03-31
DORCHESTER MINERALS, L.P.
filed 2026-05-06
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of common units representing limited partnership interests outstanding as of May 6, 2026: 48,255,450

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) and in this Quarterly Report, in the Partnership’s other filings with the SEC and elsewhere in this Quarterly Report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises, the conflicts in the Middle East, including the recent military conflict in Iran, and Ukraine, the political uncertainty in Venezuela, changes in the operations on or development of our properties, changes in economic and industry conditions (including changes to tariff and import/export regulations by the United States or other countries) and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$28,157	$41,937
Accounts receivable	26,849	13,968
Net profits interest receivable - related party	19,042	2,513
Prepaid expenses and other current assets	393	526
Total current assets	74,441	58,944

Oil and natural gas properties (full cost method)	743,059	745,539
Accumulated full cost depletion	(516,527)	(495,643)
Total	226,532	249,896

Leasehold improvements	989	989
Accumulated amortization	(721)	(698)
Total	268	291

Operating lease right-of-use asset	384	423
Total assets	$301,625	$309,554

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$4,229	$3,538
Operating lease liability	252	256
Total current liabilities	4,481	3,794

Operating lease liability	461	521
Total liabilities	4,942	4,315

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	(5,174)	(4,825)
Unitholders (48,256 common units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	301,857	310,064
Total partnership capital	296,683	305,239
Total liabilities and partnership capital	$301,625	$309,554

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Operating revenues
Royalties	$40,965	$37,830
Net profits interest - related party	16,529	4,793
Lease bonus	849	111
Other	532	430
Total operating revenues	58,875	43,164

Costs and expenses
Operating, including production taxes	4,567	4,447
Depreciation, depletion and amortization	20,907	16,759
General and administrative	1,261	1,379
General and administrative expenses - related party	3,003	2,937
Total costs and expenses	29,738	25,522

Net income	$29,137	$17,642

Allocation of net income
General Partner	$877	$632
Unitholders	$28,260	$17,010
Net income per common unit (basic and diluted)	$0.59	$0.36
Weighted average basic and diluted common units outstanding	48,256	47,340

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended March 31, 2025
Balance at January 1, 2025	$(1,997)	$363,785	$361,788	47,340
Net income	632	17,010	17,642
Distributions ($0.739412 per common unit)	(1,291)	(35,004)	(36,295)
Balance at March 31, 2025	$(2,656)	$345,791	$343,135	47,340

Three Months Ended March 31, 2026
Balance at January 1, 2026	$(4,825)	$310,064	$305,239	48,256
Net income	877	28,260	29,137
Distributions ($0.755712 per common unit)	(1,226)	(36,467)	(37,693)
Balance at March 31, 2026	$(5,174)	$301,857	$296,683	48,256

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$29,137	$17,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,907	16,759
Amortization of operating lease right-of-use asset	39	42
Changes in operating assets and liabilities:
Accounts receivable	(10,401)	(2,056)
Net profits interest receivable - related party	(16,529)	(14)
Prepaid expenses and other current assets	133	(146)
Accounts payable and other current liabilities	691	1,233
Operating lease liability	(64)	(66)
Net cash provided by operating activities	23,913	33,394

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	-	1,938

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(37,693)	(36,295)
Decrease in cash and cash equivalents	(13,780)	(963)
Cash and cash equivalents at beginning of period	41,937	42,508
Cash and cash equivalents at end of period	$28,157	$41,545

The accompanying notes are an integral part of these consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements do not include all of the disclosures required for complete annual financial statements prepared in conformity with U.S. GAAP. Therefore, the accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments unless indicated otherwise) that are, in the opinion of management, necessary for the fair presentation of our financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Per unit information is calculated by dividing the income or loss applicable to holders of the Partnership’s common units by the weighted average number of units outstanding. The Partnership has no potentially dilutive securities and, consequently, basic and diluted income per unit do not differ.

The unaudited consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries Dorchester Minerals Oklahoma LP, Dorchester Minerals Oklahoma GP, Inc., Maecenas Minerals LLP, Dorchester-Maecenas GP LLC, The Buffalo Co., A Limited Partnership, DMLPTBC GP LLC, and DMLP Terra Firma LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the prior‑period condensed consolidated financial statements have been reclassified to conform to the current‑period presentation. Management believes these reclassifications enhance the clarity and consistency of the financial statement presentation. These are presentation only reclassifications and had no effect on total assets, total liabilities, shareholders’ equity, net income, or cash flows for any periods presented.

2.	Summary of Significant Accounting Policies

The Partnership’s significant accounting policies are described in Note 2 of the consolidated financial statements included in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2025. There have been no changes in such polices or the application of such polices during the three months ended March 31, 2026.

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

Receivables — The following table presents the Partnership’s receivables as of the dates indicated:

	In Thousands
	As of
	March 31, 2026	December 31, 2025	December 31, 2024
Royalty Properties receivable	$26,791	$13,810	$19,120
Other	58	158	121
Accounts receivable	26,849	13,968	19,241
Net profits interest receivable - related party	19,042	2,513	5,544
Total Receivables	$45,891	$16,481	$24,785

Revenues — The following table disaggregates the Partnership’s oil and natural gas revenues from production on the Royalty Properties for the three months ended March 31, 2026 and 2025:

	In Thousands
	Three Months Ended
	March 31,
	2026	2025
Oil sales (1)	$36,638	$32,622
Natural gas sales	4,327	5,208
Total Royalties operating revenue	$40,965	$37,830

(1)	Includes natural gas liquids sales.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for calculating current expected credit losses on accounts receivable and current contract assets. This practical expedient permits a reporting entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the assets. This ASU was effective for the Partnership beginning January 1, 2026, under a prospective approach. The adoption of this ASU did not have a material effect on the Partnership’s financial statements.

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

The Partnership considers the applicability and impact of all ASUs. There are no other recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption

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

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership, the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Final settlement net cash received, net of capitalized transaction costs paid, of $1.9 million is included in net cash contributed in acquisitions on the consolidated statement of cash flows for the three months ended March 31, 2025.

4.	Commitments and Contingencies

Our Partnership and Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our General Partner (the “Operating Partnership”), are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results. During the first quarter of 2026, our Partnership and the Operating Partnership entered into a settlement and mutual release agreement with unrelated third parties resolving ordinary course litigation affecting certain leasehold in Midland County, Texas, which is owned by the Operating Partnership and subject to the NPI. The Operating Partnership received proceeds of $15.5 million, which will be included in the calculation of the April 2026 NPI payment.

5.	Distributions to Holders of Common Units

On April 23, 2026, the Partnership announced its cash distribution for the first quarter of 2026 of $0.475036 per common unit, representing activity for the three-month period ended March 31, 2026, payable to common unitholders of record as of May 4, 2026. This distribution will be paid on May 14, 2026. The partnership agreement requires the next cash distribution to be paid by August 14, 2026.

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

Objective

This discussion, which presents our results of operations for the three months ended March 31, 2026 and 2025, should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 594 counties and parishes in 28 states.

As of March 31, 2026, we own a net profits overriding royalty interest (referred to as the “Net Profits Interest”, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive a monthly payment from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of March 31, 2026, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, of $11.7 million.

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

Global oil markets are contending with tariff impacts, geopolitical tensions, including the recent military conflict in Iran, and oil supply dynamics, including the evolving OPEC+ production strategy, potential constraints on Iranian, Russian, and Venezuelan oil exports, disruptions to the flow of oil through the Strait of Hormuz, and the withdrawal of the United Arab Emirates from OPEC and OPEC+. It is unclear how recent volatility in commodity prices will affect changes in North American production activity and oil producers are evaluating a range of scenarios in anticipation of oil price pressure in light of the foregoing. Gas producers could prove to be beneficiaries of potentially lower associated gas production in oil-weighted basins if oil production is curtailed. Larger, well-capitalized producers that comprise a greater portion of present North American shale production, are better able to withstand a broader range of commodity prices.

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

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. Final settlement net cash received, net of capitalized transaction costs paid, of $1.9 million is included in the net cash contributed in acquisitions on the consolidated statement of cash flows for the three months ended March 31, 2025.

Three Months Ended March 31, 2026 as compared to Three Months Ended March 31, 2025

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

	Three Months Ended
	March 31,
Accrual basis sales volumes:	2026	2025	% Change
Royalty Properties natural gas sales (mmcf)	1,663	1,482	12%
Royalty Properties oil sales (mbbls)	625	518	21%
NPI natural gas sales (mmcf)	641	436	47%
NPI oil sales (mbbls)	353	136	160%

Accrual basis average sales prices:
Royalty Properties natural gas sales ($/mcf)	$2.60	$3.51	(26)%
Royalty Properties oil sales ($/bbl)	$58.63	$63.00	(7)%
NPI natural gas sales ($/mcf)	$4.47	$3.91	14%
NPI oil sales ($/bbl)	$72.16	$61.33	18%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the first quarter of 2025 to the same period of 2026 is primarily a result of suspense releases on first time payments and increased baseline production from Rockies wells acquired in the third quarter of 2025 and higher suspense releases on new wells on legacy acreage in the Permian Basin, partially offset by decreased baseline production in the Permian Basin. The increase in natural gas sales volumes attributable to our Royalty Properties from the first quarter of 2025 to the same period of 2026 is primarily a result of suspense releases on first time payments and increased baseline production from Rockies wells acquired in the third quarter of 2025.

The increase in oil sales volumes attributable to our NPI properties from the first quarter of 2025 to the same period of 2026 is primarily due to higher suspense releases on new wells in the Bakken region and the recognition of sales volumes from July 2021 through May 2025 associated with the $15.5 million of legal settlement proceeds received by the Operating Partnership in the first quarter of 2026 from resolution of ordinary course litigation affecting certain leasehold in Midland County, Texas, which is owned by the Operating Partnership and subject to the NPI . The increase in natural gas sales volumes attributable to our NPI properties for the first quarter of 2025 to the same period of 2026 is primarily due to the recognition of sales volumes from July 2021 through May 2025 associated with legal settlement proceeds noted above, partially offset by decreased baseline production on legacy wells in the Permian Basin.

Operating costs, including production taxes, attributable to our Royalty Properties remained consistent from the first quarter of 2025 to the same period of 2026. This is primarily a result of higher proportionate oil production taxes due to higher oil sales revenue, offset by  lower proportionate natural gas production taxes due to lower natural gas sales revenue and lower ad valorem taxes.

Depreciation, depletion and amortization increased 21% from the first quarter of 2025 to the same period of 2026. Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of reserves extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions and suspense releases on new wells.

General and administrative expenses decreased 1% from the first quarter of 2025 to the same period of 2026. The decrease is primarily a result of lower regulatory fees due to the Partnership’s S-4 filing in the first quarter of 2025, partially offset by increased professional service fees and higher compensation expenses, including an expanded Operating Partnership equity program designed for employee retention.

Net cash provided by operating activities decreased 28% from the first quarter of 2025 to the same period of 2026 primarily due to lower revenue receipts attributable to our Royalty Properties and lower NPI payment receipts, partially offset by higher lease bonus receipts and lower general and administrative expenses.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2026 totaled $26.6 million. Approximately 76% of these receipts reflect oil sales during December 2025 through February 2026 and natural gas sales during November 2025 through January 2026, and approximately 24% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the first quarter of 2026 were $51.79/bbl and $2.27/mcf, respectively.

There were no cash receipts attributable to the NPI during the first quarter of 2026 as the NPI was in a deficit position for the months of December 2025 through February 2026 due to capital expenditures reserved by the Operating Partnership for Bakken drilling commitments.

Liquidity and Capital Resources

Capital Resources

Our primary sources of capital, on both a short-term and long-term basis, are our cash flows from the Royalty Properties and the NPI. Our partnership agreement requires that we distribute quarterly an amount equal to all funds that we receive from Royalty Properties and NPIs (other than cash proceeds received by the Partnership from a public or private offering of securities of the Partnership) less certain expenses and reasonable reserves. Additional cash requirements include the payment of oil and natural gas production and property taxes not otherwise deducted from gross production revenues and general and administrative expenses incurred on our behalf and allocated to the Partnership in accordance with the partnership agreement. Because the distributions to our unitholders are, by definition, determined after the payment of all expenses actually paid by us, the only cash requirements that may create liquidity concerns for us are the payment of expenses. Because many of these expenses vary directly with oil and natural gas sales prices and volumes, we anticipate that sufficient funds will be available at all times for payment of these expenses. See Note 5 to the unaudited consolidated financial statements included in “Item 1 – Financial Statements” of this Quarterly Report for additional information regarding cash distributions to unitholders.

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring in 2029. Under the third amendment to the Office Lease, monthly rental payments range from $25,000 to $30,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations as of March 31, 2026 are summarized as follows:

As of
3/31/2026
(In Thousands)
2026	$277
2027	374
2028	380
2029	63
Total lease payments	1,094
Less amount representing interest	(381)
Total lease obligation	$713

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

Liquidity and Working Capital

Cash and cash equivalents totaled $28.2 million at March 31, 2026 and $41.9 million at December 31, 2025.

Critical Accounting Policies and Estimates

As of March 31, 2026, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2026. For a discussion of our exposure to market risk, refer to Item 7A of Part II of the Partnership’s Annual Report.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Partnership’s risk factors as disclosed under “Item 1A – Risk Factors” in the Partnership’s Annual Report other than as disclosed below.

The Partnership may be adversely affected by price volatility in the oil and natural gas markets.

Historically, there has been price volatility in the oil and natural gas markets, which have been impacted by a number of factors, including actions by oil producing nations. Global military conflicts and political uncertainty, fluctuating interest rates, changes in tariff rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation, and actions taken by OPEC and its non-OPEC allies, collectively OPEC+, continued to contribute to economic and pricing volatility during 2025. More recently, military actions among the United States, Israel and Iran have occurred in the first quarter of 2026 with related disruptions to transit through the Strait of Hormuz. Additionally, Yemen has indicated a continued readiness to resume or escalate attacks on shipping and key waterways in the Red Sea corridor, particularly in response to further escalation of the conflict involving Iran. These hostilities have disrupted and may further disrupt the flow of oil, and have contributed to, and may continue to contribute to, price volatility. Although the length and impact of these ongoing and evolving conflicts are fluid and unpredictable, they have led and may continue to lead to market disruptions, including volatility in oil prices and disruptions to global trade flows. Furthermore, the withdrawal of the United Arab Emirates from OPEC and OPEC+ may further impact oil price volatility. Oil and natural gas market price volatility may have a material adverse effect on our cash distributions in periods of lower prices. During periods of substantial declines in prices, oil and natural gas operators on our properties may suspend drilling programs, which would impact our revenues and operating income. In the event that any wells on our properties are shut-in, restarting wells may require significant costs from our operators, and we cannot guarantee that they would be able to restart at the same level. Moreover, due to the extremely volatile market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks in our industry may be enhanced by such conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(c)
				Total	(d)
				Number of	Maximum
				Units	Number
				Purchased	of Units that
				as	May
				Part of	Yet Be
	(a)		(b)	Publicly	Purchased
	Total		Average	Announced	Under the
	Number of		Price	Plans	Plans
	Units		Paid	or	or
Period	Purchased		per Unit	Programs	Programs
January 1, 2026 – January 31, 2026	-		N/A	-	160,691	(1)
February 1, 2026 – February 28, 2026	20,000	(2)	$25.24	20,000	140,691	(1)
March 1, 2026 – March 31, 2026	-		N/A	-	140,691	(1)
Total	20,000		$25.24	20,000	140,691	(1)

(1)	The number of common units that our General Partner may grant under the Dorchester Minerals Management LP Equity Incentive Program, originally adopted on May 20, 2015, by Dorchester Minerals Operating LP, the Partnership’s sole limited partner, as amended and restated and adopted by the Partnership on October 20, 2022, and, subsequently, as amended and restated as of October 4, 2023, which was approved by our common unitholders on October 4, 2023 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2026, the maximum number of common units that could be purchased under the Equity Incentive Program is 160,691 common units.

(2)	Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 12, 2025 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any “Non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: May 6, 2026		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: May 6, 2026		Chief Financial Officer