Form 10-Q
period 2026-06-30
DORCHESTER MINERALS, L.P.
filed 2026-08-06
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of common units representing limited partnership interests outstanding as of August 6, 2026: 49,091,408

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) and in this Quarterly Report, in the Partnership’s other filings with the SEC and elsewhere in this Quarterly Report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises, the conflicts in the Middle East, including the ongoing military conflict in Iran, and Ukraine, the political uncertainty in Venezuela, changes in the operations on or development of our properties, changes in economic and industry conditions (including changes to tariff and import/export regulations by the United States or other countries) and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$72,500	$41,937
Accounts receivable	15,025	13,968
Net profits interest receivable - related party	11,987	2,513
Prepaid expenses and other current assets	270	526
Total current assets	99,782	58,944

Oil and natural gas properties (full cost method)	743,141	745,539
Accumulated full cost depletion	(532,324)	(495,643)
Total	210,817	249,896

Leasehold improvements	989	989
Accumulated amortization	(744)	(698)
Total	245	291

Operating lease right-of-use asset	3,171	423
Total assets	$314,015	$309,554

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$6,848	$3,538
Operating lease liability	355	256
Total current liabilities	7,203	3,794

Operating lease liability	3,136	521
Total liabilities	10,339	4,315

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	(5,092)	(4,825)
Unitholders (48,256 common units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	308,768	310,064
Total partnership capital	303,676	305,239
Total liabilities and partnership capital	$314,015	$309,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating revenues
Royalties	$43,900	$24,432	$84,865	$62,262
Net profits interest - related party	9,585	3,794	26,114	8,587
Lease bonus	1,233	3,696	2,082	3,807
Other	1,357	473	1,889	903
Total operating revenues	56,075	32,395	114,950	75,559

Costs and expenses
Operating, including production taxes	5,620	2,517	10,187	6,964
Depreciation, depletion and amortization	15,820	14,709	36,727	31,468
General and administrative expenses	868	315	2,129	1,694
General and administrative expenses - related party	2,896	2,507	5,899	5,444
Total costs and expenses	25,204	20,048	54,942	45,570

Net income	$30,871	$12,347	$60,008	$29,989

Allocation of net income
General Partner	$1,037	$442	$1,914	$1,074
Unitholders	$29,834	$11,905	$58,094	$28,915
Net income per common unit (basic and diluted)	$0.62	$0.25	$1.20	$0.61
Weighted average basic and diluted common units outstanding	48,256	47,340	48,256	47,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended June 30, 2025
Balance at April 1, 2025	$(2,656)	$345,791	$343,135	47,340
Net income	442	11,905	12,347
Distributions ($0.725835 per common unit)	(1,283)	(34,360)	(35,643)
Balance at June 30, 2025	$(3,497)	$323,336	$319,839	47,340

Three Months Ended June 30, 2026
Balance at April 1, 2026	$(5,174)	$301,857	$296,683	48,256
Net income	1,037	29,834	30,871
Distributions ($0.475036 per common unit)	(955)	(22,923)	(23,878)
Balance at June 30, 2026	$(5,092)	$308,768	$303,676	48,256

	General Partner	Unitholders	Total	Unitholder Units
Six Months Ended June 30, 2025
Balance at January 1, 2025	$(1,997)	$363,785	$361,788	47,340
Net income	1,074	28,915	29,989
Distributions ($1.465247 per common unit)	(2,574)	(69,364)	(71,938)
Balance at June 30, 2025	$(3,497)	$323,336	$319,839	47,340

Six Months Ended June 30, 2026
Balance at January 1, 2026	$(4,825)	$310,064	$305,239	48,256
Net income	1,914	58,094	60,008
Distributions ($1.230748 per common unit)	(2,181)	(59,390)	(61,571)
Balance at June 30, 2026	$(5,092)	$308,768	$303,676	48,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$60,008	$29,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,727	31,468
Amortization of operating lease right-of-use asset	104	83
Changes in operating assets and liabilities:
Accounts receivable	(2,667)	2,330
Net profits interest receivable - related party	(9,474)	(664)
Prepaid expenses and other current assets	256	(269)
Accounts payable and other current liabilities	3,310	1,112
Operating lease liability	(138)	(133)
Net cash provided by operating activities	88,126	63,916

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	4,008	2,028

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(61,571)	(71,938)
Increase (decrease) in cash and cash equivalents	30,563	(5,994)
Cash and cash equivalents at beginning of period	41,937	42,508
Cash and cash equivalents at end of period	$72,500	$36,514

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

2.	Summary of Significant Accounting Policies

The Partnership’s significant accounting policies are described in Note 2 of the consolidated financial statements included in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2025. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2026.

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

Receivables — The following table presents the Partnership’s receivables as of the dates indicated:

	In Thousands
	June 30, 2026	December 31, 2025	December 31, 2024
Royalty Properties receivable	$14,882	$13,810	$19,120
Other	143	158	121
Accounts receivable	15,025	13,968	19,241
Net profits interest receivable - related party	11,987	2,513	5,544
Total Receivables	$27,012	$16,481	$24,785

Revenues — The following table disaggregates the Partnership’s oil and natural gas revenues from production on the Royalty Properties for the three and six months ended June 30, 2026 and 2025:

	In Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Oil sales (1)	$43,622	$22,568	$80,260	$55,190
Natural gas sales	278	1,864	4,605	7,072
Total Royalties operating revenue	$43,900	$24,432	$84,865	$62,262

(1)	Includes natural gas liquids sales.

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

On July 31, 2026, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 3,100 net royalty acres located in five counties across the Williston Basin in North Dakota in exchange for 835,958 common units representing limited partnership interests in the Partnership valued at $23.1 million and issued pursuant to the Partnership’s registration statement on Form S-4. At closing, in addition to conveying mineral and royalty interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from April 1, 2026 through June 30, 2026 of $3.6 million, which will be included in the calculation of the Partnership’s third quarter 2026 cash distribution to unitholders.

On August 29, 2025, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership valued at $23.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Oil and natural gas properties, at cost, on the consolidated balance sheet as of December 31, 2025 includes $19.7 million of net capitalized costs attributable to proved oil and natural gas properties acquired in the transaction. Final settlement net cash received of $4.0 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2026.

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

Our Partnership and Dorchester Minerals Operating LP, a Delaware limited partnership owned directly and indirectly by our General Partner (the “Operating Partnership”), are involved in legal and/or administrative proceedings arising in the ordinary course of their businesses, none of which have predictable outcomes and none of which are believed to have any significant effect on consolidated financial position, cash flows, or operating results. During the first quarter of 2026, our Partnership and the Operating Partnership entered into a settlement and mutual release agreement with unrelated third parties resolving ordinary course litigation affecting certain leasehold in Midland County, Texas, which is owned by the Operating Partnership and subject to the NPI. The Operating Partnership received proceeds of $15.5 million, which were included in the calculation of the April 2026 NPI payment.

5.	Distributions to Holders of Common Units

On July 23, 2026, the Partnership announced its cash distribution for the second quarter of 2026 of $1.272943 per common unit, representing activity for the three-month period ended June 30, 2026, payable to common unitholders of record as of August 3, 2026. This distribution will be paid on August 13, 2026. The partnership agreement requires the next cash distribution to be paid by November 14, 2026.

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

7.	Leases

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas (the “Office Lease”). The third amendment to the Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring February 28, 2029. At lease commencement, the Partnership concluded the Office Lease was an operating lease. Under the third amendment to the Office Lease, monthly rental payments range from approximately $25,000 to $30,000.

In May 2026, the Partnership executed the fourth amendment to the Office Lease, extending the lease term for an additional 86 months, beginning March 1, 2029 and expiring April 30, 2036. Monthly rental payments under the fourth amendment range from approximately $45,000 to $52,000.

Upon commencement of the fourth amendment, the Partnership concluded that the amendment constituted a lease modification and did not represent a separate contract under ASC 842 as the amendment did not grant the Partnership additional right of use not included in the existing Office Lease. As the fourth amendment did not represent a separate contract and extended the contractual term of the existing Office Lease, the Partnership reassessed the classification of the Office Lease and concluded that it continues to be an operating lease. Therefore, upon the effective date of the modification, the Partnership remeasured the operating lease liability using a discount rate of 7% and recognized a corresponding adjustment to the operating lease right-of-use asset. As the Office Lease does not provide an implicit rate of return and as the Partnership is precluded from incurring any borrowings above a nominal amount under its partnership agreement, the Partnership used a discount rate commensurate with the incremental borrowing rate of a group of peers based on information available at the application date in determining the present value of lease payments. The modification was accounted for as a non-cash exchange in which the Partnership obtained additional operating lease right-of-use asset in exchange for the remeasured operating lease liability. The non-cash exchange resulted in an increase of $2.8 million to both the operating lease right-of-use asset and operating lease liability on the condensed consolidated balance sheet.

Maturities of lease liabilities under the fourth amendment to the Office Lease are as follows:

In Thousands
As of
6/30/2026
2026	$184
2027	374
2028	380
2029	428
2030	546
Thereafter	3,133
Total lease payments	5,045
Less amount representing interest	(1,554)
Total lease obligation	$3,491

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see page 1 of this Quarterly Report.

Objective

This discussion, which presents our results of operations for the three and six months ended June 30, 2026 and 2025, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 593 counties and parishes in 28 states.

As of June 30, 2026, we own a net profits overriding royalty interest (referred to as the “Net Profits Interest”, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive a monthly payment from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit.

In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of June 30, 2026, the NPI was in a surplus position and had outstanding capital commitments, primarily in the Bakken region, of $10.4 million.

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

Our profitability is affected by oil and natural gas market prices. Oil and natural gas market prices have fluctuated significantly in recent years in response to factors outside of our control, including the war in Ukraine, conflicts in the Middle East, including the ongoing military conflict in Iran, fluctuations in interest rates, global supply chain disruptions, political uncertainty in Venezuela, and actions taken by OPEC+. It is not possible for us to predict or determine how these factors might affect oil and natural gas market prices in the future. We continue to monitor factors impacting commodity supply and demand situations, including changes to tariff and import/export regulations by the United States or other countries, and assess their impact on our business.

Tariffs and Trading Relationships

The U.S. government has announced, adjusted and rescinded multiple tariffs on many foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Continued uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we own properties. Although we are continuing to monitor the economic effects of such announcements and adjustments, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

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

Results of Operations

Acquisitions for Common Units

On July 31, 2026, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 3,100 net royalty acres located in five counties across the Williston Basin in North Dakota in exchange for 835,958 common units representing limited partnership interests in the Partnership valued at $23.1 million and issued pursuant to the Partnership’s registration statement on Form S-4. At closing, in addition to conveying mineral and royalty interests to the Partnership, the contributors delivered funds to the Partnership in an amount equal to their cash receipts during the period from April 1, 2026 through June 30, 2026 of $3.6 million, which will be included in the calculation of the Partnership’s third quarter 2026 cash distribution to unitholders.

On August 29, 2025, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership valued at $23.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Final settlement net cash received of $4.0 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the six months ended June 30, 2026.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with West Texas Minerals LLC, a Delaware limited liability company, Carrollton Mineral Partners, LP, a Texas limited partnership, Carrollton Mineral Partners Fund II, LP, a Texas limited partnership, Carrollton Mineral Partners III, LP, a Texas limited partnership, Carrollton Mineral Partners III-B, LP, a Texas limited partnership, Carrollton Mineral Partners IV, LP, a Texas limited partnership, CMP Permian, LP, a Texas limited partnership, CMP Glasscock, LP, a Texas limited partnership, and Carrollton Royalty, LP, a Texas limited partnership (collectively, the “Contributors”), the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas in exchange for 6,721,144 common units representing limited partnership interests in the Partnership valued at $202.6 million and issued pursuant to the Partnership’s registration statements on Form S-4. Final settlement net cash received, net of capitalized transaction costs paid, of $2.0 million is included in the net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the three months ended June 30, 2025.

Three and Six Months Ended June 30, 2026 as compared to Three and Six Months Ended June 30, 2025

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Accrual basis sales volumes:	2026	2025	% Change	2026	2025	% Change
Royalty Properties natural gas sales (mmcf)	1,430	1,341	7%	3,093	2,824	10%
Royalty Properties oil sales (mbbls)	573	399	44%	1,198	917	31%
NPI natural gas sales (mmcf)	677	493	37%	1,318	929	42%
NPI oil sales (mbbls)	170	163	4%	523	298	76%

Accrual basis average sales prices:
Royalty Properties natural gas sales ($/mcf)	$0.19	$1.39	(86)%	$1.49	$2.50	(40)%
Royalty Properties oil sales ($/bbl)	$76.12	$56.51	35%	$67.00	$60.18	11%
NPI natural gas sales ($/mcf)	$1.18	$2.20	(46)%	$2.78	$3.00	(7)%
NPI oil sales ($/bbl)	$74.22	$61.86	20%	$72.83	$61.62	18%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the second quarter of 2025 to the same period of 2026 is primarily a result of higher suspense releases on new wells on legacy acreage in the Permian Basin, increased baseline production from legacy wells in the Permian Basin, and Rockies wells acquired in the third quarter of 2025. The increase in oil sales volumes attributable to our Royalty Properties from the first six months of 2025 to the same period of 2026 is primarily a result of higher suspense releases on new wells on legacy acreage in the Permian Basin, and suspense releases on first time payments and increased baseline production from Rockies wells acquired in the third quarter of 2025, partially offset by decreased baseline production in the Permian Basin, particularly in the first quarter of 2026 compared to the same period of 2025, and lower suspense releases on new wells on legacy acreage in the Rockies in the first quarter of 2026 compared to the same period of 2025. The increase in natural gas sales volumes attributable to our Royalty Properties from the second quarter and first six months of 2025 to the same periods of 2026 is primarily a result of higher suspense releases on new wells on legacy acreage in the Permian Basin, and suspense releases on first time payments and increased baseline production from Rockies wells acquired in the third quarter of 2025, partially offset by decreased baseline production in the Permian Basin and lower suspense releases on new wells on legacy acreage in the Rockies in the first quarter of 2026 compared to the same period of 2025.

The increase in oil sales volumes attributable to our NPI properties from the second quarter of 2025 to the same period of 2026 is primarily a result of higher suspense releases on new wells in the Permian Basin and increased baseline production in the Bakken region and Rockies, partially offset by decreased baseline production on legacy wells in the Permian Basin. The increase in oil sales volumes attributable to our NPI properties from the first six months of 2025 to the same period of 2026 is primarily a result of higher suspense releases on new wells in the Permian Basin and Bakken region, increased baseline production in the Bakken region and Rockies, and the recognition of sales volumes from July 2021 through May 2025 associated with the $15.5 million of legal settlement proceeds received by the Operating Partnership in the first quarter of 2026 from resolution of ordinary course litigation affecting certain leasehold in Midland County, Texas, which is owned by the Operating Partnership and subject to the NPI. This increase was partially offset by decreased baseline production on legacy wells in the Permian Basin. The increase in natural gas sales volumes attributable to our NPI properties from the second quarter of 2025 to the same period of 2026 is primarily a result of increased baseline production in the Permian Basin, Bakken region, and Mid-Continent. The increase in natural gas sales volumes attributable to our NPI properties from the first six months of 2025 to the same period of 2026 is primarily due to the recognition of sales volumes from July 2021 through May 2025 associated with legal settlement proceeds noted above and increased baseline production in the Bakken region and Mid-Continent in the second quarter of 2026 compared to the same period of 2025, partially offset by decreased baseline production on legacy wells in the Permian Basin, particularly in the first quarter of 2026 compared to the same period of 2025.

Operating costs, including production taxes, attributable to our Royalty Properties increased 123% from the second quarter of 2025 to the same period of 2026 and 46% from the first six months of 2025 to the same period of 2026. This is primarily a result of higher proportionate oil production taxes due to higher oil sales revenue, higher post-production costs, such as compression, transportation, processing, and marketing, due to higher oil and natural gas sales volumes, and higher ad valorem taxes, partially offset by lower proportionate natural gas production taxes due to lower natural gas sales revenue.

Depreciation, depletion and amortization increased 8% from the second quarter of 2025 to the same period of 2026 and 17% from the first six months of 2025 to the same period of 2026. Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of reserves extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions and suspense releases on new wells.

General and administrative expenses increased 33% from the second quarter of 2025 to the same period of 2026. The increase is primarily attributable to higher professional services fees and increased compensation expenses, including an expanded Operating Partnership equity program designed for employee retention. General and administrative expenses increased 12% from the first six months of 2025 to the same period of 2026. The increase is primarily attributable to higher professional services fees and increased compensation expenses, including an expanded Operating Partnership equity program designed for employee retention, partially offset by lower regulatory fees due to the Partnership’s S-4 filing in the first quarter of 2025.

Net cash provided by operating activities increased 38% from the first six months of 2025 to the same period of 2026 primarily due to higher revenue receipts attributable to our Royalty Properties and higher NPI payment receipts, partially offset by lower lease bonus receipts and higher general and administrative expense payments.

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

Cash receipts attributable to our Royalty Properties during the second quarter of 2026 totaled $50.4 million. Approximately 66% of these receipts reflect oil sales during March 2026 through May 2026 and natural gas sales during February 2026 through April 2026, and approximately 34% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the second quarter of 2026 were $70.37/bbl and $1.68/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the second quarter of 2026 totaled $16.6 million. Approximately 21% of these receipts reflect oil and natural gas sales during February 2026 through April 2026, and approximately 79% from prior sales periods including $15.5 million of proceeds from the previously announced settlement and mutual release agreement affecting certain leasehold in Midland County, Texas. The average realized prices for oil and natural gas sales cash receipts attributable to the NPI properties during the second quarter of 2026 were $67.87/bbl and $3.56/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring February 28, 2029. The fourth amendment to our Office Lease was executed in May 2026 for a term of 86 months, beginning March 1, 2029 and expiring April 30, 2036. Under the third and fourth amendments to the Office Lease, monthly rental payments range from $25,000 to $52,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations are summarized in Note 7 to the unaudited condensed consolidated financial statements included in “Item 1 – Financial Statements” of this Quarterly Report.

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

We currently expect to have sufficient liquidity to fund our distributions to unitholders and operations. However, our liquidity and ability to fund future distributions may be affected by material uncertainties arising from factors beyond our control, including: ongoing global military conflicts such as those in Ukraine and the Middle East, including the conflict in Iran; current inflation and interest rates; political uncertainty in Venezuela; changes to tariff and import/export regulations by the United States or other countries; and prevailing economic conditions in the oil and natural gas market and other financial and business factors. We cannot predict events that may lead to future oil and natural gas price volatility. If market conditions were to change due to declines in oil prices, uncertainty created by military conflicts, or changes in trade policy, and our revenues were reduced significantly or our operating costs were to increase significantly, our cash flows and liquidity could be reduced. The current economic environment is volatile, and we cannot predict the ultimate long-term impact on our liquidity or cash flows from these factors.

Liquidity and Working Capital

Cash and cash equivalents totaled $72.5 million at June 30, 2026 and $41.9 million at December 31, 2025.

Critical Accounting Policies and Estimates

As of June 30, 2026, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the three months ended June 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A of Part II of the Partnership’s Annual Report.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, there has been price volatility in the oil and natural gas markets, which have been impacted by a number of factors, including actions by oil producing nations. Global military conflicts and political uncertainty, fluctuating interest rates, changes in tariff rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation, and actions taken by OPEC and its non-OPEC allies, collectively OPEC+, continued to contribute to economic and pricing volatility during 2025. More recently, military actions among the United States, Israel and Iran have occurred throughout 2026 with related disruptions to transit through the Strait of Hormuz. Additionally, Yemen has indicated a continued readiness to resume or escalate attacks on shipping and key waterways in the Red Sea corridor, particularly in response to further escalation of the conflict involving Iran. These hostilities have disrupted and may further disrupt the flow of oil, and have contributed to, and may continue to contribute to, price volatility. Although the length and impact of these ongoing and evolving conflicts are fluid and unpredictable, they have led and may continue to lead to market disruptions, including volatility in oil prices and disruptions to global trade flows. Furthermore, the withdrawal of the United Arab Emirates from OPEC and OPEC+ may further impact oil price volatility. Oil and natural gas market price volatility may have a material adverse effect on our cash distributions in periods of lower prices. During periods of substantial declines in prices, oil and natural gas operators on our properties may suspend drilling programs, which would impact our revenues and operating income. In the event that any wells on our properties are shut-in, restarting wells may require significant costs from our operators, and we cannot guarantee that they would be able to restart at the same level. Moreover, due to the extremely volatile market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks in our industry may be enhanced by such conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(c)
				Total	(d)
				Number of	Maximum
				Units	Number
				Purchased	of Units that
				as	May
				Part of	Yet Be
	(a)		(b)	Publicly	Purchased
	Total		Average	Announced	Under the
	Number of		Price	Plans	Plans
	Units		Paid	or	or
Period	Purchased		per Unit	Programs	Programs
April 1, 2026 – April 30, 2026	-		N/A	-	140,691	(1)
May 1, 2026 – May 31, 2026	7,500	(2)	$28.30	7,500	133,191	(1)
June 1, 2026 – June 30, 2026	7,500	(2)	$27.56	7,500	125,691	(1)
Total	15,000		$27.93	15,000	125,691	(1)

(1)	The number of common units that our General Partner may grant under the Dorchester Minerals Management LP Equity Incentive Program, originally adopted on May 20, 2015, by Dorchester Minerals Operating LP, the Partnership’s sole limited partner, as amended and restated and adopted by the Partnership on October 20, 2022, and, subsequently, as amended and restated as of October 4, 2023, which was approved by our common unitholders on October 4, 2023 (the “Equity Incentive Program”), each fiscal year may not exceed 0.333% of the number of common units outstanding at the beginning of the fiscal year. In 2026, the maximum number of common units that could be purchased under the Equity Incentive Program is 160,691 common units.

(2)	Open-market purchases by the Operating Partnership, an affiliate of the Partnership, pursuant to a Rule 10b5-1 plan adopted on November 12, 2025 for the purpose of satisfying equity awards to be granted pursuant to the Equity Incentive Program.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the second quarter and six months ended June 30, 2026, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any “Non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: August 6, 2026		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: August 6, 2026		Chief Financial Officer