Form 10-Q
period 2026-09-30
DORCHESTER MINERALS, L.P.
filed 2026-11-05
CIK 1172358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of common units representing limited partnership interests outstanding as of November 5, 2026: 50,341,408

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

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under “Item 1A – Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), in the Partnership’s other filings with the SEC and elsewhere in this Quarterly Report. Examples of such reasons include, but are not limited to, changes in the price or demand for oil and natural gas, public health crises, the conflicts in the Middle East, including the ongoing military conflict in Iran, and in Ukraine, the political uncertainty in Venezuela, changes in the operations on or development of our properties, changes in economic and industry conditions (including changes to tariff and import/export regulations by the United States or other countries) and changes in regulatory requirements (including changes in environmental requirements) and our financial position, business strategy and other plans and objectives for future operations.

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

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$55,695	$41,937
Accounts receivable	19,411	13,968
Net profits interest receivable - related party	8,998	2,513
Prepaid expenses and other current assets	163	526
Total current assets	84,267	58,944

Oil and natural gas properties (full cost method)	761,205	745,539
Accumulated full cost depletion	(547,978)	(495,643)
Total	213,227	249,896

Leasehold improvements	989	989
Accumulated amortization	(767)	(698)
Total	222	291

Operating lease right-of-use asset	3,053	423
Total assets	$300,769	$309,554

LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$7,602	$3,538
Operating lease liability	350	256
Total current liabilities	7,952	3,794

Operating lease liability	3,051	521
Total liabilities	11,003	4,315

Commitments and contingencies (Note 4)

Partnership capital:
General Partner	(6,076)	(4,825)
Unitholders (49,092 and 48,256 common units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	295,842	310,064
Total partnership capital	289,766	305,239
Total liabilities and partnership capital	$300,769	$309,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating revenues
Royalties	$45,194	$31,536	$130,059	$93,798
Net profits interest - related party	-	3,471	26,114	12,058
Lease bonus	5,694	4	7,776	3,811
Other	523	405	2,412	1,308
Total operating revenues	51,411	35,416	166,361	110,975

Costs and expenses
Operating, including production taxes	4,971	4,328	15,158	11,292
Depreciation, depletion and amortization	15,677	16,989	52,404	48,457
General and administrative expenses	348	430	2,477	2,124
General and administrative expenses - related party	2,832	2,496	8,731	7,940
Total costs and expenses	23,828	24,243	78,770	69,813

Net income	$27,583	$11,173	$87,591	$41,162

Allocation of net income
General Partner	$1,099	$406	$3,013	$1,480
Unitholders	$26,484	$10,767	$84,578	$39,682
Net income per common unit (basic and diluted)	$0.54	$0.23	$1.75	$0.84
Weighted average basic and diluted common units outstanding	48,819	47,669	48,446	47,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

(In Thousands)

(Unaudited)

	General Partner	Unitholders	Total	Unitholder Units
Three Months Ended September 30, 2025
Balance at July 1, 2025	$(3,497)	$323,336	$319,839	47,340
Net income	406	10,767	11,173
Acquisition of oil and natural gas properties for common units	-	23,043	23,043	916
Distributions ($0.620216 per common unit)	(1,125)	(29,361)	(30,486)
Balance at September 30, 2025	$(4,216)	$327,785	$323,569	48,256

Three Months Ended September 30, 2026
Balance at July 1, 2026	$(5,092)	$308,768	$303,676	48,256
Net income	1,099	26,484	27,583
Acquisition of oil and natural gas properties for common units	-	23,081	23,081	836
Distributions ($1.272943 per common unit)	(2,083)	(62,491)	(64,574)
Balance at September 30, 2026	$(6,076)	$295,842	$289,766	49,092

	General Partner	Unitholders	Total	Unitholder Units
Nine Months Ended September 30, 2025
Balance at January 1, 2025	$(1,997)	$363,785	$361,788	47,340
Net income	1,480	39,682	41,162
Acquisition of oil and natural gas properties for common units	-	23,043	23,043	916
Distributions ($2.085463 per common unit)	(3,699)	(98,725)	(102,424)
Balance at September 30, 2025	$(4,216)	$327,785	$323,569	48,256

Nine Months Ended September 30, 2026
Balance at January 1, 2026	$(4,825)	$310,064	$305,239	48,256
Net income	3,013	84,578	87,591
Acquisition of oil and natural gas properties for common units	-	23,081	23,081	836
Distributions ($2.503691 per common unit)	(4,264)	(121,881)	(126,145)
Balance at September 30, 2026	$(6,076)	$295,842	$289,766	49,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

DORCHESTER MINERALS, L.P.
(A Delaware Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$87,591	$41,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	52,404	48,457
Amortization of operating lease right-of-use asset	222	124
Changes in operating assets and liabilities:
Accounts receivable	(6,583)	6,009
Net profits interest receivable - related party	(6,485)	926
Prepaid expenses and other current assets	363	(418)
Accounts payable and other current liabilities	3,790	2,107
Operating lease liability	(228)	(198)
Net cash provided by operating activities	131,074	98,169

Cash flows provided by investing activities:
Net cash contributed in acquisitions of oil and natural gas properties	8,829	3,353

Cash flows used in financing activities:
Distributions paid to General Partner and unitholders	(126,145)	(102,424)
Increase (decrease) in cash and cash equivalents	13,758	(902)
Cash and cash equivalents at beginning of period	41,937	42,508
Cash and cash equivalents at end of period	$55,695	$41,606

Non-cash investing and financing activities:
Fair value of common units issued for acquisitions of oil and natural gas properties	$23,081	$23,043

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

Certain amounts in the prior‑period condensed consolidated financial statements have been reclassified to conform to the current‑period presentation. Management believes these reclassifications enhance the clarity and consistency of the financial statement presentation. These are presentation only reclassifications and had no effect on total assets, total liabilities, partnership capital, net income, or cash flows for any periods presented.

2.	Summary of Significant Accounting Policies

The Partnership’s significant accounting policies are described in Note 2 of the consolidated financial statements included in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2025. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2026.

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

Receivables — The following table presents the Partnership’s receivables as of the dates indicated:

	In Thousands
	September 30, 2026	December 31, 2025	December 31, 2024
Royalty Properties receivable	$19,303	$13,810	$19,120
Other	108	158	121
Accounts receivable	19,411	13,968	19,241
Net profits interest receivable - related party	8,998	2,513	5,544
Total Receivables	$28,409	$16,481	$24,785

Revenues — The following table disaggregates the Partnership’s oil and natural gas revenues from production on the Royalty Properties for the three and nine months ended September 30, 2026 and 2025:

	In Thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Oil sales (1)	$41,175	$27,766	$121,435	$82,956
Natural gas sales	4,019	3,770	8,624	10,842
Total Royalties operating revenue	$45,194	$31,536	$130,059	$93,798

(1)	Includes natural gas liquids sales.

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

On October 30, 2026, pursuant to a non-taxable contribution and exchange agreement with Hillside Exploration Assets, LLC, a Texas limited liability company (the “Contributor”), the Partnership acquired mineral and royalty interests totaling approximately 4,300 net royalty acres located in three counties across the Williston Basin in North Dakota in exchange for 1,250,000 common units representing limited partnership interests in the Partnership valued at $37.3 million and issued pursuant to the Partnership’s registration statement on Form S-4. At closing, in addition to conveying mineral and royalty interests to the Partnership, the Contributor delivered funds to the Partnership in an amount equal to its cash receipts during the period from July 1, 2026 through October 30, 2026 of $0.4 million, which will be included in the calculation of the Partnership’s fourth quarter 2026 cash distribution to unitholders.

On July 31, 2026, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 3,100 net royalty acres located in five counties across the Williston Basin in North Dakota in exchange for 835,958 common units representing limited partnership interests in the Partnership valued at $23.1 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2026. The condensed consolidated balance sheet as of September 30, 2026 includes $18.0 million of net proved oil and natural gas properties acquired in the transaction.

On August 29, 2025, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership valued at $23.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. We believe that the acquisition is complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the cost of the acquisition was allocated on a relative fair value basis and transaction costs were capitalized as a component of the cost of the assets acquired. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $1.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2025. Oil and natural gas properties, at cost, on the consolidated balance sheet as of December 31, 2025 includes $19.7 million of net capitalized costs attributable to proved oil and natural gas properties acquired in the transaction. Final settlement net cash received of $4.0 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2026.

On September 30, 2024, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated parties, the Partnership acquired mineral, royalty, and overriding royalty interests in producing and non-producing oil and natural gas properties representing approximately 14,225 net mineral acres located in 14 counties across New Mexico and Texas. Final settlement net cash received, net of capitalized transaction costs paid, of $1.9 million attributable to this acquisition is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2025.

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

On October 22, 2026, the Partnership announced its cash distribution for the third quarter of 2026 of $0.882297 per common unit, representing activity for the three-month period ended September 30, 2026, payable to common unitholders of record as of November 2, 2026. This distribution will be paid on November 12, 2026. The partnership agreement requires the next cash distribution to be paid by February 14, 2027.

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

Objective

This discussion, which presents our results of operations for the three and nine months ended September 30, 2026 and 2025, should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Overview

We own producing and nonproducing mineral, royalty, overriding royalty, net profits and leasehold interests. We refer to these interests as the Royalty Properties. We currently own Royalty Properties in 593 counties and parishes in 28 states.

As of September 30, 2026, we own a net profits overriding royalty interest (referred to as the “Net Profits Interest”, or “NPI”) in various properties owned by Dorchester Minerals Operating LP (the “Operating Partnership”), a Delaware limited partnership owned directly and indirectly by our General Partner. We receive a monthly payment from the NPI equaling 96.97% of the net profits actually realized by the Operating Partnership from these properties in the preceding month. In the event that costs, including budgeted capital expenditures, exceed revenues on a cash basis in a given month for properties subject to the Net Profits Interest, no payment is made, and any deficit is accumulated and reflected in the following month's calculation of net profit. In the event the NPI has a deficit of cumulative revenue versus cumulative costs, the deficit will be borne solely by the Operating Partnership.

From a cash perspective, as of September 30, 2026, the NPI was in a deficit of $4.7 million and had outstanding capital commitments, primarily in the Bakken region, of $20.6 million.

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

Global oil markets are contending with tariff impacts, geopolitical tensions, including the ongoing military conflict in Iran, and oil supply dynamics, including the evolving OPEC+ production strategy, potential constraints on Iranian, Russian, and Venezuelan oil exports, disruptions to the flow of oil through the Strait of Hormuz, and the withdrawal of the United Arab Emirates from OPEC and OPEC+. It is unclear how recent volatility in commodity prices will affect North American production activity, and oil producers are evaluating a range of scenarios in anticipation of oil price pressure in light of the foregoing. Gas producers could prove to be beneficiaries of potentially lower associated gas production in oil-weighted basins if oil production is curtailed. Larger, well-capitalized producers that comprise a greater portion of present North American shale production are better able to withstand a broader range of commodity prices.

Results of Operations

Acquisitions for Common Units

On October 30, 2026, pursuant to a non-taxable contribution and exchange agreement with Hillside Exploration Assets, LLC, a Texas limited liability company (the “Contributor”), the Partnership acquired mineral and royalty interests totaling approximately 4,300 net royalty acres located in three counties across the Williston Basin in North Dakota in exchange for 1,250,000 common units representing limited partnership interests in the Partnership valued at $37.3 million and issued pursuant to the Partnership’s registration statement on Form S-4. At closing, in addition to conveying mineral and royalty interests to the Partnership, the Contributor delivered funds to the Partnership in an amount equal to its cash receipts during the period from July 1, 2026 through October 30, 2026 of $0.4 million, which will be included in the calculation of the Partnership’s fourth quarter 2026 cash distribution to unitholders.

On July 31, 2026, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral and royalty interests totaling approximately 3,100 net royalty acres located in five counties across the Williston Basin in North Dakota in exchange for 835,958 common units representing limited partnership interests in the Partnership valued at $23.1 million and issued pursuant to the Partnership’s registration statement on Form S-4. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $4.8 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2026.

On August 29, 2025, pursuant to a non-taxable contribution and exchange agreement with multiple unrelated third parties, the Partnership acquired mineral interests totaling approximately 3,050 net royalty acres located in Adams County, Colorado in exchange for 915,694 common units representing limited partnership interests in the Partnership valued at $23.0 million and issued pursuant to the Partnership’s registration statement on Form S-4. Contributed cash delivered at closing and final settlement net cash received, net of capitalized transaction costs paid, of $1.2 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2025. Final settlement net cash received of $4.0 million is included in net cash contributed in acquisitions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2026.

Three and Nine Months Ended September 30, 2026 as compared to Three and Nine Months Ended September 30, 2025

Our period-to-period changes in net income and cash flows from operating activities are principally determined by changes in oil and natural gas sales volumes and prices, and to a lesser extent, by capital expenditures deducted under the NPI calculation, which may reduce net profits interest income and related cash flows received by the Partnership. Net profits interest income for the third quarter of 2026 was zero due to increased capital costs during the period resulting in the NPI being in a deficit position.

Our portion of oil and natural gas sales volumes and average sales prices are shown in the following table. Oil sales volumes include volumes attributable to natural gas liquids and oil sales prices include natural gas liquids prices combined by volumetric proportions.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Accrual basis sales volumes:	2026	2025	% Change	2026	2025	% Change
Royalty Properties natural gas sales (mmcf)	1,566	1,607	(3)%	4,659	4,431	5%
Royalty Properties oil sales (mbbls)	585	493	19%	1,783	1,411	26%
NPI natural gas sales (mmcf)	386	581	(34)%	1,704	1,510	13%
NPI oil sales (mbbls)	181	160	13%	704	458	54%

Accrual basis average sales prices:
Royalty Properties natural gas sales ($/mcf)	$2.57	$2.35	9%	$1.85	$2.45	(24)%
Royalty Properties oil sales ($/bbl)	$70.33	$56.27	25%	$68.09	$58.81	16%
NPI natural gas sales ($/mcf)	$1.96	$2.42	(19)%	$2.59	$2.78	(7)%
NPI oil sales ($/bbl)	$70.43	$56.48	25%	$72.21	$59.83	21%

Both oil and natural gas sales price changes reflected in the table above resulted from changing market conditions.

The increase in oil sales volumes attributable to our Royalty Properties from the third quarter of 2025 to the same period of 2026 is primarily a result of higher suspense releases on new wells on legacy acreage in the Permian Basin and Bakken region and increased baseline production in the Rockies and Bakken region from wells acquired in the third quarters of 2025 and 2026, respectively. The increase in oil sales volumes attributable to our Royalty Properties from the first nine months of 2025 to the same period of 2026 is primarily a result of higher suspense releases on new wells and increased baseline production on legacy acreage in the Permian Basin and suspense releases on first time payments and increased baseline production from the Rockies wells acquired in the third quarter of 2025. Natural gas sales volumes attributable to our Royalty Properties remained relatively flat from the third quarter of 2025 to the same period of 2026 primarily as a result of decreased baseline production from legacy wells in the Permian Basin being largely offset by increased baseline production in the Rockies and Bakken region from wells acquired in the third quarters of 2025 and 2026, respectively. The increase in natural gas sales volumes attributable to our Royalty Properties from the first nine months of 2025 to the same period of 2026 is primarily a result of suspense releases on first time payments, particularly in the first quarter of 2026, and increased baseline production from the Rockies wells acquired in the third quarter of 2025, increased baseline production in the Bakken region from wells acquired in the third quarter of 2026, and higher suspense releases on new wells on legacy acreage in the Permian Basin, particularly during the first and second quarters of 2026, partially offset by decreased baseline production from legacy wells in the Permian Basin.

The increase in oil sales volumes attributable to our NPI properties from the third quarter of 2025 to the same period of 2026 is primarily a result of higher suspense releases on new wells in the Permian Basin and Bakken region, partially offset by decreased baseline production on legacy wells in the Permian Basin. The increase in oil sales volumes attributable to our NPI properties from the first nine months of 2025 to the same period of 2026 is primarily a result of higher suspense releases on new wells in the Permian Basin and Bakken region, increased baseline production in the Bakken region, and the recognition of sales volumes from July 2021 through May 2025 associated with the $15.5 million of legal settlement proceeds received by the Operating Partnership in the first quarter of 2026 from resolution of ordinary course litigation affecting certain leasehold in Midland County, Texas, which is owned by the Operating Partnership and subject to the NPI. This increase was partially offset by decreased baseline production on legacy wells in the Permian Basin. The decrease in natural gas sales volumes attributable to our NPI properties from the third quarter of 2025 to the same period of 2026 is primarily a result of decreased baseline production in the Permian Basin and Bakken region and lower suspense releases on new wells in the Mid-Continent. The increase in natural gas sales volumes attributable to our NPI properties from the first nine months of 2025 to the same period of 2026 is primarily due to the recognition of sales volumes from July 2021 through May 2025 associated with legal settlement proceeds noted above and increased baseline production in the Bakken region and Mid-Continent, particularly in the second quarter of 2026 compared to the same period of 2025, partially offset by decreased baseline production on legacy wells in the Permian Basin, particularly in the first and third quarters of 2026 compared to the same periods of 2025.

Lease bonus revenue is generated by leasing our mineral interests to third party operators, including new leases and extensions of existing leases, and may vary significantly from period to period based on the timing and extent of such activity. Lease bonus revenue increased from the third quarter and the first nine months of 2025 to the same periods of 2026 primarily due to increased leasing activity in the Permian Basin.

Operating costs, including production taxes, attributable to our Royalty Properties increased 15% from the third quarter of 2025 to the same period of 2026 and 34% from the first nine months of 2025 to the same period of 2026. The increase from the third quarter of 2025 to the same period of 2026 is primarily a result of higher proportionate oil production taxes due to higher oil sales revenue, and the increase from the first nine months of 2025 to the same period of 2026 is primarily a result of higher proportionate oil production taxes due to higher oil sales revenue, higher post-production costs, such as compression, transportation, processing, and marketing, due to higher oil and natural gas sales volumes, and higher ad valorem taxes.

Depreciation, depletion and amortization decreased 8% from the third quarter of 2025 to the same period of 2026 and increased 8% from the first nine months of 2025 to the same period of 2026. Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of reserves extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. We adjust our depletion rate each quarter for significant changes in our estimates of oil and natural gas reserves, including recent acquisitions and suspense releases on new wells.

General and administrative expenses increased 9% from the third quarter of 2025 to the same period of 2026. The increase is primarily attributable to increased compensation expenses, including an expanded Operating Partnership equity program designed for employee retention, partially offset by lower professional services fees. General and administrative expenses increased 11% from the first nine months of 2025 to the same period of 2026. The increase is primarily attributable to increased compensation expenses, including an expanded Operating Partnership equity program designed for employee retention, and higher professional services fees, partially offset by lower regulatory fees due to the Partnership’s S-4 filing in the first quarter of 2025.

Net cash provided by operating activities increased 34% from the first nine months of 2025 to the same period of 2026 primarily due to higher revenue receipts attributable to our Royalty Properties, higher NPI payment receipts, and higher lease bonus receipts, partially offset by higher general and administrative expense payments.

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

Cash receipts attributable to our Royalty Properties during the third quarter of 2026 totaled $37.0 million. Approximately 80% of these receipts reflect oil sales during June 2026 through August 2026 and natural gas sales during May 2026 through July 2026, and approximately 20% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the Royalty Properties during the third quarter of 2026 were $68.53/bbl and $1.61/mcf, respectively.

Cash receipts attributable to the Partnership's NPI during the third quarter of 2026 totaled $3.0 million. Approximately 50% of these receipts reflect oil and natural gas sales during May 2026 through July 2026, and approximately 50% from prior sales periods. The average realized prices for oil and natural gas sales cash receipts attributable to the NPI properties during the third quarter of 2026 were $79.29/bbl and $0.89/mcf, respectively.

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

Contractual Obligations

The Partnership leases its office space at 3838 Oak Lawn Avenue, Suite 300, Dallas, Texas, through an operating lease (the “Office Lease”). The third amendment to our Office Lease was executed in April 2017 for a term of 129 months, beginning June 1, 2018 and expiring February 28, 2029. The fourth amendment to our Office Lease was executed in May 2026 for a term of 86 months, beginning March 1, 2029 and expiring April 30, 2036. Under the third and fourth amendments to the Office Lease, monthly rental payments range from $25,000 to $52,000. Future maturities of Office Lease liabilities representing monthly cash rental payment obligations are summarized as follows:

In Thousands
As of
9/30/2026
2026	$92
2027	374
2028	380
2029	428
2030	546
Thereafter	3,133
Total lease payments	4,953
Less amount representing interest	(1,552)
Total lease obligation	$3,401

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

Liquidity and Working Capital

Cash and cash equivalents totaled $55.7 million at September 30, 2026 and $41.9 million at December 31, 2025.

Critical Accounting Policies and Estimates

As of September 30, 2026, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A of Part II of the Partnership’s Annual Report.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any “Non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.17	Bylaws of Dorchester Minerals Oklahoma GP, Inc. (incorporated by reference to Exhibit 3.14 to Dorchester Minerals’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.1+	Dorchester Minerals Operating LP Executive Severance Plan, effective August 6, 2026 (incorporated by reference to Exhibit 10.1 to Dorchester Minerals’ Current Report on Form 8-K filed with the SEC on August 7, 2026)

31.1*	Certification of Chief Executive Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Partnership pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Partnership pursuant to 18 U.S.C. Sec. 1350

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
**Furnished herewith
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DORCHESTER MINERALS, L.P.

	By:	/s/ Bradley Ehrman
Bradley Ehrman
Date: November 5, 2026		Chief Executive Officer

	By:	/s/ Leslie Moriyama
Leslie Moriyama
Date: November 5, 2026		Chief Financial Officer